Form 10-K/A
period 2005-12-31
AMERICAN REAL ESTATE HOLDINGS L P
filed 2006-12-07
CIK 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————

FORM 10-K/A

——————

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission file number 333-125986

AMERICAN REAL ESTATE HOLDINGS
LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

——————

Delaware	13-3398767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

767  Fifth Avenue, Suite 4700
New York, NY 10153
(Address of principal executive offices) (Zip Code)

(212) 702-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

——————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐   No ☒

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of the last business day of the registrant’s most recently completed record quarter, none of the voting or non-voting common equity was held by non-affiliates.

EXPLANATORY NOTE

American Real Estate Holdings Limited Partnership (the “Company”) is filing this amendment to Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006 to include (as noted in Item 15. Exhibits, Financial Statement Schedules of the original filing) Schedule I Condensed Financial Information of Parent as an amendment.

Schedule I was not filed with the initial filing as additional time was required to complete the Schedule.

Except as described above, no other changes have been made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as initially filed with the SEC on March 31, 2006, and except as described above, this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(2) Financial Statement Schedules:

Page Number
Reports of Independent Registered Public Accounting Firms	7
Schedule 1 Condensed Financial Information of Parent	9

All other Financial Statement schedules have been omitted because the required financial information is not applicable or the information is shown in the Financial Statements or Notes thereto in the Form 10-K filed March 31, 2006.

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

Exhibit Index

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

Exhibit Index

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

Exhibit Index

10.28	Form of AREP and AREP Finance 71/8 % Senior Note due 2013 (incorporated by reference to Exhibit 4.10 to AREP’s Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).
10.29

Indenture, dated as of May 12, 2004, among AREP, AREP Finance, AREH, as guarantor and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to AREP’s Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).

10.30	Form of 81/8 % Senior Note due 2012 (incorporated by reference to Exhibit 4.1 to AREP’s Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).
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

American Real Estate Holdings Limited Partnership

	By:	American Property Investors, Inc.
General Partner

Date: December 6, 2006	By:	/s/ Jon Weber
Jon Weber, President

	By:	/s/ Hillel Moerman
Hillel Moerman, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Partners of
American Real Estate Holdings Limited Partnership

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of American Real Estate Holdings Limited Partnership and Subsidiaries referred to in our report dated March 10, 2006 (except for Note 8, as to which the date is March 29, 2006), which is included in the annual report filed with the Securities and Exchange Commission on March 31, 2006. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule included in Part IV, Item 15 (a)(2) of this Form 10 K/A is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

New York, New York
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
American Real Estate Holdings Limited Partnership:

Under date of November 29, 2005, we reported on the consolidated statements of operations, changes in partners’ equity and comprehensive income, and cash flows of American Real Estate Holdings Limited Partnership and subsidiaries for the year ended December 31, 2003, which are included in the annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.  In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included in Part IV, Item 15(a)(2) of this Form 10-K/A.  The financial statement schedule is the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
November 29, 2005

SCHEDULE I

AMERICAN REAL ESTATE HOLDINGS LIMITED PARTNERSHIP (Parent Company)

CONDENSED BALANCE SHEETS
December 31, 2005 and 2004

	December 31,
	2005	2004
	(In $000’s)
ASSETS
Current assets:
Cash and cash equivalents	$152,584	$671,483
Investments	812,840	54,860
Trade, notes and other receivables, net	14,106	7,668
Other current assets	27,233	67,225
Total current assets	1,006,763	801,236

Property, plant and equipment, net	110,962	121,562
Investments	785	5,782
Investments in and amounts due from subsidiaries	1,544,892	1,252,706
Other assets	615	16,284
Total assets	$2,664,017	$2,197,570

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,114	$7,787
Current portion of long-term debt	18,104	31,043
Margin liability on marketable securities	131,061	—
Total current liabilities	164,279	38,830
Long-term debt	873,103	394,352
Other liabilities	—	203
Total liabilities	1,037,382	433,385
Commitments and contingencies (Note 3)
Partners’ equity
Limited partners	1,610,369	1,746,543
General partner	16,266	17,642
Partners’ equity	1,626,635	1,764,185
Total liabilities and partners’ equity	$2,664,017	$2,197,570

See notes to condensed financial statements

SCHEDULE I

AMERICAN REAL ESTATE HOLDINGS LIMITED PARTNERSHIP (Parent Company)

CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003

	Years Ended December 31,
	2005	2004	2003
	(In $000s)

Revenues	$14,923	$15,881	$17,286
Expenses	22,343	9,125	6,145
Operating income (loss)	(7,420)	6,756	11,141

Other income (expense), net:
Interest expense	(62,672)	(23,953)	(6,492)
Interest income	36,253	58,242	30,323
Impairment charges on GB Holdings, Inc.	(52,366)	(15,600)	—
Other income (expense), net	33,345	24,435	(4,806)
Equity in income of subsidiaries	14,060	27,278	32,342
Income (loss) from continuing operations	(38,800)	77,158	62,508
Income from discontinued operations	17,512	81,707	10,273
Net (loss) earnings	$(21,288)	$158,865	$72,781
Net (loss) earnings attributable to:
Limited partners	$(21,075)	$157,276	$72,053
General partner	(213)	1,589	728
	$(21,288)	$158,865	$72,781

See notes to condensed financial statements

SCHEDULE I

AMERICAN REAL ESTATE HOLDINGS LIMITED PARTNERSHIP (Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	Years Ended December 31,
	2005	2004	2003
	(In $000s)
Cash flows from operating activities:
Income (loss) from continuing operations	$(38,800)	$77,158	$62,508
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,783	4,129	6,948
Net gain from property transactions	(176)	(5,875)	(7,121)
Investment (gains) losses	(17,613)	(40,159)	(2,607)
Impairment loss on investment in GB Holdings, Inc.	52,366	15,600	—
Write down of marketable equity and debt securities	—	—	19,703
Net proceeds from the sales of trading securities	28,560	—	—
Equity in earnings of subsidiaries	(14,060)	(27,278)	(32,342)
Changes in operating assets and liabilities	29,337	(2,398)	(15,040)
Net cash provided by continuing operations	43,397	21,177	32,049
Income from discontinued operations	17,512	81,707	10,273
Depreciation and amortization	219	1,233	5,001
Net gain from property transactions	(16,140)	(75,197)	(3,353)
Net cash provided by discontinued operations	1,591	7,743	11,921
Net cash provided by operating activities	44,988	28,920	43,970
Cash flows from investing activities:
Capital expenditures	(187)	(18)	(413)
Purchases of marketable equity and debt securities	(766,612)	—	(131,654)
Proceeds from sales of marketable equity and debt securities	133,872	90,614	3,538
Net proceeds from the sales and disposition of real estate	8,414	43,590	15,828
Repayment of related party note	—	—	250,000
Repayment of mezzanine loans	—	49,130	—
Net changes in other investments	—	5,209	—
Net investment in subsidiaries and advances to/from affiliates	(443,903)	(396,972)	(85,742)
Net cash (used in) provided by investing activities	(1,068,416)	(208,447)	51,557
Cash flows from discontinued operations:
Net proceeds from the sales and disposition of real estate	44,111	201,834	5,336
Net cash (used in) provided by investing activities	(1,024,305)	(6,613)	56,893
Cash flows from financing activities:
Partners’ equity:
Distribution to partners	(12,622)	(17,916)	—
Partners’ contribution	9,279	22,800	—
Debt:
Proceeds from senior notes payable	474,000	342,594	—
Net mortgages payable	(3,311)	(31,492)	9,679
Net cash provided by financing activities	467,346	315,986	9,679
Cash flows from discontinued operations:
Mortgages paid upon disposition of properties	(6,928)	(67,045)	(538)
Net cash provided by financing activities	460,418	248,941	9,141
Net increase (decrease) in cash and cash equivalents	(518,899)	271,248	110,004
Cash and cash equivalents, beginning of year	671,483	400,235	290,231
Cash and cash equivalents, end of year	$152,584	$671,483	$400,235

See notes to condensed financial statements

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF
AMERICAN REAL ESTATE HOLDINGS LIMITED PARTNERSHIP
(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

1. Description of Business and Basis of Presentation

American Real Estate Holdings Limited Partnership (the “Company” or “AREH”) is a diversified holding company owning subsidiaries that are engaged in the following operating businesses: (1) Oil & Gas; (2) Gaming; (3) Real Estate; and (4) Home Fashion.

AREH is a limited partnership formed in Delaware on February 17, 1987. American Real Estate Partners, L.P. (“AREP” or the “Limited Partner”) is a master limited partnership formed in Delaware on February 17, 1987. AREP owns a 99% limited partner interest in the Company. American Property Investors, Inc. (the “General Partner”) owns a 1% general partner interest in both AREH and AREP representing an aggregate 1.99% general partner interest in AREH and AREP. The General Partner is owned and controlled by Mr. Carl C. Icahn.

The restricted assets of the consolidated subsidiaries of AREH, a holding company (the Parent Company), exceeds 25 percent of consolidated net assets at December 31, 2005. The foregoing schedules present the condensed financial information of the Parent Company in accordance with Rule 5-04 of Regulation S-X. The condensed financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Form 10-K filed with the SEC on March 31, 2006.

2. Long-Term Debt

See Note 15. Long-term Debt in the Form 10-K consolidated financial statements and notes thereto filed with the SEC on March 31, 2006.

3. Commitments and Contingencies

See Note 22. Commitments and Contingencies in the Form 10-K consolidated financial statements and notes thereto filed with the SEC on March 31, 2006.

4. Dividends

During the years ended December 31, 2005, 2004 and 2003, AREH received cash dividends of $52.4 million, $22.4 million and $22.4 million, respectively, from its subsidiaries and affiliates.