Form 10-K
period 2007-12-31
ICAHN ENTERPRISES HOLDINGS L.P.
filed 2008-03-31
CIK 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________ to ___________

Commission File Number 1-9516

ICAHN ENTERPRISES HOLDINGS L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3398767
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue, Suite 4700
New York, New York 10153
(212) 702-4300
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

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

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, none of the voting or non-voting common equity was held by non-affiliates.

DEFINED TERMS

As used in this Annual Report on Form 10-K, the following terms shall have the following corresponding meanings:

“ ACE” means ACE Gaming LLC.

“ ACEP” means American Casino and Entertainment Properties LLC.

“ AEP” means American Entertainment Properties Corp.

“ Atlantic Coast” means Atlantic Coast Entertainment Holdings, Inc.

“ Contribution Agreement” means the Contribution and Exchange Agreement dated as of August 8, 2007 among Icahn Enterprises, the Contributors and Carl C. Icahn.

“ Contributors” means collectively Icahn Management, CCI Offshore and CCI Onshore.

“ Feeder Funds” refer to certain funds formed as Cayman Islands exempted limited companies that invest in the Offshore Master Funds, together with other funds that also invest in the Offshore Master Funds, including, but not limited to, the Offshore Fund.

“ General Partners” means collectively the Onshore GP and the Offshore GP.

“ Icahn Enterprises” means Icahn Enterprises L.P., which was formerly known as American Real Estate Partners, L.P.

“ Icahn Enterprises Holdings” means Icahn Enterprises Holdings L.P., which was formerly known as American Real Estate Holdings Limited Partnership.

“Investment Funds” means collectively the Onshore Fund and the Offshore Master Funds.

“ Investment Management Entities” means either Icahn Management (for the period prior to the acquisition of the Partnership Interests on August 8, 2007) or New Icahn Management (for the period subsequent to the acquisition of the Partnership Interests on August 8, 2007 through December 31, 2007) and, in either case, the General Partners.

“ NEGI” means National Energy Group, Inc.

“ New Icahn Management” means Icahn Capital Management L.P.

“ Offshore Fund” means Icahn Fund Ltd.

“ Offshore Fund II” means Icahn Fund II Ltd.

“ Offshore Fund III” means Icahn Fund III Ltd.

“ Offshore Funds” means collectively the Offshore Fund, Offshore Fund II and Offshore Fund III.

“ New Icahn Management Partnership Interests” means 100% of Icahn Management’s general partnership interests in New Icahn Management contributed by Icahn Management to Icahn Enterprises.

“ Offshore GP” means Icahn Offshore LP.

“ Offshore Master Fund I” means Icahn Partners Master Fund LP.

“ Offshore Master Fund II” means Icahn Partners Master Fund II L.P.

“ Offshore Master Fund III” means Icahn Partners Master Fund III L.P.

“ Offshore Master Funds” means collectively Offshore Master Fund I, Offshore Master Fund II and Offshore Master Fund III.

“ Offshore Partnership Interests” means 100% of CCI Offshore’s general partnership interests in the Offshore GP contributed by CCI Offshore to Icahn Enterprises.

“ Onshore Fund” means Icahn Partners LP.

“ Onshore GP” means Icahn Onshore LP.

“ Onshore Partnership Interests” means 100% of CCI Onshore’s general partnership interests in the Onshore GP contributed by CCI Onshore to Icahn Enterprises.

“ Partnership Interests” means collectively the Onshore Partnership Interests, the Offshore Partnership Interests and the New Icahn Management Partnership Interests.

“ Private Funds” means collectively the Investment Funds and the Feeder Funds.

“ WPI” means WestPoint International Inc.

i

PART I

Item 1. Business

Introduction

Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings, is a limited partnership formed in Delaware on February 17, 1987. On September 17, 2007, we changed our name from American Real Estate Holdings Limited Partnership to Icahn Enterprises Holdings L.P. We are a diversified holding company owning subsidiaries engaged in the following continuing operating businesses: Investment Management, Metals, Real Estate and Home Fashion. In addition, as of December 31, 2007, we operated our Gaming segment, which under generally accepted accounting principles is considered discontinued operations as it was in the process of being sold at such date.

Our sole limited partner is Icahn Enterprises L.P., or Icahn Enterprises, which was formerly known as American Real Estate Partners, L.P., a Delaware master limited partnership which owns a 99% limited partnership interest in us. Our general partner is Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, which was formerly known as American Property Investors, Inc., a Delaware corporation, which is also the general partner of Icahn Enterprises. Icahn Enterprises GP is a wholly owned subsidiary of Beckton Corp., a Delaware Corporation. All of the outstanding capital stock of Beckton Corp., is owned by Carl C. Icahn. References to Icahn Enterprises Holdings in this annual report on Form 10-K include Icahn Enterprises Holdings and its subsidiaries, unless the context otherwise requires.

We have guaranteed the 7.125% senior notes due 2013 issued by Icahn Enterprises. Icahn Enterprises, as issuer, filed a registration statement on Form S-4 with respect to the notes for which we were a registrant guarantor. The registration statement went effective on December 31, 2007. This Annual Report on Form 10-K is being filed in accordance with Section 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as a result of such registration statement. At December 31, 2007, there were fewer than 300 holders of the notes and guarantees. We are filing a Form 15 simultaneously with this Annual Report on Form 10-K to notify the Securities and Exchange Commission that our reporting obligations automatically were suspended pursuant to Section 15(d) of the Exchange Act.

On March 17, 2007, Icahn Enterprises L.P. filed its Form 10-K with the SEC, which is available at www.sec.gov.

Business Strategy

Our business strategy includes:

Grow Our Investment Management Business.  We intend to continue to grow and expand our investment management business.

Operate and Enhance Value of Core Businesses.  We continually evaluate our operating businesses with a view to maximizing their value to us. In each of our businesses, we place management with the expertise to run their businesses and we give management specific operating objectives that they must achieve.

Invest Capital to Grow Existing Operations or Add New Operating Platforms.  We may look to make acquisitions of assets or operations that complement our existing operations or look to acquire new business segments. Our management team has extensive experience in identifying, acquiring and developing undervalued businesses or assets.

Enhance Returns on Assets.  We continually look for opportunities to enhance returns on both liquid and operating assets.

2007 Key Company Developments

Acquisition of Investment Management Business

On August 8, 2007, we acquired the Partnership Interests consisting of the general partnership interests in the General Partners and Icahn Capital Management L.P., or New Icahn Management. These entities provide investment advisory and certain administrative and back office services to the Private Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. Through December 31, 2007, these entities received management fees and incentive allocations from the Private Funds. Management fees were generally 2.5% of the net asset value of the fee-paying capital of certain Private Funds. Incentive allocations, which are performance-based and primarily earned on an annual basis, are generally 25% of the net profits generated by the Private Funds.

As further described below, effective January 1, 2008, the management agreements with the Private Funds were terminated as was the obligation to pay management fees thereunder resulting from the termination of such agreements. Additionally, effective January 1, 2008, the General Partners undertook to provide the services previously provided by New Icahn Management in consideration of which the General Partners will receive special profits interest allocations from the Investment Funds (as defined below).

The total initial consideration paid for the acquisition was $810 million of depositary units of Icahn Enterprises based on the volume-weighted average price of Icahn Enterprises’ depositary units on the New York Stock Exchange, or the NYSE, for the 20-trading-day period ending on August 7, 2007 (the day before the closing). In addition, we have agreed to make certain earn-out payments to the Contributors over a five-year period payable in additional depositary units of Icahn Enterprises based on our after-tax earnings from the General Partners and New Icahn Management subsequent to the acquisition. There is a potential maximum aggregate earn-out (including any catch-up) of $1.121 billion which is subject to achieving total after-tax earnings during the five-year period of at least $3.906 billion.

Icahn Enterprises, our sole limited partner, entered into a Contribution and Exchange Agreement, or the Contribution Agreement, with CCI Offshore Corp., or CCI Offshore, CCI Onshore Corp., or CCI Onshore, Icahn Management LP, or Icahn Management, and Carl C. Icahn. CCI Onshore, CCI Offshore and Icahn Management are collectively referred to herein as the Contributors. Pursuant to the Contribution Agreement, we acquired the general partnership interests in Icahn Onshore LP, or the Onshore GP, and Icahn Offshore LP, or the Offshore GP (collectively referred to herein as the General Partners), acting as general partners of Icahn Partners L.P., or the Onshore Fund, and the Offshore Master Funds managed and controlled by Mr. Icahn. As referred to herein, the Offshore Master Funds consist of (i) Icahn Partners Master Fund LP, or Offshore Master Fund I, (ii) Icahn Partners Master Fund II L.P., or Offshore Master Fund II, and (iii) Icahn Partners Master Fund III L.P., or Offshore Master Fund III. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the Investment Funds.

The General Partners also act as general partners of certain funds formed as Cayman Islands exempted limited partnerships that invest in the Offshore Master Funds. These funds, together with other funds that also invest in the Offshore Master Funds, are collectively referred to herein as the Feeder Funds. The Feeder Funds and the Investment Funds are collectively referred to herein as the Private Funds. As referred to and discussed below, the Feeder Funds include, but are not limited to, Icahn Fund Ltd., Icahn Fund II Ltd. and Icahn Fund III Ltd.

Icahn Enterprises also acquired the general partnership interest in New Icahn Management, a newly formed management company that provided certain management and administrative services to the Private Funds. As referred to herein, the term Investment Management Entities includes Icahn Management (for the period prior to the acquisition on August 8, 2007) or New Icahn Management (for the period subsequent to the acquisition on August 8, 2007 through December 31, 2007) and, in either case, the General Partners.

The acquisition of the Investment Management business was approved by a special committee of independent members of Icahn Enterprises GP’s board of directors. The special committee was advised by its own legal counsel and independent financial adviser with respect to the transaction. The special committee received an opinion from its financial adviser as to the fairness to us, from a financial point of view, of the consideration paid by us.

Acquisition of PSC Metals

On November 5, 2007, through a wholly owned subsidiary, we acquired all of the issued and outstanding capital stock of PSC Metals Inc., or PSC Metals, for $335 million in cash from Philip Services Corporation, or Philip. Mr. Icahn indirectly owns a 95.6% interest and we indirectly own the remaining 4.4% interest in Philip. PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals.

The transaction was approved by a special committee of independent members of Icahn Enterprises GP’s board of directors. The special committee was advised by its own legal counsel and independent financial adviser with respect to the transaction. The special committee received an opinion from its financial adviser as to the fairness to us, from a financial point of view, of the consideration paid by us.

Sale of Nevada Gaming Operations

On April 22, 2007, American Entertainment Properties Corp., or AEP, our wholly owned indirect subsidiary and the direct parent of ACEP, entered into a Membership Interest Purchase Agreement with W2007/ACEP Holdings, LLC, an affiliate of Whitehall Street Real Estate Funds, a series of real estate investment funds affiliated with Goldman, Sachs & Co., or Whitehall Street Real Estate Funds, to sell all of the issued and outstanding membership interests in ACEP.

On February 20, 2008, we completed the sale of ACEP, resulting in a gain of approximately $700 million, before taxes, subject to resolution of post-closing adjustments.

Key Financing Developments

Senior Notes Offering

In January 2007, Icahn Enterprises and Icahn Enterprises Finance Corp., or Icahn Enterprises Finance, formerly known as American Real Estate Finance Corp., issued $500.0 million of 7 1/8% senior notes due 2013, or the Additional Notes. The Additional Notes were issued pursuant to an indenture dated February 7, 2005, among Icahn Enterprises, as issuer, Icahn Enterprises Finance, as co-issuer, us, as Guarantor, and Wilmington Trust Company, as trustee. The Additional Notes were issued by Icahn Enterprises at 99.5% of principal amount or at a 0.5% discount, and the amount paid to Icahn Enterprises included accrued interest from August 15, 2006 through the issue date. The Additional Notes have a fixed annual interest rate of 7 1/8% per annum, which is payable every six months on February 15 and August 15 that commenced on February 15, 2007. The notes will mature on February 15, 2013. Simultaneously, we executed a note in favor of Icahn Enterprises in the original principal amount of $500.0 million and Icahn Enterprises distributed to us the net proceeds of the note offering. The loan is under the same terms and conditions as Icahn Enterprises notes.

Senior Unsecured Variable Rate Convertible Notes Due 2013

In April 2007, Icahn Enterprises issued $600.0 million of variable rate senior convertible notes due 2013, or the variable rate notes. The variable rate notes were sold in a private placement and issued pursuant to an indenture dated as of April 5, 2007, by and among Icahn Enterprises, as issuer, Icahn Enterprises Finance, as co-issuer, and Wilmington Trust Company, as trustee. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points; however, the all-in-rate can be no less than 4.0% nor higher than 5.5%. The variable rate notes are convertible into depositary units of Icahn Enterprises at a conversion price of $132.595 per share per $1,000 principal amount of variable rate notes, subject to adjustments in certain circumstances. As of December 31, 2007, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on January 15, April 15, July 15 and October 15 that commenced on January 15, 2007. The variable rate notes mature on January 15, 2013 assuming they have not been converted to depositary units before their maturity date. Simultaneously, we executed a note in favor of Icahn Enterprises in the original principal amount of $500.0 million and Icahn Enterprises distributed to us the net proceeds of the note offering. The loan is under the same terms and conditions as Icahn Enterprises notes.

In the event that Icahn Enterprises declares a cash dividend or similar cash distribution in any calendar quarter with respect to its depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture requires that Icahn Enterprises simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture.

Investment Management

Background

As noted above, on August 8, 2007, Icahn Enterprises acquired the Investment Management business (i.e., Partnership Interests consisting of the general partnership interests in the General Partners and New Icahn Management). The Investment Management Entities provide investment advisory and certain administrative and back office services to the Private Funds.

The Private Funds began operations in November 2004 with the formation of the Onshore Fund, Offshore Master Fund I, a Cayman Island exempted limited partnership, and Icahn Fund Ltd., a Cayman Islands exempted limited liability company. Icahn Sterling Fund Ltd. was established in early 2006 and on October 1, 2006 its assets were contributed to Icahn Fund Ltd. In fiscal 2007 the following entities commenced operations: (i) Offshore Master Fund II, a Cayman Islands exempted limited partnership; (ii) Icahn Fund II Ltd., a Cayman Islands exempted limited liability company, that invests substantially all of its assets in Offshore Master Fund II; (iii) Offshore Master Fund III, a Cayman Islands exempted limited partnership; and (iv) Icahn Fund III Ltd., a Cayman Island exempted limited liability company, that invests substantially all of its assets in Offshore Master Fund III.

Pursuant to the Contribution Agreement, CCI Offshore contributed to Icahn Enterprises 100% of its general partnership interests in the Offshore GP, referred to herein as the Offshore Partnership Interests. In addition, CCI Onshore contributed to Icahn Enterprises 100% of its general partnership interests in Onshore GP, referred to herein as the Onshore Partnership Interests.

Immediately prior to the execution and delivery of the Contribution Agreement, Icahn Management and New Icahn Management entered into an agreement pursuant to which Icahn Management contributed substantially all of its assets and liabilities, other than certain rights in respect of deferred management fees, to New Icahn Management in exchange for 100% of the general partnership interests in New Icahn Management. Such contribution included the assignment of certain management agreements with the Private Funds. Pursuant to the Contribution Agreement, Icahn Management contributed to Icahn Enterprises 100% of its general partnership interests in New Icahn Management, referred to herein as the New Icahn Management Partnership Interests. The Onshore Partnership Interests, the Offshore Partnership Interests and the New Icahn Management Partnership Interests are collectively referred to herein as the Partnership Interests.

In connection with the acquisition, Icahn Enterprises and New Icahn Management entered into an employment agreement with Mr. Icahn pursuant to which, over a five-year term, Mr. Icahn will serve as Chairman and Chief Executive Officer of New Icahn Management, in addition to his current role as Chairman of Icahn Enterprises. Mr. Icahn also serves as the Chief Executive Officer of the General Partners. New Icahn Management also assumed employment agreements with Mr. Vincent Intrieri, a member of Icahn Enterprises GP’s, board of directors, and Mr. Keith A. Meister, Vice Chairman of Icahn Enterprises GP’s board of directors and Icahn Enterprises’ Principal Executive Officer. See Part III, Item 11, “Executive Compensation — Employment Agreements,” for further discussion of the employment agreements.

The diagram below depicts our Investment Management operations’ organizational structure immediately following our acquisition (1) :

Note: Fund entities depicted as circles in the above diagram are collectively referred to as the “Investment Funds.”

(1)	This diagram depicts consolidated entities only and does not include certain unconsolidated Feeder Funds.

(2)	Effective December 10, 2007, Icahn Partners Holdings LP changed its name to Icahn Capital LP.

(3)
As described below, effective January 1, 2008, the management agreements between New Icahn Management and the Private Funds were terminated pursuant to which New Icahn Management provided administrative and back office services to the Private Funds.

Strategy

The investment strategy of the General Partners of the Private Funds is set and led by Mr. Icahn. The Private Funds seek to acquire securities in companies that trade at a discount to inherent value as determined by various metrics including replacement cost, break-up value, cash flow and earnings power and liquidation value.

The General Partners utilize a process-oriented, research-intensive, value-based investment approach. This approach generally involves three critical steps: (i) fundamental credit, valuation and capital structure analysis; (ii) intense legal and tax analysis of fulcrum issues such as litigation and regulation that often affect valuation; and (iii) combined business valuation analysis and legal and tax review to establish a strategy for gaining an attractive risk-adjusted investment position within a specific credit, industry or litigation segment. This approach focuses on exploiting market dislocations or misjudgments that may result from market euphoria, litigation, complex contingent liabilities, corporate malfeasance and weak corporate governance, general economic conditions or market cycles and complex and inappropriate capital structures.

The Private Funds are often activist investors ready to take the steps necessary to unlock value, including tender offers, proxy contests and demands for management accountability. The Private Funds may employ a number of strategies and are permitted to invest across a variety of industries and types of securities, including long and short equities, long and short bonds, bank debt and other corporate obligations, options, swaps and other derivative instruments thereof, risk arbitrage and capital structure arbitrage and other special situations. The Private Funds invest a material portion of their capital in publicly traded equity and debt securities of companies that the General Partners believe to be undervalued by the marketplace. The Private Funds sometimes take significant positions in the companies in which they invest.

Income

In general, the results of our Investment Management segment were primarily driven by assets under management, or AUM, and the performance of the Private Funds. Through December 31, 2007, revenues from this segment were principally derived from three sources: (1) management fees; (2) incentive allocations; (3) and gains and losses from our principal investments in the Private Funds.

Prior to January 1, 2008, the management agreements provided that management fees were generally 2.5% per annum of the net asset value of fee-paying capital in the Private Funds before the incentive allocation. These fees were paid by each Feeder Fund and the Onshore Fund to New Icahn Management at the beginning of each quarter in an amount equal to 0.625% of the balance of each capital account of a fee-paying limited partner.

Incentive allocations are generally 25% of the net profits (both realized and unrealized) generated by the Investment Funds and are subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). These allocations are calculated and distributed to the Investment Management Entities annually other than incentive allocations earned as a result of investor redemption events during interim periods.

The Investment Management Entities and their affiliates may also earn income through their principal investments in the Investment Funds. Icahn Enterprises Holdings also may earn income through its investment in the Investment Funds. In both cases the income consists of realized and unrealized gains and losses on investment activities along with interest, dividends and other income.

Effective January 1, 2008, the management agreements between New Icahn Management and the Private Funds were terminated resulting in the termination of the Feeder Funds’ and the Onshore Fund’s obligations to pay management fees thereunder. In addition, the limited partnership agreements of the Investment Funds (the “Investment Fund LPAs”) were amended to provide that, as of January 1, 2008, the General Partners will provide or cause their affiliates to provide to the Private Funds the administrative and back office services that were formerly provided by New Icahn Management (the “Services”) and, in consideration of providing the Services, the General Partners will receive special profits interest allocations from the Investment Funds.

As noted above, prior to January 1, 2008, the management agreements provided for the management fees to be paid by each of the Feeder Funds and the Onshore Fund to New Icahn Management at the beginning of each quarter generally in an amount equal to 0.625% of the net asset value of each Investor’s (defined below) investment in the Feeder Fund or Onshore Fund, as applicable.

The Investment Fund LPAs provide, effective January 1, 2008, that the applicable General Partner will receive a special profits interest allocation at the end of each calendar year from each capital account maintained at the Investment Fund that is attributable to, in the case of the Onshore Fund, each limited partner in the Onshore Fund and, in the case of the Feeder Funds, each investor in the Feeder Funds (excluding certain investors that are affiliates of Mr. Icahn) (each, an “Investor”). This allocation is generally equal to 0.625% of the balance in each fee paying capital account as of the beginning of each quarter (for each Investor, the “Target Special Profits Interest Amount”) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent net increases (i.e., net profits) are allocated to an Investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in any year cannot exceed the net profits allocated to such Investor. In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an Investor for a calendar year, a special profits interest allocation will be made to the extent of such net profits, if any, and the shortfall will be carried forward (without interest or a preferred return) and added to the Target Special Profits Interest Amount determined for such Investor for the next calendar year. Appropriate adjustments will be made to the calculation of the special profits interest allocation for new subscriptions and withdrawals by Investors. In the event that an Investor withdraws or redeems in full from a Feeder Fund or the Onshore Fund before the full targeted Target Special Profits Interest Amount determined for such Investor has been allocated to the General Partner in the form of a special profits interest allocation, the Target Special Profits Interest Amount that has not yet been allocated to the General Partner will be eliminated and the General Partner will never receive it.

The Investment Management Entities waived the management fees and incentive allocations for Icahn Enterprises’ investments in the Private Funds and Mr. Icahn’s direct and indirect holdings and may, in their sole discretion, modify or may elect to reduce or waive such fees with respect to any shareholder that is an affiliate, employee or relative of Mr. Icahn or his affiliates, or for any other investor.

The Investment Management Entities will waive the special profits interest allocation and incentive allocations for Mr. Icahn’s direct and indirect holdings and may, in their sole discretion, modify or may elect to reduce or waive such fees with respect to any shareholder that is an affiliate, employee or relative of Mr. Icahn or his affiliates, or for any other investor.

Lock-up

Investors in the Private Funds are typically initially subject to a one-year absolute lock-up and may redeem in the second and third years with an early redemption fee of 8% and 4%, respectively, paid to the applicable Private Fund. After the lock-up period expires, investors may redeem on June 30 th and December 31 st provided they have given 90 days prior written notice. Certain investors with reduced fees are subject to a three-year absolute lock-up. Redemptions are subject to certain additional restrictions.

Affiliate Investments

Icahn Enterprises, our sole limited partner, along with the Private Funds, entered into a covered affiliate agreement, simultaneously with the closing of the transactions contemplated by the Contribution Agreement, pursuant to which we (and certain of our subsidiaries) agreed, in general, to be bound by certain restrictions on our investments in any assets that the General Partners deem suitable for the Private Funds, other than government and agency bonds, cash equivalents and investments in non-public companies. We and our subsidiaries will not be restricted from making investments in the securities of certain companies in which Mr. Icahn or companies he controlled had an interest as of the date of the initial launch of the Private Funds, and companies in which we had an interest on August 8, 2007, the date of acquisition. We and our subsidiaries, either alone or acting together with a group, will not be restricted from (i) acquiring all or any portion of the assets of any public company in connection with a negotiated transaction or series of related negotiated transactions or (ii) engaging in a negotiated merger transaction with a public company and, pursuant thereto, conducting and completing a tender offer for securities of the company. In addition, Mr. Icahn and his affiliates (other than Icahn Enterprises, Icahn Enterprises Holdings and their subsidiaries) continue to have the right to co-invest with the Private Funds. We have no interest in, nor do we generate any income from, any such co-investments, which have been and may continue to be substantial. The terms of the covered affiliate agreement may be amended, modified or waived with our consent and the consent of each of the Private Funds, provided, however, that a majority of the members of an investor committee maintained for certain of the Private Funds may (with our consent) amend, modify or waive any provision of the covered affiliate agreement with respect to any particular transaction or series of related transactions.

Employees

Our Investment Management business currently employs an experienced team of 28 professionals, including an investment, legal and operations group, which consists of the same individuals supporting the Private Funds’ operations prior to the acquisition. In many cases, team members have worked together successfully and have provided business, investing and legal acumen for a number of years with respect to the Private Funds’ operations.

All Other Operations

Metals

Background

PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals.

PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms, and supplies the recycled metals to its customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. These services are provided through PSC Metals’ recycling facilities located in eight states. PSC Metals’ ferrous products include shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), cast furnace iron and broken furnace iron. PSC Metals also processes non-ferrous metals including aluminum, copper, brass, stainless steel and nickel-bearing metals. Non-ferrous products are a significant raw material in the production of aluminum and copper alloys used in manufacturing. PSC Metals also operates a secondary products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets.

The Ferrous Scrap Metal Business

PSC Metals purchases ferrous scrap metal from various sources, including recycled aluminum cans, traditional “junk yards” for cars and appliances, industrial manufacturers who recycle the offal from their metal-forming processes and steel mills who look to PSC Metals to remarket secondary product they would otherwise scrap. PSC Metals sets the price paid to scrap suppliers based on market factors of the underlying metal contents of the scrap metal. Changes in scrap prices can cause collection rates of scrap to increase (when prices are higher) or decrease (when prices are lower). These variations have a significant affect on sales volumes through PSC Metals’ scrap yards. The scrap is then processed to separate between ferrous and non-ferrous metals. PSC Metals then sells processed ferrous scrap to end-users such as steel producing mini-mills and integrated steel makers and foundries, as well as brokers who aggregate materials for other large users.

Demand for processed ferrous scrap metal is highly dependent on the overall strength of the domestic steel industry, particularly producers utilizing electric-arc furnaces technology. Most of PSC Metals’ customers purchase processed ferrous scrap through negotiated spot sales contracts, which establishes the quantity purchased for the current month. The price PSC Metals charges for ferrous scrap depends upon market demand relative to the supply of scrap and scrap substitutes and transportation costs, as well as the quality and grade of scrap. In many cases, PSC Metals’ selling price also includes the cost of transportation to the end-user.

The Non-ferrous Scrap Metal Business

The primary non-ferrous commodities that PSC Metals recycles are aluminum, copper, brass, stainless steel and other nickel-bearing metals. The geographic markets for non-ferrous scrap tend to be larger than those for ferrous scrap due to the higher selling prices of non-ferrous metals relative to their weight, which justify the cost of shipping over greater distances. Non-ferrous scrap is typically sold on a spot basis, either directly or through brokers, to intermediate or end-users, which include smelters, foundries and aluminum sheet and ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of economic activity, with prices generally related to the price of the primary metal on the London Metals Exchange or the New York Commodity Exchange.

Locations

PSC Metals is headquartered in Mayfield Heights, Ohio, and operates 27 yards, three mill service operations and one pipe storage center. PSC Metals’ facilities are strategically located in high volume scrap markets throughout the upper Midwestern and Southeastern United States, placing PSC Metals in proximity to both suppliers and consumers of scrap metals.

Strategy

PSC Metals’ business strategy consists of growing its core scrap yard business through expansion, ensuring a consistent supply to its customers through vertical integration by working closely with supply sources and owning distribution and transportation systems, and investing in PSC Metals’ infrastructure and operating equipment.

Sources of Raw Materials/Competition

The scrap metal recycling industry is highly competitive, cyclical in nature and commodity-based. Operating results tend to reflect and be amplified by changes in general economic conditions, which in turn drive domestic manufacturing and the consumption of scrap in the production of steel and foundry products. The demand for product and production activity of PSC Metals’ scrap consumers drives market pricing levels in PSC Metals’ ferrous and non-ferrous scrap sales. Demand is driven by mill production schedules related to regional manufacturing requirements and service center stocking levels. Due to its low price-to-weight ratio, raw ferrous scrap is generally purchased locally. Ferrous scrap prices are local and regional in nature. Where there are overlapping regional markets, however, the prices do not tend to differ significantly between the regions due to the ability of companies to ship scrap metal from one region to another. The most significant limitation on the size of the geographic market for the procurement of ferrous scrap is the transportation cost. This leads to significant fluctuations in demand and pricing for PSC Metals’ products. The secondary products business is less cyclical but is affected by the rate of secondary product generated by steel mills generating these products and the market demands in plate and pipe markets.

PSC Metals procures scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no contractual obligation to sell scrap metals to us. In periods of low industry prices, suppliers may elect to hold scrap to wait for higher prices or intentionally slow their scrap collection activities. These activities will impact the volume and average pricing of scrap in PSC Metals’ scrap yard operations.

Employees

As of December 31, 2007, PSC Metals employed 1,085 persons, including 256 employees with collective bargaining agreements.

Real Estate

Background

Our Real Estate operations consist of rental real estate, property development and associated resort activities. The three related operating lines of our Real Estate operations are all individually immaterial and have been aggregated for purposes of presenting their financial results.

Our rental real estate operations consist primarily of retail, office and industrial properties leased to single corporate tenants. Historically, substantially all of our real estate assets leased to others have been net-leased under long-term leases. With certain exceptions, these tenants are required to pay all expenses relating to the leased property and, therefore, we are typically not responsible for payment of expenses, including maintenance, utilities, taxes, insurance or any capital items associated with such properties.

Our property development and resort operations are run primarily through Bayswater, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family houses, multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 400 and 900 units of residential housing, respectively. Both developments operate golf and resort activities as well. We are also completing residential communities in Naples, Florida and Westchester County, New York. Our long-term investment horizon and operational expertise allow us to acquire properties with limited current income and complex entitlement and development issues.

Seasonality

Resort operations are highly seasonal with peak activity in Cape Cod from June to September and in Florida from November to February. Sales activity for our real estate developments in Cape Cod and New York typically peak in late winter and early spring, while in Florida our peak selling season is during the winter months.

Employees

Our real estate-related activities, including rental real estate, real estate development and hotel and resort operations, have approximately 400 full and part-time employees, which fluctuates due to the seasonal nature of certain of our businesses. No employees are covered by collective bargaining agreements.

Home Fashion

Background

We conduct our Home Fashion operations through WestPoint International Inc., or WPI, a manufacturer and distributor of home fashion consumer products based in New York, NY. On August 8, 2005, WPI and its subsidiaries completed the purchase of substantially all the assets of WestPoint Stevens Inc. and certain of its subsidiaries pursuant to an asset purchase agreement, or the Purchase Agreement, approved by The United States Bankruptcy Court for the Southern District of New York in connection with Chapter 11 proceedings of WestPoint Stevens. WestPoint Stevens was a premier manufacturer and marketer of bed and bath home fashions supplying leading U.S. retailers and institutional customers. Before the asset purchase transaction, WPI did not have any operations.

On August 8, 2005, we acquired 13.2 million, or 67.7%, of the 19.5 million outstanding common shares of WPI. In consideration for the shares, we paid $219.9 million in cash and received the balance in respect of a portion of the debt of WestPoint Stevens. Pursuant to the Purchase Agreement, rights to subscribe for an additional 10.5 million shares of common stock at a price of $8.772 per share, or the rights offering, were allocated among former creditors of WestPoint Stevens. Under the Purchase Agreement and the Bankruptcy Court order approving the sale, or the Sale Order, we would receive rights to subscribe for at least 2.5 million of such shares and we agreed to purchase up to an additional 8.0 million shares of common stock to the extent that any rights were not exercised by other holders of subscription rights. Accordingly, upon completion of the rights offering and depending upon the extent to which the other holders exercise certain subscription rights, we would beneficially own between 15.7 million and 23.7 million shares of WPI common stock representing between 52.3% and 79.0% of the 30.0 million shares that would then be outstanding.

On December 20, 2006, we acquired: (a) 1,000,000 shares of Series A-1 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100.0 million, and (b) 1,000,000 shares of Series A-2 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100.0 million. Each of the Series A-1 and Series A-2 Preferred Stock has a 4.50% annual dividend, which is paid quarterly. For the first two years after issuance, the dividends are to be paid in the form of additional preferred stock. Thereafter, the dividends are to be paid in cash or in additional preferred stock at the option of WPI. Each of the Series A-1 and Series A-2 Preferred Stock is convertible into common shares of WPI at a rate of $10.50 per share, subject to certain anti-dilution provisions, provided, however, that under certain circumstances, $92.1 million of the Series A-2 Preferred Stock may be converted at a rate of $8.772 per share.

WPI has its own board of directors and audit committee. We are the only holders of WPI’s preferred stock, and, in accordance with its terms, we have the right to elect six of the ten directors of the WPI board of directors. None of the independent directors of the board of directors of Icahn Enterprises GP serves on the WPI board of directors.

In 2005, certain of the first lien lenders of WestPoint Stevens appealed portions of the Bankruptcy Court’s Sale Order. In connection with that appeal, the subscription rights distributed to the second lien lenders at closing were placed in escrow. In 2006, these first lien lenders also filed a complaint in the Delaware Chancery Court together with the trustee for the first lien lenders, Beal Bank, S.S.O., seeking, among other things, an order to unwind the issuance of the preferred stock, or alternatively directing that such preferred stock be held in trust. We are vigorously contesting both proceedings. Depending on the implementation of any changes to the Sale Order or any action taken by the Delaware Chancery Court, ownership in WPI may be distributed in a different manner than described above, we may own less than a majority of WPI’s shares of common stock and our ownership of the preferred stock may change. Our loss of control of WPI could adversely affect WPI’s business and the value of our investment.

We consolidated WPI as of December 31, 2007, 2006 and 2005 and for the period from the date of acquisition through December 31, 2007. If we were to own less than 50% of the outstanding common stock, we would have to evaluate whether we should continue to consolidate WPI and our financial statements could be materially different than as presented as of December 31, 2007, 2006 and 2005 and for the periods then ended. See Item 1A, “Risk Factors” and Item 3, “Legal Proceedings.”

Business

WPI’s business consists of manufacturing, sourcing, distributing, marketing and selling home fashion consumer products. WPI differentiates itself in the $14.0 billion home fashion textile industry based on its nearly 200-year reputation for providing its customers with (1) a full assortment of home fashion products, (2) good customer service, (3) a superior value proposition and (4) branded and private label products with strong consumer recognition. WPI markets a broad range of manufactured and sourced bed, bath and basic bedding products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, bath towels, bath rugs, beach towels, bath accessories, bed skirts, bed pillows, flocked blankets, woven blankets and throws, and heated blankets and mattress pads. WPI continues to serve substantially all the former customers of WestPoint Stevens using assets acquired from WestPoint Stevens and through sourcing activities.

WPI manufactures and sources its products in a wide assortment of colors and patterns from a variety of fabrics, including chambray, twill, sateen, flannel and linen, and from a variety of fibers, including cotton, synthetics and cotton blends. WPI seeks to position its business as a single-source supplier to retailers of bed and bath products, offering a broad assortment of products across multiple price points. WPI believes that product and price point breadth allows it to provide a comprehensive product offering for each major distribution channel.

WPI has transitioned the majority of its manufacturing to low-cost countries and continues to maintain its corporate offices as well as distribution in the United States.

Strategy

WPI’s strategy is to lower its cost of goods sold and improve its long-term profitability by lessening its dependence upon higher-cost domestic sources of manufactured products through establishing offshore manufacturing and sourcing arrangements. This may entail further U.S. plant closings in addition to those already closed. WPI’s offshore sourcing arrangements employ a combination of owned and operated facilities, joint ventures and third-party supplier arrangements. In addition, WPI is lowering its general and administrative expense by consolidating its locations and its outsourcing initiative, reducing headcount and applying more stringent oversight of expense areas where potential savings may be realized. WPI is also seeking to increase its revenues by selling more licensed, differentiated and proprietary products to WPI’s existing customers. WPI believes that it can improve margins over time through upgraded marketing, selective product development, enhanced design and improved customer service capabilities.

Beginning in late 2005, WPI began to identify potentially viable manufacturing and third-party sourcing opportunities outside of the United States. In 2006, WPI entered into an equity joint venture in Pakistan with Indus Dyeing & Manufacturing Ltd. This joint venture, Indus Home Ltd., began production in October 2006 of bath products and is in the process of expanding its existing capacity. In December 2006, WPI acquired bed products manufacturing facilities from Manama Textile Mills WLL in Bahrain, creating WestPoint Home (Bahrain) WLL. These initiatives have permitted WPI to replace certain of its higher cost U.S.-based manufacturing capacity.

Brands, Trademarks and Licenses

WPI markets its products under trademarks, brand names and private labels. WPI uses trademarks, brand names and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors.

WPI manufactures and sells its own branded line of home fashion products consisting of merchandise bearing trademarks that include Atelier Martex®, Grand Patrician®, Martex®, Patrician®, Lady Pepperell®, Luxor®, Seduction®, Utica®, Vellux®, Baby Martex® and Chatham®.

In addition, some of WPI’s home fashion products are manufactured and sold pursuant to licensing agreements under designer and brand names that include, among others, Lauren/Ralph Lauren, Charisma, Rachael Ray, Pink Panther, Little MissMatched, Scooby Doo and Harley Davidson.

Private label brands, also known as “store brands,” are controlled by individual retail customers through use of their own brands or through an exclusive license or other arrangement with brand owners. Private label brands provide retail customers with a way to promote consumer loyalty. As the brand is owned and controlled by WPI’s retail customers and not by WPI. As WPI’s customer base has experienced consolidation, there has been an increasing focus on proprietary branding strategies.

The percentage of WPI’s net sales derived from the sale of private label branded and unbranded products for fiscal 2007 was approximately 43%. For fiscal 2007, the percentage of WPI net sales derived from sales under brands it owns and controls was 33%, and the percentage of WPI net sales derived from sales under brands owned by third parties pursuant to licensing arrangements with WPI was 24%.

Marketing

WPI markets its products through leading department stores, mass merchants, specialty stores and institutional channels. Through marketing efforts directed towards retailers and institutional clients, WPI seeks to create products and services in direct response to recognized consumer trends by focusing on elements such as product design, product innovation, packaging, store displays and other marketing support.

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

Until October 2007, WPI also sold its and other manufacturer’s products through 30 retail stores. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its 30 retail outlet stores and as of December 31, 2007 had terminated the majority of the leases for the 28 leased locations. The operation of the retail stores business is included in the results from discontinued operations.

Distribution

In order to gain operating efficiencies, increase supply chain visibility and to achieve substantial cost savings, WPI engaged a third-party provider of logistics services to consolidate WPI’s domestic towel & sheet warehousing and distribution operations.

Selling, General, and Administrative

WPI continues to focus on reducing its general and administrative costs by shifting its back office and manufacturing operations to offshore locations as well as outsourcing many of these job functions to third-party outsourcing providers.

Competition

The home fashion industry is highly competitive in terms of price, quality and service. Future success will, to a large extent, depend on WPI’s ability to be a competitive low-cost producer. WPI competes with both foreign and domestic companies on, among other factors, the basis of price, quality and customer service. In the sheet and towel markets, WPI competes with many suppliers. WPI may also face competition in the future from companies that are currently third-party suppliers to WPI. Future success depends on the ability to remain competitive in the areas of marketing, product development, price, quality, brand names, manufacturing capabilities, distribution and order processing. Additionally, the easing of trade restrictions over time has led to growing competition from low priced products imported from Asia and Latin America.

Seasonality and Cyclicality

The home fashion industry is somewhat seasonal, with a peak sales season in the fall with respect to WPI’s blanket products. In response to this seasonality, WPI increases its blanket inventory levels during the first six months of the year to meet customer demands for the peak fall season. In addition, the home fashion industry is cyclical and performance may be negatively affected by downturns in consumer spending.

Employees

WPI and its subsidiaries employed approximately 4,500 employees as of December 31, 2007. Currently, approximately 1% of WPI’s employees are unionized.

Holding Company

We seek to invest our available cash and cash equivalents in debt and equity securities with a view to enhancing returns as we continue to assess further acquisitions of operating businesses. During fiscal 2007, we had a net gain on investment activity of approximately $82.6 million, comprised of approximately $28.6 million in realized gains and $54.0 million in unrealized gains.

As of December 31, 2007, 29.9% of our total investments, or $153.5 million, were managed by an unaffiliated third-party investment manager. These investments are predominantly fixed income securities that have an average duration of less than one month, and, in total, are managed to have an average S&P credit quality of above A-. As of March 13, 2008, this portfolio was approximately 96% invested in cash and cash equivalents.

We made three equal investments in September, October and November 2007 aggregating $700 million in the Private Funds for which no management fees or incentive allocations were applicable. As of December 31, 2007, the total value of this investment is approximately $684.3 million, with an unrealized loss of $15.7 million for fiscal 2007. These amounts are reflected in the Investment Management Entities’ net assets, earnings and non-controlling interest but are eliminated at the Holding Company level. However, the Investment Management Entities’ allocated share of net assets and earnings from the Private Funds includes the amount of these eliminated amounts.

We conduct our activities in a manner so as not to be deemed an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Generally, this means that we do not invest or intend to invest in securities as our primary business and that no more than 40% of our total assets will be invested in investment securities as such term is defined in the Investment Company Act. In addition, we intend to structure our investments so as to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code of 1986, as amended.

Item 1A. Risk Factors

Risks Relating to Our Structure

Our general partner and its control person could exercise their influence over us to your detriment.

Mr. Icahn, through affiliates, currently owns 100% of Icahn Enterprises GP, our general partner, and approximately 86.5% of Icahn Enterprises’ outstanding preferred units and approximately 91.2% of Icahn Enterprises’ depositary units and, as a result, has the ability to influence many aspects of our operations and affairs. Icahn Enterprises GP also is our general partner. Icahn Enterprises owns all of our outstanding limited partnership interests.

In addition, if Mr. Icahn were to sell, or otherwise transfer, some or all of his interests in us to an unrelated party or group, a change of control could be deemed to have occurred under the terms of the indentures governing Icahn Enterprises’ notes which would require Icahn Enterprises to offer to repurchase all outstanding notes at 101% of their principal amount plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes.

We have engaged, and in the future may engage, in transactions with our affiliates.

We have invested and may in the future invest in entities in which Mr. Icahn also invests. We also have purchased and may in the future purchase entities or investments from him or his affiliates. Although Icahn Enterprises GP has never received fees in connection with our investments, our partnership agreement allows for the payment of these fees. Mr. Icahn may pursue other business opportunities in industries in which we compete and there is no requirement that any additional business opportunities be presented to us. We continuously identify, evaluate and engage in discussions concerning potential investments and acquisitions, including potential investments in and acquisitions of affiliates of Mr. Icahn. There cannot be any assurance that any potential transactions that we consider will be completed.

To service our indebtedness, we require a significant amount of cash. Our ability to maintain our current cash position or generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund operations depends on existing cash balances and our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

Our current businesses and businesses that we acquire may not generate sufficient cash to service our debt. In addition, we may not generate sufficient cash flow from operations or investments and future borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Based on our current level of indebtedness which includes all unsecured senior notes and related interest payments due thereon, mortgage payable and credit facilities, approximately $437 million of indebtedness will come due in the three-year period ending December 31, 2010. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We are a holding company and depend on the businesses of our subsidiaries to satisfy our obligations.

We are a holding company. In addition to cash and cash equivalents, U.S. government and agency obligations, marketable equity and debt securities and other short-term investments, our assets consist primarily of investments in our subsidiaries. Moreover, if we make significant investments in operating businesses, it is likely that we will reduce the liquid assets at Icahn Enterprises and Icahn Enterprises Holdings in order to fund those investments and the ongoing operations of our subsidiaries. Consequently, our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units and preferred units likely will depend on the cash flow of our subsidiaries and the payment of funds to us by our subsidiaries in the form of dividends, distributions, loans or otherwise.

The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries may be subject or enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us. For example, we have credit facilities for WPI, our majority owned subsidiary, and our real estate development properties that also restrict dividends, distributions and other transactions with us. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt and to make distributions on our depository units will be limited.

We or our subsidiaries may be able to incur substantially more debt.

We or our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing Icahn Enterprises' 8.125% senior notes due 2012, 7.125% senior notes due 2013 and variable rate notes due 2013 do not prohibit us or our subsidiaries from doing so. We and Icahn Enterprises may incur additional indebtedness if we comply with certain financial tests contained in the indentures that govern these notes. As of December 31, 2007, based upon these tests, we and Icahn Enterprises could have incurred up to approximately $1.7 billion of additional indebtedness. However, subsidiaries other than us are not subject to any of the covenants contained in the indentures with respect to the senior notes, including the covenant restricting debt incurrence. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we, and they, now face could intensify.

Our failure to comply with the covenants contained under any of our debt instruments, including the indentures governing the outstanding notes, including our failure as a result of events beyond our control, could result in an event of default which would materially and adversely affect our financial condition.

If there were an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. In addition, any event of default or declaration of acceleration under one debt instrument could result in an event of default under one or more of our other debt instruments. It is possible that, if the defaulted debt is accelerated, our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments and we cannot assure you that we would be able to refinance or restructure the payments on those debt securities.

We may be subject to the pension liabilities of our affiliates.

Mr. Icahn, through certain affiliates, currently owns 100% of Icahn Enterprises GP and approximately 91.2% of our outstanding depositary units and 86.5% of our outstanding preferred units. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there are at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, or the PBGC, against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, is the sponsor of several pension plans which, as of December 31, 2007, were not underfunded on an ongoing actuarial basis but would be underfunded by approximately $93.3 million if those plans were terminated, as most recently reported by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in promised benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans.

The current underfunded status of the ACF pension plans requires ACF to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.

Starfire Holding Corporation, or Starfire, which is 100% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group. The Starfire indemnity (which does not extend to pension liabilities of our subsidiaries that would be imposed on us as a result of our interest in these subsidiaries and not as a result of Mr. Icahn and his affiliates more than 80% ownership interest in us) provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250.0 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

We are subject to the risk of possibly becoming an investment company.

Because we are a holding company and a significant portion of our assets may, from time to time, consist of investments in companies in which we own less than a 50% interest, we run the risk of inadvertently becoming an investment company that is required to register under the Investment Company Act. Registered investment companies are subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies.

In order not to become an investment company required to register under the Investment Company Act, we monitor the value of our investments and structure transactions with an eye toward the Investment Company Act. As a result, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, such as our potential loss of control of WPI, could result in our inadvertently becoming an investment company. See Part II, Item 8, Note 17, “Commitments and Contingencies,” and Part I, Item 3, “Legal Proceedings,” for further discussion.

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

We may become taxable as a corporation.

We believe that we have been and are properly treated as a partnership for federal income tax purposes. This allows us to pass through our income and deductions to our partners. However, the Internal Revenue Service, or IRS, could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, oil and gas revenues, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was qualifying income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute qualifying income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. If less than 90% of our gross income constitutes qualifying income, we may be subject to corporate tax on our net income, at a Federal rate of up to 35% plus possible state taxes. Further, if less than 90% of our gross income constituted qualifying income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes. The cost of paying federal and possibly state income tax, either for past years or going forward, could be a significant liability and would reduce our funds available to make distributions to holders of units, and to make interest and principal payments on our debt securities. To meet the qualifying income test we may structure transactions in a manner which is less advantageous than if this were not a consideration, or we may avoid otherwise economically desirable transactions.

Legislation has been introduced into Congress which, if enacted, could have a material and adverse effect on us. These proposals include legislation which would tax publicly traded partnerships engaged in the investment management business, such as us, as corporations. Other proposals would treat the income from carried interests, when recognized for tax purposes, as ordinary income and as not qualifying as investment income for purposes of the 90% investment income test that publicly traded partnerships must meet to be classified as partnerships. It is unclear whether such legislation will be enacted. Moreover, it is unclear what specific provisions may be enacted, including what the effective date will be, and accordingly what any such legislation’s impact will be on us. It is possible that if such legislation were enacted we would be treated as an association, taxable as a corporation, which would materially increase our taxes. As an alternative, we might be required to restructure our operations, and possibly dispose of certain businesses, in order to avoid or mitigate the impact of any such legislation.

If we discover significant deficiencies in our internal controls over financial reporting or at any recently acquired entity, it may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws, which also could affect the market price of our depositary units or our ability to remain listed on the NYSE.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As of December 31, 2007, we completed remediation of previously reported significant deficiencies in internal controls, as defined under interim standards adopted by the Public Company Accounting Oversight Board, or PCAOB; in two instances at Icahn Enterprises and one at a subsidiary. A “significant deficiency” is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention of those responsible for oversight of the registrant’s financial reporting.

To the extent that any material weakness or significant deficiency exists in our or our consolidated subsidiaries internal control over financial reporting, such material weakness or significant deficiency may adversely affect our ability to provide timely and reliable financial information necessary for the conduct of our business and satisfaction of our reporting obligations under federal securities laws. Ineffective internal and disclosure controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the rating of our debt.

Since we are a limited partnership, you may not be able to pursue legal claims against us in U.S. federal courts.

We are a limited partnership organized under the laws of the state of Delaware. Under the federal rules of civil procedure, you may not be able to sue us in federal court on claims other than those based solely on federal law, because of lack of complete diversity. Case law applying diversity jurisdiction deems us to have the citizenship of each of our limited partners. Because we are a publicly traded limited partnership, it may not be possible for you to attempt to sue us in a federal court because we have citizenship in all 50 U.S. states and operations in many states. Accordingly, you will be limited to bringing any claims in state court.

Certain members of our management team may be involved in other business activities that may involve conflicts of interest.

Certain individual members of our management team may, from time to time, be involved in the management of other businesses, including those owned or controlled by Mr. Icahn and his affiliates. Accordingly, these individuals may focus a portion of their time and attention on managing these other businesses. Conflicts may arise in the future between our interests and the interests of the other entities and business activities in which such individuals are involved.

Risks Relating to Our Business

General

In addition to the following risk factors specific to each of our businesses, all of our businesses are subject to the effects of the following:

•	the continued threat of terrorism;

•	economic downturn;

•	loss of any of our or our subsidiaries key personnel;

•	the unavailability, as needed, of additional financing; and

•	the unavailability of insurance at acceptable rates.

Investment Management Operations

The historical financial information for our investment management operations is not necessarily indicative of the future performance of our investment management operations.

The financial results of our investment management operations are primarily driven by AUM and the performance of the Private Funds. The historical consolidated financial information contained elsewhere in our Annual Report on Form 10-K for our investment management operations is not indicative of the future financial results of our investment management operations. In particular, with respect to the historical returns of our investment management operations:

•	in the past few years, the rates of returns of certain of the Private Funds have benefited from favorable market conditions and profitable investment opportunities that may not repeat themselves;

•	the rates of return reflect the historical cost configuration of our investment management operations, which may change in the future due to factors beyond our control, including changes in laws; and

•	future returns may be affected by the risks described elsewhere in this report, including risks of the industries and businesses in which a particular fund invests.

Poor performance of the Private Funds could cause a decline in our investment management operations revenue, may reduce or eliminate our incentive allocations for one or more periods, and may adversely affect AUM for the Private Funds.

Our revenue from our investment management operations is derived principally from three sources: (1) special profits interest allocations; (2) incentive allocations earned based upon the Private Funds’ performance; and (3) gains or losses in our investments in the Private Funds. In the event that one or more of the Private Funds were to perform poorly, our investment management operations revenue could decline and we may not receive special profits interest allocations or incentive allocations. Moreover, in the event that the performance of one or more Private Funds is negative, our investment management operations revenue could decline and we may not receive any incentive allocation. Furthermore, if a Private Fund has net losses (from net realized and unrealized losses), such losses will be carried forward and incentive allocations will not be earned until such losses are recovered. Moreover, we could experience losses on our investments of our own principal as a result of any such poor performance of the Private Funds. Poor performance could make it more difficult for the Private Funds to raise new capital. Poor performance may cause existing investors in the Private Funds to redeem their investments in the Private Funds. Investors and potential investors in the Private Funds continually assess the Private Funds’ performance. The ability of the Private Funds to raise capital, and the avoidance of excessive redemption levels, will depend on the Private Funds’ continued performance at a level that is satisfactory to investors and potential investors in the Private Funds.

Successful execution of the Private Funds’ activist investment activities involves many risks, certain of which are outside of our control.

The success of the Private Funds’ investment strategy may require, among other things: (i) that the Investment Management Entities properly identify companies whose securities prices can be improved through corporate and/or strategic action; (ii) that the Private Funds acquire sufficient securities of such companies at a sufficiently attractive price; (iii) that the Private Funds avoid triggering anti-takeover and regulatory obstacles while aggregating their positions; (iv) that management of portfolio companies and other security holders respond positively to our proposals; and (v) that the market price of portfolio companies’ securities increases in response to any actions taken by the portfolio companies. We cannot assure you that any of the foregoing will succeed.

Our investment management operations are materially affected by conditions in the global markets and economic conditions throughout the world. The global market and economic climate may deteriorate because of many factors beyond the control of the Investment Management Entities, including rising interest rates or inflation, terrorism or political uncertainty. In the event of a market downturn, the Private Funds could be affected in different ways. Furthermore, while difficult market conditions may increase opportunities to make certain distressed asset investments, such conditions may also increase the risk of default with respect to investments held by the Private Funds that have significant debt investments.

The Private Funds may fail to realize any profits from their investment activities for a considerable period of time and we may lose some or all of the principal amount we invest in the Private Funds. This risk may be magnified due to concentration of investments and investments in undervalued securities.

Our investment management operations revenue depends on the investments made by the Private Funds. Certain investment positions in which each Private Fund may have an interest may be illiquid. The Private Funds may own restricted or non-publicly traded securities and securities traded on foreign exchanges. These investments could prevent a Private Fund from liquidating unfavorable positions promptly and subject the Private Fund to substantial losses.

At any given time, a Private Funds’ assets may become highly concentrated within a particular company, industry, asset category, trading style or financial or economic market. In that event, the Private Fund’s investment portfolio will be more susceptible to fluctuations in value resulting from adverse economic conditions affecting the performance of that particular company, industry, asset category, trading style or economic market than a less concentrated portfolio would be. As a result, the Private Funds’ investment portfolio could become concentrated and its aggregate return may be volatile and may be affected substantially by the performance of only one or a few holdings.

The Private Funds seek to invest in securities that are undervalued. The identification of investment opportunities in undervalued securities is a difficult task, and there are no assurances that such opportunities will be successfully recognized or acquired. While investments in undervalued securities offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial losses. Returns generated from the Private Funds’ investments may not adequately compensate for the business and financial risks assumed.

From time to time, each Private Fund may invest in bonds or other fixed income securities, such as commercial paper and higher yielding (and, therefore, higher risk) debt securities. It is likely that a major economic recession could disrupt severely the market for such securities and may have an adverse impact on the value of such securities. In addition, it is likely that any such economic downturn could adversely affect the ability of the issuers of such securities to repay principal and pay interest thereon and increase the incidence of default for such securities.

For reasons not necessarily attributable to any of the risks set forth in this Form 10-K (for example, supply/demand imbalances or other market forces), the prices of the securities in which the Private Funds invest may decline substantially. In particular, purchasing assets at what may appear to be undervalued levels is no guarantee that these assets will not be trading at even more undervalued levels at a time of valuation or at the time of sale.

The use of leverage in investments by the Private Funds poses a significant degree of risk and enhances the possibility of significant loss in the value of the investments in the Private Funds.

Each Private Fund may leverage its capital if its general partner believes that the use of leverage may enable the Private Fund to achieve a higher rate of return. Accordingly, a Private Fund may pledge its securities in order to borrow additional funds for investment purposes. Each Private Fund may also leverage its investment return with options, short sales, swaps, forwards and other derivative instruments. The amount of borrowings that each Private Fund may have outstanding at any time may be substantial in relation to its capital. While leverage may present opportunities for increasing a Private Fund’s total return, leverage may increase losses as well. Accordingly, any event that adversely affects the value of an investment by a Private Fund would be magnified to the extent such fund is leveraged. The cumulative effect of the use of leverage by each Private Fund in a market that moves adversely to the Private Fund’s investments could result in a substantial loss to the Private Fund that would be greater than if the Private Fund was not leveraged.

In general, the use of short-term margin borrowings results in certain additional risks to the Private Funds. For example, should the securities pledged to brokers to secure any Private Fund’s margin accounts decline in value, the Private Fund could be subject to a “margin call,” pursuant to which it must either deposit additional funds or securities with the broker, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of any of the Private Fund’s assets, the Private Fund might not be able to liquidate assets quickly enough to satisfy its margin requirements.

Any of the Private Funds may enter into repurchase and reverse repurchase agreements. When a Private Fund enters into a repurchase agreement, it “sells” securities issued by the U.S. or a non-U.S. government, or agencies thereof, to a broker-dealer or financial institution, and agrees to repurchase such securities for the price paid by the broker-dealer or financial institution, plus interest at a negotiated rate. In a reverse repurchase transaction, the Private Fund “buys” securities issued by the U.S. or a non-U.S. government, or agencies thereof, from a broker-dealer or financial institution, subject to the obligation of the broker-dealer or financial institution to repurchase such securities at the price paid by the Private Fund, plus interest at a negotiated rate. The use of repurchase and reverse repurchase agreements by any of the Private Funds involves certain risks. For example, if the seller of securities to a Private Fund under a reverse repurchase agreement defaults on its obligation to repurchase the underlying securities, as a result of its bankruptcy or otherwise, the Private Fund will seek to dispose of such securities, which action could involve costs or delays. If the seller becomes insolvent and subject to liquidation or reorganization under applicable bankruptcy or other laws, the Private Fund’s ability to dispose of the underlying securities may be restricted. Finally, if a seller defaults on its obligation to repurchase securities under a reverse repurchase agreement, the Private Fund may suffer a loss to the extent it is forced to liquidate its position in the market, and proceeds from the sale of the underlying securities are less than the repurchase price agreed to by the defaulting seller.

The financing used by each Private Fund to leverage its portfolio will be extended by securities brokers and dealers in the marketplace in which the Private Fund invests. While the Private Fund will attempt to negotiate the terms of these financing arrangements with such brokers and dealers, its ability to do so will be limited. The Private Fund is therefore subject to changes in the value that the broker-dealer ascribes to a given security or position, the amount of margin required to support such security or position, the borrowing rate to finance such security or position and/or such broker-dealer’s willingness to continue to provide any such credit to the Private Fund. Because each Private Fund currently has no alternative credit facility which could be used to finance its portfolio in the absence of financing from broker-dealers, it could be forced to liquidate its portfolio on short notice to meet its financing obligations. The forced liquidation of all or a portion of the Private Fund’s portfolios at distressed prices could result in significant losses to the Private Fund.

The possibility of increased regulatory focus could result in additional burdens on our investment management operations. Changes in tax law could adversely affect us.

As a result of highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which our investment management business operates is subject to further regulation in addition to the rules already promulgated. In particular, in recent years, there has been ongoing debate by U.S. and foreign governments regarding new rules and regulations for investment funds. Our investment management operations may be adversely affected by the enactment of new or revised regulations, or changes in the interpretation or enforcement of rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. For example, the SEC may require all hedge fund managers to register under the Investment Advisors Act of 1940. Such changes could place limitations on the type of investor that can invest in the Private Funds. Further, such changes may limit the scope of investment activities that may be undertaken by the Private Funds’ managers. Any such changes could increase the cost of our investment management operations doing business and/or materially adversely impact our profitability. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Private Funds could be substantial and adverse.

In addition, changes in tax law could adversely affect us. Legislation has been introduced in Congress which, if enacted, could have a material and adverse effect on us. Proposals include legislation which would tax publicly traded partnerships engaged in the investment management business, such as us, as corporations. Other proposals would treat the income from carried interests, when recognized for tax purposes, as ordinary income and as not qualifying as investment income for purposes of the 90% investment income test that publicly traded partnerships must meet to be classified as partnerships. It is unclear whether such legislation will be enacted. Moreover, it is unclear what specific provisions may be enacted, including what the effective date will be, and accordingly what any such legislation’s impact will be on us. It is possible that if such legislation were enacted we would be treated as an association, taxable as a corporation, which would materially increase our taxes. As an alternative, we might be required to restructure our operations, and possibly dispose of certain businesses, in order to avoid or mitigate the impact of any such legislation.

The investment management business is intensely competitive.

The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality and experience of investment professionals and business reputation. The Private Funds compete for fund investors, investment opportunities and talent with an increasing number of hedge funds, private equity funds, specialized funds, traditional asset managers, commercial banks and other financial institutions.

Several of our competitors have raised or are expected to raise, significant amounts of capital and many of them have investment objectives similar to the Private Funds, which may create additional competition for investment opportunities for the Private Funds and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit. Our competitors may benefit from a lower cost of capital or have higher risk tolerance or different risk assessments, which may allow them to bid more aggressively than us.

The Private Funds may lose investment opportunities in the future if they do not match investment prices, structures and terms offered by competitors. Alternatively, the Private Funds may experience decreased rates of return and increased risks of loss if they match investment price structures and terms offered by competitors. In addition, changes in the global capital markets could diminish the attractiveness of the Private Funds relative to investments in other investment products. This competitive pressure could materially adversely affect the ability of the Investment Management Entities to make successful investments for the Private Funds and reduce the AUM of the Private Funds.

These and other factors could reduce our investment management operations revenue and earnings and materially adversely affect our investment management operations.

The failure of Mr. Icahn to participate in the management of the Private Funds could have a material adverse effect on the Private Funds and on us.

The success of the Private Funds depends upon the ability of the Investment Management Entities to develop and implement investment strategies that achieve the Private Funds’ investment objectives. Subjective decisions made by employees of the Investment Management Entities may cause the Private Funds to incur losses or to miss profit opportunities on which the Private Funds would otherwise have capitalized. In the event that Mr. Icahn ceases to participate in the management of the Private Funds, the consequences to the Private Funds and our investment in them could be material and adverse and could lead to the premature termination of the Private Funds. In the event that Mr. Icahn dies, or is unable, by reason of illness or injury, to perform his duties as chief executive officer of the General Partners for 90 consecutive days, or for any reason other than death, illness or injury ceases to perform those duties, the investors in each of the Private Funds will have certain redemption rights. The occurrence of such an event could have a material adverse effect on the revenues and earnings of our investment management business, and the ability of the Private Funds to maintain or grow their AUM. Such redemptions could lead possibly to a liquidation of one or more of the Private Funds and a corresponding elimination of our special profits interest allocations and potential to earn incentive allocations. The loss of Mr. Icahn could, therefore, ultimately result in a loss of substantially all of the earnings of our investment management business.

The Private Funds make investments in companies we do not control.

Investments by the Private Funds include investments in debt or equity securities of publicly traded companies that we do not control. Such investments may be acquired by a Private Fund through open market trading activities or through purchases of securities from the issuer. These investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which the Investment Management Entities disagree or that the majority of stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve the best interests of the Private Fund. In addition, a Private Fund may make investments in which it shares control over the investment with co-investors, which may make it more difficult for it to implement its investment approach or exit the investment when it otherwise would. If any of the foregoing were to occur, the values of the investments by the Private Funds could decrease and our investment management operations revenues could suffer as a result.

The ability to hedge investments successfully is subject to numerous risks.

The Private Funds may utilize financial instruments, both for investment purposes and for risk management purposes in order to (i) protect against possible changes in the market value of a Private Fund’s investment portfolios resulting from fluctuations in the securities markets and changes in interest rates; (ii) protect a Private Fund’s unrealized gains in the value of the their investment portfolios; (iii) facilitate the sale of any such investments; (iv) enhance or preserve returns, spreads or gains on any investment in the Private Fund’s portfolio; (v) hedge the interest rate or currency exchange rate on any of the Private Fund’s liabilities or assets; (vi) protect against any increase in the price of any securities the Investment Management Entities anticipate purchasing at a later date; or (vii) for any other reason that the Investment Management Entities deem appropriate.

The success of any hedging activities will depend, in part, upon the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the portfolio investments being hedged. Since the characteristics of many securities change as markets change or time passes, the success of the our investment management operations’ hedging strategy will also be subject to the ability of the Investment Management Entities to continually recalculate, readjust and execute hedges in an efficient and timely manner. While a Private Fund may enter into hedging transactions to seek to reduce risk, such transactions may result in a poorer overall performance for the Private Fund than if it had not engaged in such hedging transactions. For a variety of reasons, a Private Fund may not seek to establish a perfect correlation between the hedging instruments utilized and the portfolio holdings being hedged. Such an imperfect correlation may prevent the Private Fund from achieving the intended hedge or expose the Private Fund to risk of loss. A Private Fund may determine not to hedge against a particular risk because it does not regard the probability of the risk occurring to be sufficiently high as to justify the cost of the hedge. The Investment Management Entities may not foresee the occurrence of the risk and therefore may not hedge against all risks.

We are subject to third-party litigation risks attributable to our investment management operations that could result in significant liabilities, which could adversely affect our results of operations, financial condition and liquidity.

Some of the tactics that the Private Funds may use involve litigation. The Private Funds could be a party to lawsuits that they initiate or that are initiated by a company in which the Private Funds invest, other shareholders, or state and federal governmental bodies. There can be no assurance that litigation, once begun, would be resolved in favor of the Private Funds.

In addition, we will be exposed to risk of litigation by a Private Fund’s investors if the Investment Management Entities’ management of the Private Fund is alleged to constitute gross negligence, willful misconduct or dishonesty or breach of contract or organizational documents. Further, the Private Fund may be subject to third-party litigation arising from investors’ dissatisfaction with the performance of the Private Fund or based on claims that it improperly exercised control or influence over portfolio investments. The Private Funds and the Investment Management Entities may also be exposed to the risk of litigation or investigation by investors or regulators relating to transactions which presented conflicts of interest that were not properly addressed. In such actions, we would be obligated to bear legal, settlement and other costs (which may exceed our available insurance coverage). In addition, our rights to indemnification from the applicable Private Funds may be challenged.

Certain of the Private Funds are incorporated or formed under the laws of the Cayman Islands. Cayman Islands laws, particularly with respect to shareholder rights, partner rights and bankruptcy, may differ from the laws of the United States and could change possibly to the detriment of the applicable Private Fund.

The Private Funds may invest in companies that are based outside of the United States, which may expose the Private Funds to additional risks not typically associated with investing in companies that are based in the United States.

Investments in securities of non-U.S. issuers (including non-U.S. governments) and securities denominated or whose prices are quoted in non-U.S. currencies pose, to the extent not successfully hedged, currency exchange risks (including blockage, devaluation and non-exchangeability), as well as a range of other potential risks, which could include expropriation, confiscatory taxation, imposition of withholding or other taxes on dividends, interest, capital gains or other income, political or social instability, illiquidity, price volatility and market manipulation. In addition, less information may be available regarding securities of non-U.S. issuers, and non-U.S. issuers may not be subject to accounting, auditing and financial reporting standards and requirements comparable to, or as uniform as, those of U.S. issuers. Transaction costs of investing in non-U.S. securities markets are generally higher than in the United States. There is generally less government supervision and regulation of exchanges, brokers and issuers than there is in the United States. The Private Funds may have greater difficulty taking appropriate legal action in non-U.S. courts. Non-U.S. markets also have different clearance and settlement procedures which in some markets have at times failed to keep pace with the volume of transactions, thereby creating substantial delays and settlement failures that could adversely affect the Private Funds’ performance. Investments in non-U.S. markets may result in imposition of non-U.S. taxes or withholding on income and gains recognized with respect to such securities. There can be no assurance that adverse developments with respect to such risks will not materially adversely affect the Private Funds’ investments that are held in certain countries or the returns from these investments.

The Private Funds’ investments are subject to numerous additional risks.

•	Generally, there are few limitations on the execution of the Private Funds’ investment activities, which are subject to the sole discretion of the Investment Management Entities.

•
A Private Fund may buy or sell (or write) both call options and put options, and when it writes options, it may do so on a covered or an uncovered basis. When the Private Fund sells (or writes) an option, the risk can be substantially greater than when it buys an option. The seller of an uncovered call option bears the risk of an increase in the market price of the underlying security above the exercise price. The risk is theoretically unlimited unless the option is covered. If it is covered, the Private Fund would forego the opportunity for profit on the underlying security should the market price of the security rise above the exercise price. Swaps and certain options and other custom instruments are subject to the risk of non-performance by the swap counterparty, including risks relating to the creditworthiness of the swap counterparty, market risk, liquidity risk and operations risk.

•
The Private Funds may engage in short-selling, which is subject to a theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. The Private Funds may be subject to losses if a security lender demands return of the borrowed securities and an alternative lending source cannot be found or if the Private Funds are otherwise unable to borrow securities that are necessary to hedge its positions.

•
The Private Funds may effect transactions through over-the-counter or interdealer markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of exchange-based markets. This exposes the Private Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide ) or because of a credit or liquidity problem, thus causing the Private Fund to suffer a loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where a Private Fund has concentrated its transactions with a single or small group of its counterparties. The Private Funds are not restricted from dealing with any particular counterparty or from concentrating any or all of the Private Funds transactions with one counterparty.

•
Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by other institutions. This systemic risk may materially adversely affect the financial intermediaries (such as prime brokers, clearing agencies, clearing houses, banks, securities firms and exchanges) with which the Private Funds interact on a daily basis.

•
The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. The Private Funds’ trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the Private Funds might only be able to acquire some but not all of the components of the position, or if the overall positions were to need adjustment, the Private Funds might not be able to make such adjustment. As a result, the Private Funds would not be able to achieve the market position selected by the Investment Management Entities and might incur a loss in liquidating their position.

Metals Operations

The principal markets served by our scrap metals operations are highly competitive. We may have difficulty competing with companies that have a lower cost structure than ours.

Our scrap metals business operates in a highly competitive environment. We primarily provide services to industrial companies. Many other companies offer the same or similar services and compete with our metals business on a number of bases including, but not limited to: (i) price; (ii) quality of service; (iii) proximity to the consumer; (iv) proximity to sources of supply; (v) local or regional presence; (vi) technology; (vii) safety performance; and (viii) financial strength. Many of these competitors have greater financial resources than we do either nationally or in the particular locale in which they operate. Some of these competitors are larger and have more diverse businesses than we do. In addition, we also face increased competition from steel mills that are vertically integrated into the scrap metal business. Some of our foreign competitors may be able to pursue business opportunities without regard for the laws and regulations with which we must comply, such as environmental regulations. These companies may have a lower cost structure, more operating flexibility and consequently they may be able to offer better prices and more services than we can. We cannot assure you that we will be able to compete successfully with these companies. In addition to larger companies, we compete with many smaller competitors operating locally in this highly fragmented market. Some of the companies may have lower operating costs and may be able to compete more effectively on price.

Prices of commodities are volatile and markets are competitive.

We are exposed to commodity price risk during the period that we have title to products that are held in inventory for processing and/or resale. Prices of commodities, including scrap metals, can be volatile due to numerous factors beyond our control, including:

•	general economic conditions;

•	labor costs;

•	competition;

•	financial condition of our major customers;

•	access and costs associated with transportation systems;

•	the availability of imports;

•	the availability and relative pricing of scrap metal substitutes; and

•	import duties, ocean freight costs, tariffs and currency exchange rates.

In an increasing price environment for raw materials, competitive conditions may limit our ability to pass on price increases to our consumers. In a decreasing price environment for processed scrap, we may not have the ability to fully recoup the cost of raw scrap metal we process and sell to our customers. New entrants into our markets could result in higher purchase prices for raw materials and lower margins from our scrap metals. Prices in the scrap metal industry are established and adjusted monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the scrap metals industry.

Increases in steel imports could adversely affect the demand for scrap metals domestically.

Our scrap metals operations may be adversely affected by increases in steel imports into the United States, which will have an adverse impact on domestic steel production and a corresponding adverse impact on the demand for scrap metals domestically. Additionally, our scrap metals business could be negatively affected by strengthening in the U.S. dollar or increased freight costs which could negatively impact export sales and a stronger U.S. dollar could also attract imports of scrap or scrap substitutes, reducing demand for our scrap metals.

A significant increase in the use of scrap metals alternatives by consumers of processed scrap metals could reduce demand for our products.

During periods of high demand for scrap metals, tightness can develop in the supply and demand for ferrous scrap. The relative scarcity of ferrous scrap, particularly prime or industrial grades, and its high price during such periods have created opportunities for producers of alternatives to scrap metals, such as pig iron and direct reduced iron pellets and others. Although these alternatives have not been a major factor in the industry to date, we cannot assure you that the use of alternatives to scrap metals may not proliferate in the future if the prices for scrap metals rise, if the supplies of available unprepared ferrous scrap tighten or if costs to import scrap decline precipitously.

The profitability of our scrap recycling operations depends, in part, on the availability of an adequate source of supply.

As part of our scrap metals operations, we procure scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. In periods of low industry prices, suppliers may elect to hold scrap to wait for higher prices or intentionally slow their scrap collection activities. If a substantial number of scrap suppliers cease selling scrap metals to us, our scrap metals operations could be materially and adversely affected. In addition, a slowdown of industrial production in the United States would reduce the supply of industrial grades of scrap metal to the scrap metals recycling industry, resulting in our metals operations having less scrap to process and market.

Our scrap metals operations present significant risk of injury or death.

Because of the heavy industrial activities conducted at our facilities, there exists a risk of serious injury or death to our employees or other visitors notwithstanding the safety precautions we take. Our scrap metals operations are subject to regulation by federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration. While we have in place policies to minimize such risks, we may nevertheless be unable to avoid material liabilities for any death or injury that may occur in the future and these types of incidents may have a material adverse effect on our scrap metals operations.

Our scrap metals operations are subject to stringent regulations, particularly under applicable environmental laws.

We are subject to comprehensive local, state and federal statutory and regulatory environmental requirements relating to, among others:

•	the acceptance, storage, handling and disposal of solid, hazardous and Toxic Substances Control Act waste;

•	the discharge of materials into the air;

•	the management and treatment of wastewater and storm water;

•	the remediation of soil and groundwater contamination;

•	the restoration of natural resource damages; and

•	the protection of our employees’ health and safety.

We believe that we are currently in material compliance with applicable statutes and regulations governing the protection of human health and the environment, including employee health and safety. We can give you no assurance, however, that we will continue to be in material compliance or avoid material fines, penalties and expenses associated with compliance issues in the future.

Such laws and regulations also require manifests to be completed and delivered in connection with any shipment of prescribed materials so that the movement and disposal of such materials can be traced and the persons responsible for any mishandling of such materials identified. Regulatory requirements may also be imposed as conditions of operating permits or licenses both initially and upon renewal or modification. As part of our scrap metals business, we must properly remove, handle, recycle or dispose of waste materials or incur liability. Transportation, transfer, storage and disposal of waste are difficult and accidents may occur. These laws and regulations are stringent and are likely to become more stringent. Existing and new laws and regulations may require our scrap metals operations to modify, supplement, replace or curtail its operating methods or to modify or replace facilities or equipment at costs that may be substantial without any corresponding increase in revenues.

Hazardous substances are present in some of the processing, transfer and storage facilities owned or leased by our scrap metal business and landfill facilities used by our scrap metals business. Remediation may be required at these sites at substantial cost. We cannot assure you that the ultimate cost and expense of corrective action will not substantially exceed any reserves and have a material adverse impact on our scrap metals operations. In addition, governments have from time to time required companies to remediate sites where materials were properly disposed because those governments have instituted higher standards.

We are required to obtain, and must comply with, various permits and licenses to conduct our scrap metals operations. Failure to obtain or violations of any permit or license, if not remedied, could result in our incurring substantial fines, suspension of our scrap metals operations or closure of a site. Further, our scrap metals operations are conducted primarily outdoors and as such, depending on the nature of the ground cover, involve the risk of releases of wastes and other regulated materials to the soil and, possibly, to groundwater. From time to time, as part of our continuous improvement programs, we incur costs to improve environmental control systems.

Our scrap metals operations may be subject to public opposition and adverse publicity that could delay or limit our scrap metals development and expansion.

A high level of public concern exists over industrial by-products recovery operations, including the location and operation of transfer, processing, storage and disposal facilities and the collection, processing or handling of industrial by-products and waste materials, particularly hazardous materials. Zoning, permit and licensing applications and proceedings and regulatory enforcement proceedings are all matters open to public scrutiny and comment. As a result, from time to time, our scrap metals operations may be subject to citizen opposition and adverse publicity that may have a negative effect on operations and delay or limit the expansion and developing of operating properties, and could have a material adverse effect on our scrap metals operation.

We may be unable to obtain adequate environmental insurance.

Our scrap metals business is subject to potential liability for personal injuries and property damage caused by releases of hazardous substances and for remediation of risks posed by hazardous substances. Consistent with industry trends, we may be unable to obtain an adequate amount of environmental impairment insurance for our scrap metals business at a reasonable premium to cover liability to third persons for environmental damage. Accordingly, if our scrap metals operations were to incur liability for environmental damage either not provided for under such coverage or in excess of such coverage, our scrap metals operations could be materially or adversely affected.

Real Estate Operations

Our investment in property development may be more costly than anticipated.

We have invested and expect to continue to invest in unentitled land, undeveloped land and distressed development properties. These properties involve more risk than properties on which development has been completed. Unentitled land may not be approved for development. These investments do not generate any operating revenue, while costs are incurred to obtain government approvals and develop the properties. Construction may not be completed within budget or as scheduled and projected rental levels or sales prices may not be achieved and other unpredictable contingencies beyond our control could occur. We will not be able to recoup any of such costs until such time as these properties, or parcels thereof, are either disposed of or developed into income-producing assets. In addition, we may not be able to recoup our investment in our inventory of unsold residential units and credit market disruptions may negatively impact commercial real estate values.

We may be subject to environmental liability as an owner or operator of development and rental real estate.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances, pollutants and contaminants released on, under, in or from its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such substances. To the extent any such substances are found in or on any property invested in by us, we could be exposed to liability and be required to incur substantial remediation costs. The presence of such substances or the failure to undertake proper remediation may adversely affect the ability to finance, refinance or dispose of such property. We generally conduct a Phase I environmental site assessment on properties in which we are considering investing. A Phase I environmental site assessment involves record review, visual site assessment and personnel interviews, but does not typically include invasive testing procedures such as air, soil or groundwater sampling or other tests performed as part of a Phase II environmental site assessment. Accordingly, there can be no assurance that any assessments we conduct will disclose all potential liabilities or that future property uses or conditions or changes in applicable environmental laws and regulations or activities at nearby properties will not result in the creation of environmental liabilities with respect to a property.

Home Fashion Operations

Pending legal proceedings may result in our ownership of WPI’s common stock being reduced to less than 50%. A legal action in Delaware challenges the issuance to us of the preferred stock of WPI. Uncertainties arising from these proceedings may adversely affect WPI’s operations and prospects and the value of our investment in it.

As of December 31, 2007, we owned approximately 67.7% of the outstanding shares of common stock and 100% of the preferred stock of WPI. As a result of a decision of the U.S. District Court for the Southern District of New York reversing certain provisions of the Bankruptcy Court order pursuant to which we acquired our ownership of a majority of the common stock of WPI, the proceedings in the Bankruptcy Court on remand and the proceedings filed in the Court of Chancery in the State of Delaware, our percentage of the outstanding shares of common stock of WPI could be reduced to less than 50% and perhaps substantially less and our ownership of the preferred stock of WPI could also be affected.

If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of December 31, 2007 and WPI’s results of operations for the period from the date of acquisition (August 8, 2005) through December 31, 2007. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and if so our financial statements could be materially different than as presented as of December 31, 2007, December 31, 2006 and December 31, 2005 and for the periods then ended.

We cannot assure you that WPI will be able to operate profitably.

WPI operated at a loss during fiscal 2007, and we expect that WPI will continue to operate at a loss during fiscal 2008. We cannot assure you that it will be able to operate profitably in the future.

The loss of any of WPI’s large customers could have an adverse effect on WPI’s business.

During fiscal 2007, WPI’s six largest customers accounted for approximately 51% of its net sales. Other retailers have indicated that they intend to significantly increase their direct sourcing of home fashion products from foreign sources. The loss of any of WPI’s largest accounts, or a material portion of sales to those accounts, would have an adverse effect upon WPI’s business, which could be material.

A portion of WPI’s sales are derived from licensed designer brands. The loss of a significant license could have an adverse effect on WPI’s business.

A portion of WPI’s sales is derived from licensed designer brands. The license agreements for WPI’s designer brands generally are for a term of two or three years. Some of the licenses are automatically renewable for additional periods, provided that sales thresholds set forth in the license agreements are met. The loss of a significant license could have an adverse effect upon WPI’s business, which could be material. Under certain circumstances, these licenses can be terminated without WPI’s consent due to circumstances beyond WPI’s control.

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

The home fashion industry is highly competitive and WPI’s success depends on its ability to compete effectively in the market.

The home fashion industry is highly competitive. WPI’s future success will, to a large extent, depend on its ability to remain a low-cost producer and to remain competitive. WPI competes with both foreign and domestic companies on, among other factors, the basis of price, quality and customer service. In the home fashion market, WPI competes with many companies. WPI’s future success depends on its ability to remain competitive in the areas of marketing, product development, price, quality, brand names, manufacturing capabilities, distribution and order processing. We cannot assure you of WPI’s ability to compete effectively in any of these areas. Any failure to compete effectively could adversely affect WPI’s sales and, accordingly, its operations. Additionally, the easing of trade restrictions over time has led to growing competition from low priced products imported from Asia and Latin America. The lifting of import quotas in 2005 has accelerated the loss of WPI’s market share. There can be no assurance that the foreign competition will not grow to a level that could have an adverse effect upon WPI’s ability to compete effectively.

WPI has increased the percentage of its products that are made outside of the United States and is subject to additional risks relating to doing business overseas.

WPI has increased the percentage of its products that are made overseas and faces additional risks associated with these efforts. Adverse factors that WPI may encounter include:

•	logistical challenges caused by distance;

•	language and cultural differences;

•	legal and regulatory restrictions;

•	the difficulty of enforcing agreements with overseas suppliers;

•	currency exchange rate fluctuations;

•	political and economic instability; and

•	potential adverse tax consequences.

WPI continues to restructure its operations but these efforts may not be successful.

To improve WPI’s competitive position, WPI intends to continue to significantly reduce its cost of goods sold by restructuring its operations in the plants located in the United States, increasing production within its non-U.S. facilities and joint venture operation and sourcing goods from lower-cost overseas facilities. There is no assurance that WPI will be successful in its continuing restructuring efforts, the failure of which could adversely impact WPI’s profitability and ability to compete effectively.

There has been consolidation of retailers of WPI’s products that may reduce its profitability.

Retailers of consumer goods have consolidated and become more powerful over time. As buying power has become more concentrated, pricing pressure on vendors has grown. With the ability to buy imported products directly from foreign sources, retailers’ pricing leverage has increased and also allowed for growth in private label brands that displace and compete with WPI proprietary brands. Retailers’ pricing leverage has resulted in a decline in WPI’s unit pricing and margins and resulted in a shift in product mix to more private label programs. If WPI is unable to diminish the decline in its pricing and margins, it may not be able to achieve or maintain profitability.

The retail industry in the U.S. is highly competitive and subject to the various economic cycles of consumer demand. WPI is subject to the retailers’ demand for products as manifest by underlying consumer spending.

Retailers of consumer goods are dependent upon consumer spending. In turn, consumer spending is broadly a function of the overall economic environment. Given the reported weaknesses, both in the overall economy and of comparable retail store sales, WPI’s financial results are subject to changes in the level of consumer retail spending for home textile products.

WPI may incur adverse financial consequences if its retail store customers experience adverse financial results.

To the extent that WPI’s retail store company customers are faced with financial difficulties due to weakened consumer demand, depending upon the amount of business that WPI does with any such customer, WPI’s financial results may be adversely affected. This adverse impact could arise out of the potential recoverability of a receivable from a financially impaired retail store customer or from this customer doing less business with WPI or other of its vendors. WPI believes it maintains adequate receivable reserves for specifically known events and an overall general provision for unknown circumstances. However, depending upon the magnitude of any future unknown event, these reserves may or may not be sufficient.

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

Holding Company Investments

We may not be able to identify suitable investments, and our investments may not result in favorable returns or may result in losses.

Our partnership agreement allows us to take advantage of investment opportunities we believe exist outside of our operating businesses. The equity securities in which we may invest may include common stock, preferred stock and securities convertible into common stock, as well as warrants to purchase these securities. The debt securities in which we may invest may include bonds, debentures, notes or non-rated mortgage-related securities, municipal obligations, bank debt and mezzanine loans. Certain of these securities may include lower rated or non-rated securities which may provide the potential for higher yields and therefore may entail higher risk and may include the securities of bankrupt or distressed companies. In addition, we may engage in various investment techniques, including derivatives, options and futures transactions, foreign currency transactions, “short” sales and leveraging for either hedging or other purposes. We may concentrate our activities by owning significant or controlling interest in certain investments. We may not be successful in finding suitable opportunities to invest our cash and our strategy of investing in undervalued assets may expose us to numerous risks.

Icahn Enterprises has entered into a covered affiliate agreement, pursuant to which we (and certain of its subsidiaries, including us) have agreed, in general, to be bound by certain restrictions on our investments in any assets that the General Partners deem suitable for the Private Funds, other than government and agency bonds, cash equivalents and investments in non-public companies. We and our subsidiaries will not be restricted from making investments in the securities of certain companies in which Mr. Icahn or companies he controlled had an interest in as of the date of the initial launch of the Private Funds, and companies in which we had an interest as of the date of the acquisition on August 8, 2007 of our investment management operations. We and our subsidiaries, either alone or acting together with a group, will not be restricted from (i) acquiring all or any portion of the assets of any public company in connection with a negotiated transaction or series of related negotiated transactions or (ii) engaging in a negotiated merger transaction with a public company and, pursuant thereto, conducting and completing a tender offer for securities of the company.

Our investments may be subject to significant uncertainties.

Our investments may not be successful for many reasons including, but not limited to:

•	fluctuations of interest rates;

•	lack of control in minority investments;

•	worsening of general economic and market conditions;

•	lack of diversification;

•	fluctuations of U.S. dollar exchange rates; and

•	adverse legal and regulatory developments that may affect particular businesses.

Item 1B. Unresolved Staff Comments.

There are no unresolved SEC staff comments.

Item 2. Properties

Metals

PSC Metals is headquartered in Mayfield Heights, Ohio, and operates 27 yards, three mill service operations and one pipe storage center. PSC Metals’ facilities are strategically located in high volume scrap markets throughout the upper Midwestern and Southeastern United States, placing PSC Metals in proximity to both suppliers and consumers of scrap metals.

Real Estate

As of December 31, 2007, we owned 32 retail, office and industrial properties, the majority of which are net leased to single corporate tenants. These primarily consist of fee and leasehold interests in 16 states. Approximately 88% of these properties are currently net-leased, 3% are operating properties and 9% are vacant as of December 31, 2007.

We own, primarily through our subsidiary, Bayswater Development LLC, residential development properties. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family houses, multi-family homes and lots in subdivisions and planned communities and raw land for residential development.

Our residential development properties consist of our New Seabury Resort in Cape Cod, Massachusetts, the waterfront communities of Grand Harbor and Oak Harbor in Vero Beach, Florida and communities in Westchester County, New York and Naples, Florida. These communities include properties in various stages of development. We also own 400 acres of developable land adjacent to Grand Harbor.

At our New Seabury Resort we operate a golf club, with two championship golf courses, the Popponesset Inn, a private beach club, a fitness center and a tennis facility.

We also own three golf courses, a tennis complex, fitness center, beach club and clubhouses and an assisted living facility located adjacent to the Intercoastal Waterway in Vero Beach, Florida.

Home Fashion

WPI’s properties are indirectly owned or leased through its subsidiaries. Its properties include approximately 85,425 square feet of leased office, showroom and design space in New York, New York. WPI leases approximately 33,663 square feet elsewhere for other administrative, storage and office space. WPI owns and utilizes four manufacturing facilities located in Alabama, Florida, Maine and North Carolina which contain, in the aggregate, approximately 1.0 million square feet. WPI leases and utilizes two manufacturing facilities which contain, in the aggregate, approximately 237,000 square feet. In 2007, WPI closed the following manufacturing operations, including: Carter bath facility; Lanier, bath facility; Opelika, bed facility; Abbeville, bed facility; Marianna, bed facility; Bob Stevens, bath facility; Bob Stevens, bath facility; WestPoint Graphics; Transportation Center; Grifftex Chemicals; and 30 retail outlet stores. Four manufacturing facilities remain after these closures. WPI also sold its facilities in Burlington, NC and Clemson, SC.

WPI also owns a manufacturing facility in Bahrain containing approximately 764,000 square feet. The facility is located on land leased from the Kingdom of Bahrain under various long-term leases.

WPI owns and operates six distribution centers and warehouses for its operations which contain, in the aggregate, approximately two and a half million square feet of floor space and leases and operates one warehouse containing approximately 280,000 square feet of floor space.

Gaming

Until the consummation of the sale on February 20, 2008, through our ownership interest in ACEP, we owned and operated four hotel and casino properties in Nevada. The Stratosphere Casino Hotel & Tower, located in Las Vegas, Nevada, is centered around the Stratosphere Tower and contains the tallest free-standing observation tower in the United States. The hotel and entertainment facility is located on 34 acres, has 2,444 rooms and suites, an 80,000 square foot casino and related amenities.

We also owned Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. Arizona Charlie’s Decatur is located on 17 acres, has 258 hotel rooms and a 52,000 square foot casino and related amenities. Arizona Charlie’s Boulder is located on 24 acres, has 303 hotel rooms and a 47,000 square foot casino and related amenities.

Our fourth property was the Aquarius located on approximately 18 acres next to the Colorado River in Laughlin, Nevada. The Aquarius features the largest hotel in Laughlin with 1,907 hotel rooms, a 57,000 square foot casino, seven dining options, 2,420 parking spaces, over 35,000 square feet of meeting space and a 3,300-seat outdoor amphitheater.

Item 3. Legal Proceedings.

We are from time to time party to various legal proceedings arising out of our businesses. We believe however, that other than the proceedings discussed below, there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

WPI Litigation

Federal Proceedings

In November and December 2005, the U.S. District Court for the Southern District of New York, or the District Court, rendered a decision in Contrarian Funds LLC v. WestPoint Stevens, Inc. et al., and issued orders reversing certain provisions of the Bankruptcy Court Sale Order, pursuant to which we acquired our ownership of a majority of the common stock of WPI. WPI acquired substantially all of the assets of WestPoint Stevens, Inc. The District Court remanded to the Bankruptcy Court for further proceedings.

On April 13, 2006, the Bankruptcy Court entered a remand order (the “Remand Order”), which provided, among other things, that all of the shares of common stock and rights to acquire shares of common stock of WPI issued to us and the other first lien lenders or held in escrow pursuant to the Sale Order constituted “replacement collateral.” The Bankruptcy Court held that the 5,250,000 shares of common stock that we acquired for cash were not included in the replacement collateral. The Bankruptcy Court also held that, in the event of a sale of the collateral, including the sale of the shares we received upon exercise of certain subscription rights, or the Exercise Shares, all proceeds would be distributed, pro rata, among all first lien lenders, including us, until the first lien debt was satisfied, in full. The parties filed cross-appeals of the Remand Order.

On October 9, 2007, the District Court entered an Order, or the October 9th Order, on the appeal and cross-appeal. The District Court affirmed the Remand Order but held that, as to the Exercise Shares, any sale proceeds would be divided between us and the first lien lenders (including us), generally based upon the ratio of the amount we paid to exercise the rights to the total value of the Exercise Shares on the date they were acquired. We are holders of approximately 39.99% of the outstanding first lien debt and approximately 51.21% of the outstanding second lien debt.

Each of the parties has filed a notice of appeal with the United States Court of Appeals for the Second Circuit. As part of that appeal, the parties have the right to raise issues relating to the District Court’s November 2005 Opinion, and the Orders entered thereon, as well as issues relating to the October 9th Order.

Delaware Proceedings

On October 3, 2007, the Court of Chancery of the State of Delaware in and for New Castle County, or the Chancery Court, issued a Limited Status Quo Order (“the Order”) in Beal Bank, S.S.B., et. al. v. WestPoint International, Inc. et. al., in connection with the complaint filed on January 19, 2007, as amended, by Beal Bank, S.S.B. and certain creditors of WestPoint Stevens, Inc., collectively, the Plaintiffs. The Order required that WPI and subsidiaries seek a further court order, obtain consent, or give notice before engaging in certain actions. On October 15, 2007, the Chancery Court issued a Modified Limited Status Quo Order, or the Modified Order, modifying certain provisions of the prior order to permit WPI and its subsidiaries to conduct ordinary course of business activities without further notice, consent, or order, including (i) ordinary course of business sales and purchases provided any particular transaction does not exceed $20,000,000 and (ii) transfers of excess inventory, unused equipment and/or unused real property to an unrelated third party provided the sale price for any particular real property transaction does not exceed $30,000,000.

We continue to vigorously defend against all claims asserted in the Federal and Delaware proceedings and believe that we have valid defenses. However, we cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI and its subsidiaries or the business prospects of WPI and its subsidiaries.

Lear Corporation

Icahn Enterprises was named as a defendant in various actions filed in connection with its merger agreement with Lear Corporation, or Lear. The Lear shareholders rejected the merger and the merger agreement has terminated. Icahn Enterprises remains a party to an action filed in the Court of Chancery of the State of Delaware challenging the payment to Icahn Enterprises of a break-up fee as provided in the merger agreement. Icahn Enterprises intends to vigorously defend the Delaware action but we cannot predict the outcome of the action.

National Energy Group, Inc.

National Energy Group, Inc., or NEGI, was informed that on February 1, 2008 a purported stockholder derivative and class action lawsuit styled Andrew T. Berger v. Icahn Enterprises LP, et al. (Case No. 3522-VCS) was filed in the Delaware Court of Chancery against NEGI, as a nominal defendant, Icahn Enterprises and various individual including one of our current directors. Icahn Enterprises indirectly beneficially owns 50.1% of the NEGI’s outstanding common stock. The complaint alleges, among other things, that certain of NEGI’s current and former officers and directors breached their fiduciary duties to NEGI and its stockholders in connection with NEGI’s previously announced November 21, 2006 sale to NEG Oil & Gas LLC, or NEG Oil & Gas, of NEGI’s former unconsolidated non-controlling 50% limited liability company interest in NEG Holding LLC, or NEG Holding, as a result of the exercise by NEG Oil & Gas of its contractual redemption option under the operating agreement governing NEG Holding.

Since the redemption of NEGI’s former interest in NEG Holding, NEGI has had no business operations and its principal assets consist of its cash and short-term investment balances, which currently aggregate approximately $47.8 million. As a result, on November 12, 2007, NEGI’s board of directors concluded that the liquidation and dissolution of NEGI, or the Dissolution, and the distribution of NEGI’s assets, or the Distribution, in connection therewith was in the best interests of the NEGI stockholders when compared to other alternatives. A special meeting of NEGI’s shareholders was scheduled for February 7, 2008 for all shareholders of record on December 27, 2007, or the Record Date, to consider and vote Dissolution and the Distribution.

As a result of the filing of the complaint, NEGI adjourned the special meeting to March 14, 2008 to permit the shareholders of NEGI to evaluate the lawsuit.

On March 14, 2008, the shareholders voted to approve the Dissolution and on March 26, 2008 NEGI filed a Form 15 with the Securities and Exchange Commission for the purpose of deregistering its securities under the Exchange Act. As a result, NEGI suspended the filing of any further periodic reports under the Exchange Act and, absent contrary action by the SEC, its status as a public company will be terminated. No cash distributions will be made to NEGI’s shareholders until the NEGI board determines that NEGI has paid, or made adequate provision for the payment of its liabilities and obligations, including any liabilities relating to the lawsuit.

NEGI believes it has meritorious defenses to all claims and will vigorously defend the action; however, the lawsuit is in its early stages and we cannot predict the outcome of the litigation on us or on our interest in NEGI.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

There is no public market for our common equity. Our 1% general partner, Icahn Enterprises GP, and our 99% limited partner, Icahn Enterprises, own all of our equity. Mr. Icahn and affiliates of Mr. Icahn beneficially own approximately 91.2% of Icahn Enterprises’ limited partnership units and 100% of the stock of Icahn Enterprises GP.

Distributions

During fiscal 2007, Icahn Enterprises paid four quarterly distributions to holders of its depositary units. The first distribution was $0.10 per depositary unit and the remaining three distributions were each $0.15 per depositary unit.

On February 29, 2008 the board of directors of Icahn Enterprises GP approved an increase in the quarterly cash distribution from $0.15 to $0.25 per unit on Icahn Enterprises’ depositary units payable in the first quarter of fiscal 2008. The distribution is payable on April 1, 2008 to depositary unitholders of record at the close of business on March 18, 2008.

The declaration and payment of distributions is reviewed quarterly by Icahn Enterprises GP’s board of directors based upon a review of their balance sheet and cash flow, the ratio of current assets to current liabilities, their expected capital and liquidity requirements, the provisions of their partnership agreement and provisions in their financing arrangements governing distributions, and keeping in mind that limited partners subject to U.S. federal income tax have recognized income on their earnings without receiving distributions that could be used to satisfy any resulting tax obligations. The payment of future distributions will be determined by the board of directors quarterly, based upon the factors described above and other factors that it deems relevant at the time that declaration of a distribution is considered. There can be no assurance as to whether or in what amounts any future distributions might be paid.

Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA

The following table contains our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this annual report on Form 10-K. The selected historical consolidated financial data as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this annual report on Form 10-K. The selected historical consolidated financial data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 have been derived from our audited consolidated financial statements at those dates and for those periods, not contained in this annual report on Form 10-K, as adjusted retrospectively for (1) our acquisitions of PSC Metals and the Partnership Interests, which consist of the general partnership interests in the General Partners and New Icahn Management and which now constitute our Investment Management business and (2) reclassifications of our Oil and Gas and Atlantic City and Nevada gaming properties, certain real estate operations and the retail stores within our Home Fashion segment’s results of operations as discontinued operations.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In 000s Except Per Unit Amounts)
Statement of Operations Data:
Total revenues	$2,487,626	$3,003,964	$1,524,705	$852,446	$44,983
Income from continuing operations	$223,699	$315,267	$58,043	$159,002	$18,085
Total income from discontinued operations, net of income taxes	$91,047	$798,541	$29,601	$110,370	$52,784
Earnings before cumulative effect of accounting change	$314,746	$1,113,808	$87,644	$269,372	$70,869
Cumulative effect of accounting change	—	—	—	—	1,912
Net earnings	$314,746	$1,113,808	$87,644	$269,372	$72,781
Net earnings (loss) attributable to:
Limited partner	$110,385	$518,067	$(15,237)	$137,232	$54,014
General partner	204,361	595,741	102,881	132,140	18,767
Net earnings	$314,746	$1,113,808	$87,644	$269,372	$72,781

	December 31,
	2007	2006	2005	2004	2003
	(In 000s)
Balance Sheet Data:
Cash and cash equivalents	$2,112,832	$1,884,376	$366,290	$787,147	$410,116
Investments	511,045	698,345	814,618	350,527	165,477
Property, plant and equipment, net	513,304	535,273	497,033	600,262	298,784
Total assets	12,442,831	9,286,862	7,261,345	3,064,717	2,172,561
Long-term debt	2,020,583	930,083	892,540	730,185	303,043
Partners’ equity	2,453,742	2,966,729	1,866,623	1,908,920	1,616,524

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

(1)	Overview

•	Introduction

•	Acquisitions

•	Divestitures

(2)	Results of Operations

•	Overview

•	Other Significant Events

•	Consolidated Financial Results of Continuing Operations

•	Investment Management Operations

•	All Other Operations

•	Metals

•	Real Estate

•	Home Fashion

•	Holding Company

•	All Other Operations-Interest and other income, interest expense and income tax

•	Discontinued Operations

(3)	Liquidity and Capital Resources

•	Consolidated Liquidity and Capital Resources

•	Cash Flows

•	Borrowings

•	Contractual Commitments

•	Metals and Home Fashion Purchase Orders

•	Obligations Related to Securities

•	Off-Balance Arrangements

•	Segment Liquidity and Capital Resources

•	Investment Management Operations

•	All Other Operations

•	Metals

•	Real Estate

•	Home Fashion

•	Discontinued Operations

•	Distributions

(4)	Critical Accounting Policies and Estimates

(5)	Forward-Looking Statements

(6)	Certain Trends and Uncertainties

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes.

Overview

Introduction

Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings, formerly known as American Real Estate Holdings Limited Partnership, is a limited partnership formed in Delaware on February 17, 1987. We are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment Management (effective August 8, 2007), Metals (effective November 5, 2007), Real Estate and Home Fashion. As of December 31, 2007, we also operated discontinued operations, including our former Gaming segment. In addition to our operating businesses, we discuss the Holding Company. The Holding Company includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.

Icahn Enterprises L.P., or Icahn Enterprises, owns a 99% limited partner interest in us. Icahn Enterprises G.P., Inc., or Icahn Enterprises GP, owns a 1% general partner interest in both us and Icahn Enterprises, representing an aggregate 1.99% interest in us and Icahn Enterprises. Icahn Enterprises GP is owned and controlled by Mr. Carl C. Icahn.

In accordance with U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for all periods under common control prior to the acquisition are restated on a consolidated basis.

Acquisitions

Acquisition of Investment Management Business

As discussed elsewhere in this annual report on Form 10-K, on August 8, 2007, Icahn Enterprises acquired the Partnership Interests, which consisted of the general partnership interests in the General Partners and New Icahn Management. See Part I, Item 1, “Acquisition of Investment Management Business,” for further discussion. Icahn Enterprises, our sole limited partner, entered into the Contribution Agreement with the Contributors and Mr. Icahn. Pursuant to the Contribution Agreement, Icahn Enterprises acquired general partnership interests in the General Partners, acting as general partners of the Onshore Fund and the Offshore Master Funds managed and controlled by Mr. Icahn.

Icahn Enterprises also acquired the Partnership Interests consisting of the general partnership interest in New Icahn Management, a newly formed management company that provided certain administrative and back office services to the Private Funds. Prior to the acquisition on August 8, 2007, Icahn Management performed such services. As referred to herein, the term Investment Management Entities includes Icahn Management (for the period prior to the acquisition on August 8, 2007) and New Icahn Management (for the period subsequent to the acquisition on August 8, 2007 through December 31, 2007) and, in either case, the General Partners. The Investment Management Entities do not provide investment advisory or other administrative and back office services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available.

The total initial consideration paid for the acquisition was $810 million of Icahn Enterprises’ depositary units. In addition, Icahn Enterprises has agreed to make certain earn-out payments to the Contributors over a five-year period payable in additional Icahn Enterprises’ depositary units based on Icahn Enterprises has after-tax earnings from the General Partners and New Icahn Management subsequent to the acquisition. There is a potential maximum aggregate earn-out (including any catch-up) of $1.121 billion which is subject to achieving total after-tax earnings during the five-year period of at least $3.906 billion. As of December 31, 2007, there has been no earn-out paid to the Contributors.

Acquisition of PSC Metals

On November 5, 2007, we acquired, through a subsidiary, all of the issued and outstanding capital stock of PSC Metals from Philip, an affiliate of Carl C. Icahn, for $335 million in cash. Mr. Icahn indirectly owned a 95.6% interest and we indirectly owned the remaining 4.4% interest in Philip. PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals. As a result of Mr. Icahn’s and our ownership interests in Philip, the former parent of PSC Metals, PSC Metals is considered a company under common control. Accordingly, the accompanying consolidated financial statements and footnotes include the assets and operations of PSC Metals for all periods presented.

Divestitures

On April 22, 2007, we entered into an agreement to sell our remaining gaming operations, which transaction was consummated on February 20, 2008. During the fourth quarter of fiscal 2006, we divested our Oil and Gas segment and our Atlantic City gaming properties. These segments are discussed below as part of our discontinued operations.

Results of Operations

Overview

A summary of the significant events for fiscal 2007 is as follows:

•
The acquisition of the Investment Management business (i.e., the Partnership Interests) on August 8, 2007 for an initial consideration of 8,632,679 of Icahn Enterprises’ depositary units, valued at $810 million;

•	The acquisition of PSC Metals from Philip on November 5, 2007 for a total consideration of $335 million in cash;

•	An increase in the Investment Management segment’s AUM of $3.5 billion compared to December 31, 2006;

•	The issuance of $500 million of additional 7.125% senior unsecured notes in January 2007;

•	The issuance of $600 million of variable rate notes in April 2007;

•	The sale of our position in common stock of SandRidge Energy, Inc., or SandRidge, for total cash consideration of $243.2 million on April 4, 2007;

•	The execution of an agreement to sell ACEP, comprising our remaining Gaming segment, which transaction was consummated on February 20, 2008;

•
Income from continuing operations from our Investment Management segment of approximately $170.2 million due to overall positive returns of the Private Funds despite broad, volatile market conditions in fiscal 2007; and

•
The continued restructuring efforts of WPI, including the closure of all of WPI’s retail stores and related inventory disposal. WPI recorded a charge of approximately $14.0 million related to this restructuring effort, which is included in discontinued operations.

A summary of the significant events for fiscal 2006 is as follows:

•	The sale of our former Oil and Gas operating unit and Atlantic City gaming properties in the fourth quarter of fiscal 2006, which resulted in a gain of $663.7 million;

•
Enhancement of our liquidity — our total Holding Company cash and cash equivalents and investments as of December 31, 2006 increased to approximately $2.6 billion, as compared to $1.2 billion as of December 31, 2005, resulting from the proceeds from the sale of our Oil and Gas and Atlantic City gaming properties;

•	Execution of a credit agreement providing for additional borrowings by Icahn Enterprises of up to $150.0 million;

•	The acquisition of the Aquarius Casino Resort in Laughlin, Nevada in May 2006;

•	Increase in our investment in WPI through the purchase of $200.0 million of preferred stock, the proceeds of which, in part, WPI used to acquire a manufacturing facility in Bahrain;

•
Increased loss from continuing operations of $61.8 million from our Home Fashion segment, of which $44.0 million relates to restructuring costs consisting primarily of impairment charges in connection with the closing of plants, the effect of which on net earnings was offset in part by the $56.4 million increase in the minority interests’ share in WPI’s losses;

•
Net realized and unrealized gains on investments of $91.3 million in fiscal 2006 compared to net realized and unrealized losses on investments of $21.3 million in fiscal 2005 in our all other operations; and

•
Recording $56.4 million of income tax benefits in fiscal 2006 as a result of the reversal of deferred tax valuation allowances for our Metals segment, our former Oil and Gas operating unit and our former Atlantic City gaming operations.

Other Significant Events

Investment Management Operations

Amendments to Management Agreements

Effective January 1, 2008, the management agreements between New Icahn Management and the Private Funds were terminated resulting in the termination of the Feeder Funds’ and the Onshore Fund’s obligations to pay management fees thereunder. In addition, the limited partnership agreements of the Investment Funds (the “Investment Fund LPAs”) were amended to provide that, as of January 1, 2008, the General Partners will provide or cause their affiliates to provide to the Private Funds the administrative and back office services that were formerly provided by New Icahn Management (the “Services”) and in consideration of providing the Services, the General Partners will receive special profits interest allocations from the Investment Funds.

Prior to January 1, 2008, the management agreements provided for the Management Fees to be paid by each of the Feeder Funds and the Onshore Fund to New Icahn Management at the beginning of each quarter generally in an amount equal to 0.625% of the net asset value of each Investor’s (defined below) investment in the Feeder Fund or Onshore Fund, as applicable.

The Investment Fund LPAs provide, effective January 1, 2008, that, the applicable General Partner will receive a special profits interest allocation at the end of each calendar year from each capital account maintained at the Investment Fund that is attributable to, in the case of the Onshore Fund, each limited partner in the Onshore Fund and, in the case of the Feeder Funds, each investor in the Feeder Funds (excluding certain investors that are not charged fees including affiliates of Mr. Icahn) (each, an “Investor”). This allocation is generally equal to 0.625% of the balance in each capital account as of the beginning of each quarter (for each Investor, the “Target Special Profits Interest Amount”) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent net increases (i.e., net profits) are allocated to an Investor for the fiscal year. Accordingly, any special profits interest allocation allocated to the General Partners in any year cannot exceed the net profits allocated to such Investor in such year. In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an Investor for a calendar year, a special profits interest allocation will be made to the extent of such net profits, if any, and the shortfall will be carried forward (without interest or a preferred return) and added to the Target Special Profits Interest Amount determined for such Investor for the next calendar year. Appropriate adjustments will be made to the calculation of the special profits interest allocation for new subscriptions and withdrawals by Investors. In the event that an Investor withdraws or redeems in full from a Feeder Fund or the Onshore Fund before the full targeted Target Special Profits Interest Amount determined for such Investor has been allocated to the General Partner in the form of a special profits interest allocation, the Target Special Profits Interest Amount that has not yet been allocated to the General Partner will be eliminated and the General Partner will never receive it.

Effective January 1, 2008, the Contribution Agreement and certain employment agreements were amended to accommodate the termination of the management agreements. See, Part III, Item 11, “Additional Information Regarding Executive Compensation—Employment Agreements,” for further discussion regarding changes to Mr. Keith Meister’s and Mr. Vince Intrieri’s employment agreements.

Effective January 1, 2008, Icahn Enterprises entered into an agreement with Carl C. Icahn, CCI Onshore, CCI Offshore, Icahn Management LP and Icahn Management. This agreement, (the “Icahn Amendment Agreement”) amends certain provisions of (A) the Contribution Agreement and (B) the Icahn Employment Agreement, as defined herein, dated as of August 8, 2007 among Icahn Enterprises, the New Icahn Management and Carl Icahn. Pursuant to the Icahn Amendment Agreement, the reference to “(i) management fees payable to New Icahn Management with respect to the Private Funds pursuant to the management agreements in the definition of “Hedge Fund Earnings” in the Contribution Agreement was deleted and replaced with “(i) special profits interest allocation made to the Onshore GP and the Offshore GP with respect to the Investment pursuant to the limited partnership agreement of each Master Fund in effect from time to time. Similarly, the references to “management fee” in Section 1(a) and Section 2(a) of Exhibit A of the Icahn Employment Agreement were deleted and replaced with “special profits interest allocation.” Furthermore, although the obligation of the Onshore Fund and the Feeder Funds to pay management fees was terminated, it was agreed in the Icahn Amendment Agreement provides that Mr. Icahn would continue to be obligated to pay a 2% fee on (i) the fifty percent of his annual bonus incentive that under the Icahn Employment Agreement is deferred and deemed invested in the Private Funds, and (ii) the amount of his personal funds that Mr. Icahn is required to keep invested in the Private Funds if prior to August 8, 2012 he, for any reason, ceases to serve as Chief Executive Officer of New Icahn Management and as the individual primarily responsible for the management of the Private Funds’ investment portfolios.

Other

See Note 18, “Subsequent Events,” of our consolidated financial statements for additional information regarding the Private Funds’ capital contributions and withdrawals made subsequent to December 31, 2007.

Consummation of ACEP Sale

On February 20, 2008, we consummated on the sale of our subsidiary, ACEP, which owns the Stratosphere and three other Nevada gaming properties. The purchaser was an affiliate of Whitehall Street Real Estate Fund. With the consummation of this transaction at a purchase price of $1.2 billion, we anticipate realizing a gain of approximately $700 million, subject to post-closing adjustments, before taxes. See Note 18, “Subsequent Events,” of our consolidated financial statements for additional information.

NEGI

On February 1, 2008, NEGI was informed that a purported stockholder derivative and class action lawsuit styled Andrew T. Berger v. Icahn Enterprises LP, et al. (Case No. 3522-VCS) was filed in the Delaware Court of Chancery against NEGI, as a nominal defendant, and Icahn Enterprises and one of our current directors, as additional defendants. We indirectly beneficially own 50.1% of NEGI’s outstanding common stock. The complaint alleges, among other things, that certain of NEGI’s current and former officers and directors breached their fiduciary duties to NEGI and its stockholders in connection with NEGI’s previously announced November 21, 2006 sale to NEG Oil & Gas of NEGI’s former unconsolidated non-controlling 50% limited liability company interest in NEG Holding, as a result of the exercise by NEG Oil & Gas of its contractual redemption option under the operating agreement governing NEG Holding.

NEGI believes it has meritorious defenses to all claims; however, the lawsuit is in its early stages and we cannot predict the outcome of the litigation on our interest in NEGI. See Note 17, “Commitments and Contingencies,” of our consolidated financial statements for additional information.

Declaration of Dividends on Preferred Units

On February 29, 2008, Icahn Enterprises declared its scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable on March 29, 2008 to holders of record as of March 14, 2008. Icahn Enterprises also increased the number of authorized preferred units by 900,000 to 13,000,000 required for the distribution.

Declaration of Distribution on Depositary Units

On February 29, 2008, the board of directors of Icahn Enterprises GP approved an increase in the quarterly cash distribution from $0.15 to $0.25 per unit on Icahn Enterprises’ depositary units payable in the first quarter of fiscal 2008. The distribution will be paid on April 1, 2008 to depositary unitholders of record at the close of business on March 18, 2008.

Consolidated Financial Results of Continuing Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Total revenues in fiscal 2007 decreased by approximately $516.4 million, or 17.2%, to $2.5 billion as compared to fiscal 2006. The decrease is primarily due to decreased Investment Management segment revenues of approximately $516.0 million as a result of reduced investment profits. Results were also negatively affected by decreased Home Fashion segment revenues of approximately $207.2 million as a result of efforts to reduce revenue from less profitable programs, a weaker home textile retail environment and competition from other manufacturers. In addition, Real Estate segment revenues decreased by approximately $29.7 million, primarily attributable to the current residential slowdown of real estate development sales and decreased rental renewal rates at certain commercial properties. Offsetting these decreases in revenues were an increase in Metals segment revenues of approximately $124.1 million and an increase in the Holding Company’s interest, dividends and other income of approximately $86.1 million due to higher cash balances from the issuance of $500 million of additional 7.125% senior unsecured notes in January 2007 and $600 million of variable rate notes in April 2007. The increase in Metals segment revenues was primarily due to the increase in ferrous revenues generated by both an increase in average selling price of ferrous scrap and an increased volume of shipped ferrous production.

Total expenses for fiscal 2007 increased by approximately $2.4 million, or 0.1%, as compared to fiscal 2006. Contributing to this increase was an increase in our Metals segment expenses of approximately $129.1 million primarily due to higher metals prices and higher volume, and an increase in interest expense of $53.5 million due to the issuance of $500 million of additional 7.125% senior unsecured notes in January 2007 and $600 million of variable rate notes in April 2007. Additionally, Investment Management segment expenses increased by $20.1 million, primarily attributable to interest and dividend expense relating to securities sold, not yet purchased and an increase in fees paid to the Private Funds’ administrator which are based on AUM, coupled with an increase in compensation expense resulting from compensation awards relating to earned incentive income. The overall increase in total expenses was offset by a decrease in Home Fashion segment expenses of $192.0 million, which was primarily due to lower cost of sales and lower selling, general administrative expenses.

Income from continuing operations decreased by approximately $91.6 million, or 29.0%, for fiscal 2007 as compared to fiscal 2006. The decrease resulted primarily from decreased Investment Management segment earnings of $89.5 million resulting primarily from decreased gains from investment activities due to lower performance of the Private Funds in fiscal 2007. The overall decrease in income from continuing operations also included decreases in earnings in the Home Fashion segment ($13.8 million), Real Estate segment ($11.5 million) and Metals segment ($8.9 million) in fiscal 2007 compared to fiscal 2006. The decrease in Home Fashion earnings for fiscal 2007 was primarily attributable to WPI’s continuing efforts to reduce revenues from less profitable programs and a weaker retail sales environment. The decrease in Real Estate earnings for fiscal 2007 was primarily due to the slowdown in residential real estate sales and decreased rental renewal rates at certain commercial properties. The decrease in Metals’ segment earnings was due to reduced margin and increased general and administrative expenses due to increased personnel costs and professional fees.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Total revenues for fiscal 2006 increased by $1.5 billion, or 97%, as compared to fiscal 2005. The increase was primarily due to higher Investment Management segment revenues of $751.4 million in fiscal 2006 compared to fiscal 2005 resulting from the positive performance of the Private Funds during fiscal 2006. This increase also reflects the inclusion of WPI, comprising our Home Fashion segment, which we acquired in August 2005, for the entire year in fiscal 2006. Increases in revenues were also recorded in our Metals segment ($109.1 million), our Real Estate segment ($34.2 million) and net gains on investment activities from all other operations ($112.6 million).

Total expenses for fiscal 2006 increased $768.5 million, or 63.8%, as compared to fiscal 2005. The increase was primarily due to the inclusion of the Home Fashion segment, which we acquired in August 2005, for the entire year in fiscal 2006. Of the $768.5 million increase in fiscal 2006 compared to fiscal 2005, $572.1 was due to the inclusion of our Home Fashion segment. Expenses in our Metals segment increased by $97.3 million due to higher metals prices and an increase in volume.

Income from continuing operations for fiscal 2006 increased $257.2 million, or 443.2%, as compared to fiscal 2005. The increase was primarily due to higher income from the Investment Management segment of $175.1 million, primarily due to positive performance of the Private Funds and higher AUM compared to fiscal 2005. The Holding Company contributed $105.1 million to this increase primarily from an increase in the net gains from investment activities compared to fiscal 2005. The Metals segment contributed $27.3 million to the increase due to increased metals volume and increases in metals prices. The overall increase in fiscal 2006 was partially offset by losses incurred by the Home Fashion segment compared to fiscal 2005.

Investment Management Operations

Overview

The Investment Management Entities provide investment advisory and certain administrative and back office services to the Private Funds. The Investment Management Entities do not provide investment advisory or other administrative and back office services to any other entities, individuals or accounts, and interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available.

The Investment Management Entities generated income from amounts earned pursuant to contractual arrangements with the Private Funds through December 31, 2007. Such amounts typically included an annual management fee of 2.5% of the net asset value of fee-paying capital in the Private Funds before a performance-based incentive allocation of 25% of the net profits earned by the Private Funds subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). The Investment Management Entities may modify or waive such amounts in certain circumstances including where (a) an investor has reduced fees based on the amount invested and related lock-up periods or (b) investments are made by Mr. Icahn or his affiliates. The Investment Management Entities and their affiliates may also earn income through their principal investments in the Private Funds. Substantially all of the management fees earned from certain consolidated entities by New Icahn Management through December 31, 2007 (and, prior to the acquisition of the Partnership Interests on August 8, 2007, by Icahn Management) and the incentive allocations earned by the Onshore GP and the Offshore GP from the Onshore Fund and the Offshore Master Funds, respectively, are eliminated in consolidation; however, the Investment Management Entities’ share of the net income from the Private Funds includes the amount of these eliminated fees and allocations. Any management fees earned from unconsolidated Private Funds are recorded and reflected separately on the consolidated statements of operations.

Through December 31, 2007, our Investment Management results were driven by the combination of the Private Funds’ AUM and the investment performance of the Private Funds. As AUM increased, management fee revenues generally increased in tandem because New Icahn Management charged management fees based on the net asset value of fee-paying capital in the Private Funds, generally at the beginning of each quarter. Incentive allocations were determined based on the aggregate amount of net profits earned by the Investment Funds. Incentive allocations were determined by the investment performance of the Private Funds, which was a principal determinant of the long-term success of the investment management operations because it enabled AUM to be increased through retention of fund profits and by making it more likely to attract new investment capital and minimize redemptions by Private Fund investors.

Effective January 1, 2008, the management agreements and the management fees payable thereunder by the Onshore Fund and the Feeder Funds were terminated. In addition, the partnership agreements of the Offshore Master Funds and the Onshore Fund were amended to provide that the General Partners would provide, or direct their affiliates to provide, the administrative and back office services to the Private Funds and in consideration thereof the General Partners would receive special profits interest allocations in the Onshore Fund and the Offshore Master Funds (as such term is defined in their respective limited partnership agreements). See above, “Other Significant Events—Investment Management Operations,” for further discussion.

AUM and Fund Performance

The table below reflects changes to AUM for the years ended December 31, 2007, 2006 and 2005. The end of period balances represent total AUM, including deferred management fees and incentive allocations and our own investments in the Private Funds as well as investments of other affiliated parties who have not been charged management fees or incentive allocations for the periods presented (in $000s).

	Years Ended December 31,
	2007	2006	2005
Balance, beginning of period	$4,019,993	$2,646,652	$1,166,578
Net in-flows	3,005,084	332,173	1,150,158
Appreciation (depreciation)	485,593	1,041,168	329,916
Balance, end of period	$7,510,670	$4,019,993	$2,646,652
Fee-paying AUM	$5,049,767	$3,193,415	$2,136,354

The following table sets forth performance information for the Private Funds that were in existence for the comparative periods presented. These gross returns represent a weighted average composite of the average gross returns, net of expenses for the Private Funds.

	Gross Return(1) for the Year Ended December 31,
	2007	2006	2005
Private Funds	12.3%	37.8%	17.9%

(1)
These returns are indicative of a typical investor who has been invested since inception of the funds. The performance information is presented gross of management fees but net of expenses. Past performance is not necessarily indicative of future results.

The Private Funds’ aggregate gross performance of 12.3% for 2007 was driven by a few core equity positions (2) , including: Anadarko, Medimmune and BEA Systems. Additionally, short positions in high-yield credit and the broad U.S. equity markets also added to performance as high-yield spreads widened and the market declined in the last months of the year. However, our long investments in energy more than offset the losses from the energy hedge and overall, the sector was positive.

The Private Funds’ aggregate gross performance of 37.8% for 2006 was driven by a few core activist positions as well as strong U.S. equity and credit markets. Investments in five positions (2) — Time Warner, Kerr McGee, Lear Corporation, Cigna and KT&G — were the main drivers of our performance, contributing over 62% of our total profits. Profits were somewhat mitigated by hedged positions in energy and shorts against a few long hotel and retail positions. Volatility was reduced as a result, as is our intent with these short positions.

The Private Funds’ gross performance for fiscal 2005 of 17.9% was lower than in fiscal 2006 as we were in the process of investing the Private Funds. In addition, equity market returns were less robust in fiscal 2005 compared to fiscal 2006. Returns for the Private Funds were largely driven by their investments in the following positions (2) : Kerr McGee, Fairmont Hotels and Temple Inland. The Private Funds had a large position in

(2)	These equity positions have been previously disclosed in other SEC filings.

Time Warner during fiscal 2005, however, which slightly detracted from performance. The Private Funds’ investment in Blockbuster also detracted from their overall performance.

Since inception in November 2004, the Private Funds’ gross returns are 92.5%, representing an annualized rate of return of 23.0% through December 31, 2007, which is indicative of a typical investor who has invested since inception of the Private Funds. These returns have been the result of bottom-up security selection, largely driven by our core activist equity positions. Past performance is not necessarily indicative of future results.

Operating Results

We consolidate certain of the Private Funds into our results. Accordingly, in accordance with U.S. GAAP, substantially all management fees, incentive allocations and earnings on investments in the Private Funds are eliminated in consolidation. These eliminations had no impact on our net income, however, as our allocated share of the net income from the Private Funds includes the amount of these eliminated fees and allocations.

The tables below provide a reconciliation of the unconsolidated revenues and expenses of our interest in the Investment Management Entities to the consolidated U.S. GAAP revenues and expenses. The first column represents the results of operations of our interest in the Investment Management Entities without the impact of consolidating the Private Funds or the eliminations arising from the consolidation of these funds. This includes the gross amount of management fees, incentive allocations and returns on investments in the Private Funds that is attributable to Icahn Enterprises only. This also includes gains and losses on Icahn Enterprises’ direct investments in the Private Funds. The second column represents the total consolidated income and expenses of the Private Funds for all investors, including Icahn Enterprises, before eliminations. The third column represents the eliminations required in order to arrive at our consolidated U.S. GAAP reported income for the segment.

Summarized income statement information on a deconsolidated basis and on a U.S. GAAP basis for the years ended December 31, 2007, 2006 and 2005 is as follows ($000s):

	For the Year Ended December 31, 2007
	Icahn Enterprises Holdings’ Interests		Consolidated Private Funds	Eliminations	Total U.S. GAAP Reported Income
Revenues:
Management fees	$127,994		$—	$(117,377)	$10,617
Incentive allocations	71,329		—	(71,329)	—
Net gain from investment activities	21,234	(1)	354,873	(21,234)	354,873
Interest, dividends and other income	752		222,012	—	222,764
	221,309		576,885	(209,940)	588,254
Costs and expenses	46,824		38,442	—	85,266
Interest expense	—		14,521	—	14,521
Income from continuing operations before income taxes and	174,485		523,922	(209,940)	488,467
Income tax expense	(4,311)		—	—	(4,311)
Non-controlling interests in income	—		(298,277)	(15,705)	(313,982)
Income from continuing operations	$170,174		$225,645	$(225,645)	$170,174

(1)
The Holding Company made three equal investments in September, October and November 2007 aggregating $700 million in the Private Funds for which no management fees or incentive allocations are applicable. The net gain from investment activities of $21.2 million earned by the interests of Icahn Enterprises in the Investment Management Entities in fiscal 2007 consists of two components. The first reflects a net gain of $36.9 million relating to the increase in the General Partners’ investment in the Private Funds as a result of earned incentive allocations and the return on the General Partners’ investment. The second component, which is eliminated in our consolidated financial statements, includes a net investment loss in fiscal 2007 of $15.7 million on the $700 million invested in the Private Funds by the Holding Company.

	For the Year Ended December 31, 2006
	Icahn Enterprises Holdings’ Interests	Consolidated Private Funds	Eliminations	Total U.S. GAAP Reported Income
Revenues:
Management fees	$82,415	$—	$(82,415)	$—
Incentive allocations	190,478	—	(190,478)	—
Net gain from investment activities	25,822	1,030,740	(25,822)	1,030,740
Interest, dividends and other income	345	73,218	—	73,563
	299,060	1,103,958	(298,715)	1,104,303
Costs and expenses	37,629	32,205	—	69,834
Interest expense	—	9,901	—	9,901
Income from continuing operations before income taxes and non-controlling interests	261,431	1,061,852	(298,715)	1,024,568
Income tax expense	(1,763)	—	—	(1,763)
Non-controlling interests in income	—	(763,137)	—	(763,137)
Income from continuing operations	$259,668	$298,715	$(298,715)	$259,668

	For the Year Ended December 31, 2005
	IcahnEnterprises Holdings’ Interests	Consolidated Private Funds	Eliminations	Total U.S. GAAP Reported Income
Revenues:
Management fees	$44,201	$—	$(44,201)	$—
Incentive allocations	57,302	—	(57,302)	—
Net gain from investment activities	1,887	305,440	(1,887)	305,440
Interest, dividends and other income	168	47,268	—	47,436
	103,558	352,708	(103,390)	352,876
Costs and expenses	18,093	7,914	—	26,007
Interest expense	—	43	—	43
Income from continuing operations before income taxes and non-controlling interests	85,465	344,751	(103,390)	326,826
Income tax expense	(890)	—	—	(890)
Non-controlling interests in income	—	(241,361)	—	(241,361)
Income from continuing operations	$84,575	$103,390	$(103,390)	$84,575

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Management fees increased by $45.6 million, or 55.3%, to $128.0 million for fiscal 2007 from $82.4 million in fiscal 2006. The increase was attributable to increased AUM due mainly to net capital inflows but also capital appreciation.

Incentive allocations decreased by $119.2 million, or 62.6%, to $71.3 million for fiscal 2007, compared to $190.5 million in fiscal 2006. This decrease relates to the decline in performance of the Private Funds during fiscal 2007. The General Partners’ incentive allocations earned from the Private Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions).

The net gain from investment activities of $21.2 million earned by the interests of Icahn Enterprises in the Investment Management Entities in fiscal 2007 consists of two components. The first reflects a net gain of $36.9 million relating to the increase in the General Partners’ investment in the Private Funds as a result of earned incentive allocations and the return on the General Partners’ investment. This compares with $25.8 million in fiscal 2006. The second component includes a net investment loss in fiscal 2007 of $15.7 million on the $700 million invested in the Private Funds by the Holding Company. The Holding Company made three equal investments in September, October and November 2007 aggregating to the $700 million.

Net realized and unrealized gains of the Private Funds on investment activities were $354.9 million for fiscal 2007, compared to $1.0 billion for fiscal 2006. This decrease relates to the decline in performance of the Private Funds during fiscal 2007 relating to the economic and market factors discussed above but partially offset by increased AUM.

Interest, dividends and other income increased by $149.2 million, or 202.8%, to $222.8 million for fiscal 2007, compared to $73.6 million for fiscal 2006. The increase was primarily attributable to increases in AUM and the amounts invested in interest-paying investments.

Investment Management Entities’ costs and expenses increased by $9.2 million, or 24.4%, to $46.8 million for fiscal 2007, compared to $37.6 million for fiscal 2006. This increase is primarily due to vested compensation awards relating to management fees and earned incentive allocations and the return thereon.

Private Funds’ costs and expenses increased by $10.9 million, or 25.8%, to $53.0 million for fiscal 2007, compared to $42.1 million for fiscal 2006. This increase is primarily attributable to increases in financing expenses and interest expense relating to securities sold, not yet purchased and an increase in fees paid to the Private Funds’ administrator that are based on AUM.

Non-controlling interests in income was $314.0 million for fiscal 2007, as compared to $763.1 million for fiscal 2006. This decrease was due to the decline in performance of the Private Funds during fiscal 2007 as discussed above.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Management fees increased by $38.2 million, or 86.5%, to $82.4 million for fiscal year 2006, from $44.2 million for fiscal 2005. The increase was attributable to increases in fee-paying AUM as noted above.

Incentive allocations increased by $133.2 million, or 232.4%, to $190.5 million for fiscal 2006, compared to $57.3 million for fiscal 2005. This increase was primarily attributable to the positive performance of the Private Funds during fiscal 2006 as a result of the economic and market factors discussed above, as well as an increase in fee-paying AUM.

The net gain of $25.8 million, an increase of $23.9 million, or 1,268%, for fiscal 2006 compared to $1.9 million for fiscal 2005, earned by the Investment Management Entities from their investments in affiliates represents the increase in the value, both realized and unrealized, of their investments in the Private Funds. This increase relates to the positive performance of the Private Funds during fiscal 2006 relating to the economic and market factors discussed above.

Net realized and unrealized gains earned by the Private Funds on investments and derivative contracts were $1.0 billion for fiscal 2006, as compared to net realized and unrealized gains on investment activities of $305.4 million for fiscal 2005. This increase relates to the positive performance of the Private Funds during fiscal 2006 as a result of the economic and market factors discussed above.

Interest, dividends and other income increased by $26.1 million, or 55.1%, to $73.6 million for fiscal 2006, compared to $47.4 million for fiscal 2005. The increase was attributable to increases in AUM and the amounts invested in interest and dividend-paying investments.

Investment Management Entities’ costs and expenses increased by $19.5 million, or 108.0%, to $37.6 million for fiscal 2006, compared to $18.1 million for fiscal 2005. This increase was primarily due to increased compensation expense, much of which is determined by the performance of the Private Funds.

Private Funds’ total costs and expenses increased by $34.1 million, or 426.2%, to $42.1 million for fiscal 2006, compared to $8.0 million for fiscal 2005. This increase is attributable to interest and dividend expense relating to securities sold, not yet purchased and an increase in financing and other investment expenses.

Non-controlling interests in income were $763.1 million for fiscal 2006, as compared to $241.4 million for fiscal 2005. This increase relates to the positive performance of the Private Funds during fiscal 2006 relating to the economic and market factors discussed above.

All Other Operations

Metals

Our Metals segment is conducted through our indirect, wholly owned subsidiary, PSC Metals. During fiscal 2007, PSC Metals completed the acquisitions of substantially all of the assets of three scrap metal recyclers. The aggregate purchase price for the acquisitions was approximately $47.7 million, the most significant of which was approximately $40 million relating to the September 2007 acquisition of substantially all of the assets of WIMCO Operating Company, Inc., a full-service scrap metal recycler in Ohio. The results of operations for yards acquired are reflected in the consolidated results of PSC Metals from the dates of acquisition.

Summarized statements of operations and performance data for PSC Metals for fiscal 2007, fiscal 2006 and fiscal 2005 are as follows (in 000s):

	Year Ended December 31,
	2007	2006	2005
Net Sales	$834,106	$710,054	$600,989
Cost of sales	777,955	652,090	555,311
Gross profit	56,151	57,964	45,678
Selling, general and administrative expenses	18,218	15,028	14,525
Income from continuing operations before interest, income taxes and non-controlling interests in income	$37,933	$42,936	$31,153
Ferrous tons sold	1,707	1,560	1,551
Non-ferrous pounds sold	120,470	114,086	89,960

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net sales for fiscal 2007 increased by $124.0 million, or 17.5%, to $834.1 million as compared to $710.1 million for fiscal 2006. The increase was primarily due to the increase in ferrous sales generated by both an increase in the average selling price of ferrous scrap and increased volume of shipped ferrous production. For fiscal 2007, average pricing increased approximately $35 per gross ton while ferrous shipments increased by 147,000 gross tons compared to fiscal 2006. The average selling price of non-ferrous scrap increased $.04 per pound, and non-ferrous shipments increased by 6.4 million pounds in fiscal 2007 compared to fiscal 2006. In fiscal 2007, our non-ferrous operations benefited from higher prices for copper. The increase in price was evident in data published by the London Market Exchange (“LME”) and COMEX. We believe the non-ferrous prices were higher than historical average prices due to continued increases in industrial production and demand from industrializing countries such as China.

Gross profit for fiscal 2007 decreased by $1.8 million, or 3.1%, to $56.2 million compared to fiscal 2006. As a percentage of net sales, the cost of sales was 93.3% and 91.8% in fiscal 2007 and fiscal 2006, respectively. The increase is due to increased cost of secondary products caused by reduced supply of material from PSC Metals’ key suppliers.

Selling, general and administrative expenses increased approximately $3.2 million, or 21.2%, to $18.2 million in fiscal 2007 compared to fiscal 2006. The increase is primarily due to additional headcount and employee-related costs of $2.2 million and professional fees of $0.8 million.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net sales for fiscal 2006 increased by $109.1 million, or 18.1%, as compared to fiscal 2005. The increase was primarily attributable to an increase in non-ferrous sales generated by increased average selling prices and an increase in shipped volume. In fiscal 2006, the average selling price of non-ferrous products increased $0.49 per pound, or 71%, to $1.19 per pound, while non-ferrous shipments increased by 24.1 million pounds,or 27%, compared to fiscal 2005. In fiscal 2006, PSC Metals’ non-ferrous operations benefited from higher prices for copper, aluminum and stainless steel. The increase in non-ferrous prices was evident in data published by the LME and COMEX. According to LME data (high grade, spot bid), average aluminum prices were 35% higher in fiscal 2006 compared to fiscal 2005. According to COMEX data (high grade cathode, spot price, close), average prices for copper were 84% higher in fiscal 2006 compared to fiscal 2005. We believe the non-ferrous prices were significantly higher than historical average prices due, in part, to increases in industrial production and demand from industrializing countries such as China.

Gross profit in fiscal 2006 increased by $12.3 million, or 27.0%, to $58.0 million as compared to fiscal 2005. As a percentage of net sales, cost of sales was 91.8% and 92.4% for fiscal 2006 and 2005, respectively. The primary improvement in the gross profit was due to the strength of the non-ferrous markets which generated an increase of $7.4 million in non-ferrous contribution. The improvements in the average ferrous pricing were offset by increased competition which required higher average buying prices for ferrous scrap supply. The increased competition for available scrap supply increasingly requires the downstream integration into PSC Metals’ supply chain of collection yards for low-cost material. Also offsetting the ferrous margin was the lost contribution from the PSC Metals’ joint venture with Royal Green which expired in April 2006 resulting in a $1.0 million reduction from fiscal 2005, and reduced contribution of $1.2 million from fiscal 2005 during the installation and start-up of the new shredder in PSC Metals’ Canton, Ohio operation completed in September 2006.

Selling, general and administrative expenses in fiscal 2006 of $15.0 million were relatively consistent with the $14.5 million in fiscal 2005. The fiscal 2006 expenses included $0.7 million for the costs of a marketing campaign from April through September. In addition, PSC Metals’ incurred $1.2 million in fiscal 2006 due to staff bonus incentives associated with a company-wide incentive plan. There were no bonuses accrued or paid in fiscal 2005. Largely offsetting the bonus incentive payments was the additional recovery of $1.2 million associated with the bankruptcy settlement of Keystone Consolidated Industries, Inc.

Real Estate

Our Real Estate segment is comprised of rental real estate, property development and associated resort activities associated with property development. The three related operating lines of our real estate segment are all individually immaterial and have been aggregated for purposes of reporting our operating results below.

The following table summarizes the key operating data for real estate activities for the years ended December 31, 2007, 2006 and 2005 (in $000s):

	Year Ended December 31,
	2007	2006	2005
Revenues:
Rental real estate	$12,298	$13,528	$13,000
Property development	60,796	90,955	58,270
Resort activities	29,828	28,127	27,122
Total revenues	102,922	132,610	98,392
Expenses:
Rental real estate	5,190	4,622	4,065
Property development	57,488	73,041	48,679
Resort operations	29,215	28,162	28,852
Total expenses	91,893	105,825	81,596
Income from continuing operations before interest, income taxes and non-controlling interests in income	$11,029	$26,785	$16,796

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Total revenues decreased by $29.7 million, or 22.4%, to $102.9 million in fiscal 2007 from $132.6 million in fiscal 2006. The decrease was primarily attributable to a decrease in property development sales activity due to the general slowdown in residential and vacation home sales. In fiscal 2007, we sold 76 units for approximately $60.8 million at an average price of $0.8 million with a profit margin of 5.4%. Our profit margin was negatively impacted by impairment charges of $2.5 million and a litigation loss reserve of $1.6 million. In fiscal 2006, we sold 128 units for approximately $91.0 million at an average price of $0.7 million with a profit margin of 19.7%. In fiscal 2006, our New Seabury, MA property sales and margins were stronger principally due to closings from its grand opening in fiscal 2005.

Total expenses decreased by $13.9 million, or 13.2%, to $91.9 million in fiscal 2007 from $105.8 million in fiscal 2006. The decrease was primarily due to a decrease in property development sales activity. Contributing to the overall decrease in fiscal 2007 was the reversal of a prior year hurricane loss provision of $0.9 million related to our rental properties. Included in total expenses for fiscal 2007 was a litigation loss reserve of $1.6 million, an impairment charge of $2.5 million related to our development properties and a $1.4 million impairment charge related to our rental properties. Impairment charges in our property development segment primarily related to decreased condominium land values in our Oak Harbor, FL subdivision caused by the current real estate slowdown. Impairment charges in our rental real estate were primarily due to a decrease in rental renewal rates at certain of our commercial properties.

Based on current residential sales conditions, coupled with the pending completion of our Westchester, NY properties and the depressed Florida real estate market, we expect property development sales and profits to decline in fiscal 2008 from levels achieved in fiscal 2007. We may incur additional asset impairment charges if sales price assumptions and unit absorptions are not achieved, and if the current credit market continues to have a negative impact on commercial real estate valuations.

Certain properties are reclassified as discontinued operations when subject to a contract or letter of intent and are excluded from income from continuing operations.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Total revenues increased by $34.2 million, or 34.8%, to $132.6 million in fiscal 2006 from $98.4 million compared to the fiscal 2005. The increase was primarily attributable to an increase in property development sales activity.

In fiscal 2006, we sold 128 units for approximately $91.0 million at an average price of $0.7 with a profit margin of 19.7%, reflecting a greater sales mix of higher priced units in New Seabury, MA. In fiscal 2005, we sold 104 units for $58.3 million at an average price of $0.6 with a profit margin of 16.5%, which included a greater sales mix of lower priced condominium units in Naples, FL.

Total expenses increased by $24.2 million, or 29.7%, to $105.8 million in fiscal 2006 from $81.6 million in fiscal 2005. The increase was primarily attributable to an increase in property development sales activity.

The primary driver of our increased revenues and income from continuing operations was the approval of our New Seabury property for residential development.

Home Fashion

Historically, WPI has been adversely affected by a variety of unfavorable conditions, including the following items that continue to have an impact on its operating results:

•	adverse competitive conditions for U.S. manufacturing facilities compared to manufacturing facilities located outside of the United States;

•	growth of low-priced imports from Asia and Latin America resulting from lifting of import quotas;

•	fewer and more powerful retailers of consumer goods over time; and

•	a difficult retail market for home textiles.

For fiscal 2007, gross earnings were primarily affected by reduced revenue due to a weaker home textile retail environment and lower manufacturing plant utilizations at our U.S. bedding and towel plants, which were closed during the year. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts.

During fiscal 2007, WPI continued to successfully implement its strategic plans to shift manufacturing capacity from the United States to lower-cost countries. WPI’s bedding operation in Bahrain is producing product as planned, with significantly lower production costs than its U.S. operations. Additionally, the expansion of WPI’s joint venture bath manufacturing operation in Pakistan is proceeding to build its output volume of finished goods. Moreover, WPI continues to dispose of its closed plants, thereby lowering its cash expenses related to maintaining these facilities. WPI anticipates improvements in gross earnings through both lower costs of production and declining factory underutilization charges for the fiscal year ending December 31, 2008, or fiscal 2008.

Summarized statement of operations for fiscal 2007, fiscal 2006 and the period from August 8, 2005 (acquisition date) to December 31, 2005 is as follows (in $000s):

	Year Ended December 31, 2007	Year Ended December 31, 2006	August 8, 2005 to December 31, 2005
Net sales	$683,670	$890,840	$441,771
Cost of sales	681,281	857,947	401,576
Gross earnings	2,389	32,893	40,195
Expenses
Selling, general and administrative expenses	111,557	130,622	58,881
Restructuring and impairment charges	49,345	45,647	1,658
Total expenses	160,902	176,269	60,539
Loss from continuing operations before interest, income taxes and non-controlling interests in income	$(158,513)	$(143,376)	$(20,344)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Fiscal 2007 represented a challenging combination of efforts to reduce revenue from less profitable programs, a weaker home textile retail environment, competition from other manufacturers, repositioning WPI’s manufacturing operations offshore and realigning selling, general and administrative expenditures. Net sales were $683.7 million, a decrease of 23.3% compared to $890.8 million for fiscal 2006. The decrease, which affected all lines of business, was primarily attributable to our continuing efforts to reduce revenues from less profitable programs coupled with a continued weaker retail sales environment in the United States for home textile products. Bed products net sales for fiscal 2007 were $445.8 million, a decrease of $126.8 million from $572.6 million. Bath products net sales were $235.6 million, a decrease of $76.2 million compared to $311.8 million, and other net sales were $2.3 million, a decrease of $4.1 million compared to $6.4 million for fiscal 2006.

Total depreciation expense for fiscal 2007 was $14.3 million, of which $11.4 million was included in cost of sales and $2.9 million was included in selling, general and administrative expenses. Total depreciation expense for fiscal 2006 was $30.7 million, of which $25.5 million was included in cost of sales and $5.2 million was included in selling, general and administrative expenses. The reduction in depreciation expenses was primarily due to plant closures during fiscal 2006 and continuing through fiscal 2007.

Gross earnings for fiscal 2007 were $2.4 million, or 0.4% of net sales, compared with $32.9 million, or 3.7% of net sales, during fiscal 2006. Gross earnings were affected by competitive pricing and a continued weaker retail environment, and lower manufacturing plant utilizations at our U.S. plants, which were closed in fiscal 2007. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts.

Selling, general and administrative expenses for fiscal 2007 were $111.6 million as compared to $130.6 million for fiscal 2006, reflecting WPI’s continuing efforts to reduce its selling, warehousing, shipping and general and administrative expenses. WPI is continuing to lower its selling, general and administrative expenditures by consolidating its locations, reducing headcount and applying more stringent oversight of expense areas where potential savings may be realized, including the headcount reductions taken during the second quarter of fiscal 2007.

Total expenses for fiscal 2007 include $24.8 million of non-cash fixed asset and other impairment charges related to plants that have been or will be closed and $19.3 million of restructuring charges (of which $3.6 million related to severance costs and $15.7 million related to continuing costs of closed plants). Additionally, in accordance with SFAS No. 142, WPI reduced the carrying value of the trademarks and recorded intangible asset impairment charges of $5.2 million. Total expenses for fiscal 2006 included $33.3 million of non-cash fixed asset impairment charges related to plant closures during fiscal 2006 and $12.3 million of restructuring charges (of which $3.4 million related to severance costs and $8.9 million related to continuing costs of closed plants).

We continue our restructuring efforts and, accordingly, expect that restructuring charges (particularly with respect to the carrying costs of closed facilities until such time as these locations are sold) and operating losses will continue to be incurred throughout fiscal 2008. If our restructuring efforts are unsuccessful or our existing strategic manufacturing plans are amended, we may be required to record additional impairment charges related to the carrying value of long-lived assets.

WPI’s business continues to be significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. During fiscal 2007, certain U.S. retailers reported comparable store sales that were either negative or below their stated expectations. Many of these retailers are customers of WPI. The initial indications are that fiscal 2008 will continue to be a challenging year for these same retailers. WPI believes that it provides adequate reserves against its accounts receivable to mitigate exposure to known or likely bad debt situations, as well as sufficient overall reserve for reasonably estimated situations, should this arise.

WPI closed all of its 30 retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its retail stores. The net impact of these closings during fiscal 2007 was $14.0 million of related closure charges and impairments (including lease terminations), which has been included as part of discontinued operations.

Results of the discontinued operations are excluded from the consolidated financial statements for all periods presented.

Year Ended December 31, 2006 Compared to the Period from August 8, 2005 (Acquisition Date) to December 31, 2005

Net sales for fiscal 2006 were $890.8 million. Bed products net sales were $572.6 million, bath products net sales were $311.8 million and other net sales were $6.4 million. Net sales for the period August 8, 2005 (acquisition date) to December 31, 2005 were $441.8 million. Bed products net sales were $294.9 million, bath products net sales were $144.0 million and other net sales were $2.9 million.

Total depreciation expense for fiscal 2006 was $30.7 million, of which $25.5 million was included in cost of sales and $5.2 million was included in selling, general and administrative expenses. Total depreciation expense for the period from August 8, 2005 (acquisition date) to December 31, 2005 was $19.0 million, of which $16.0 million was included in cost of sales and $3.0 million was included in selling, general and administrative expenses.

Gross earnings for fiscal 2006 were $32.9 million, and reflect gross margins of 3.7%. Gross earnings during fiscal 2006 were negatively impacted by the carrying costs of certain U.S.-based manufacturing facilities that were closed in fiscal 2006 or were scheduled to be closed during fiscal 2007. Gross earnings before selling, general and administrative expenses for the period August 8, 2005 (acquisition date) to December 31, 2005 were $40.2 million, and reflect gross margins of 9.1%.

Selling, general and administrative expenses were $130.6 million for fiscal 2006. Selling, general and administrative expenses were $58.9 million for the period from August 8, 2005 (acquisition date) to December 31, 2005.

Total expenses for fiscal 2006 included $33.3 million of non-cash impairment charges related to the fixed assets of plants that were closed or were scheduled to be closed and $12.3 million of restructuring charges (of which $3.4 million related to severance costs and $8.9 million related to continuing costs of closed plants). Total expenses for the period from August 8, 2005 (acquisition date) to December 31, 2005 included $1.7 million of restructuring charges (of which $0.1 million related to severance costs and $1.6 million related to continuing costs relating to closed plants).

Holding Company

The Holding Company engages in various investment activities. The activities include those associated with investing its available liquidity, investing to earn returns from increases or decreases in the market price of securities, and investing with the prospect of acquiring operating businesses that we would control. Holding Company expenses, excluding interest expense, are principally related to payroll, legal and other professional fees and general expenses of the Holding Company.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net gain from investment activities decreased by $8.7 million, or 9.5%, to $82.6 million in fiscal 2007 as compared to $91.3 million in fiscal 2006. The decrease was primarily due to lower realized gains recorded on the investment portfolio in fiscal 2007.

Expenses, excluding interest expense, increased by $10.8 million, or 41.6%, to $36.6 million for fiscal 2007 as compared to $25.8 million for fiscal 2006. The increase is primarily attributable to professional fees and legal expenses related to the acquisition of the Investment Management business (i.e., Partnership Interests) on August 8, 2007.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net gain from investment activities were $91.3 million during fiscal 2006 as compared to a net loss of $21.3 million in fiscal 2005. The change is primarily due to the higher gains on investment sales in fiscal 2006.

Expenses, excluding interest expense, increased by $8.7 million, or 50.6%, to $25.8 million in fiscal 2006 as compared to $17.1 million in fiscal 2005 due largely to the impact of a compensation charge related to the cancellation of unit options of $6.2 million and increased legal and other professional fees of $3.2 million and $2.8 million, respectively.

All Other Operations —Interest and other income, interest expense and income tax

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Interest and other income increased by $92.7 million, or 183.9%, to $143.2 million in fiscal 2007 as compared to $50.4 million in fiscal 2006. This increase was primarily due to the increase in the Holding Company’s cash position relating to the sale of our Oil and Gas operations and Atlantic City gaming operations in the fourth quarter of fiscal 2006 and the proceeds from the issuance of additional 7.125% senior notes in January 2007 and variable rate notes in April 2007.

Interest expense increased by $48.5 million, or 61.1%, to $127.9 million in fiscal 2007 as compared to $79.4 million in fiscal 2006. This increase is a result of interest incurred on the $500 million of additional 7.125% senior notes issued in January 2007 and the $600 million of variable rate notes issued in April 2007.

For fiscal 2007, we recorded an income tax provision of $8.4 million on pre-tax income of $486.7 million. For fiscal 2006, we recorded an income tax benefit of $0.7 million on pre-tax income of $1.0 billion. Our effective income tax rate was 1.7% and (0.1)% for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowance and partnership income not subject to taxation, as such taxes are the responsibility of the partners.

Non-controlling interests in income for fiscal 2007 decreased $12.9 million, or 19.5%, compared to fiscal 2006, primarily as a result of the impact of the minority interests’ share of the losses incurred by WPI.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Interest and other income increased by $7.8, or 18.3%, to $50.4 million in fiscal 2006 as compared to $42.6 million in fiscal 2005. This was primarily due to the substantial increase in the Holding Company’s cash position from the sale of our Oil and Gas operations and Atlantic City gaming operations in the fourth quarter of fiscal 2006.

Interest expense increased by $12.5 million, or 18.7%, to $79.4 million during fiscal 2006 as compared to $66.9 million in fiscal 2005. This increase reflects increased borrowings in fiscal 2006 as a result of margin expense of $7.9 million, borrowing under the ACEP revolving credit facility, which was increased to $60.0 million in May 2006, and a $32.5 million mortgage obtained in June 2006.

For fiscal 2006, we recorded an income tax benefit of $0.7 million on pre-tax income of $1.0 billion. For the year ended December 31, 2005, we recorded an income tax provision of $11.2 million on pre-tax income of $295.4 million. Our effective income tax rate was (0.1)% and 3.8% for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowance and partnership income not subject to taxation.

Non-controlling interests in income for fiscal 2006 increased $56.4 million, or 595.4%, compared to fiscal 2005, primarily as a result of the impact of the minority interests’ share of the losses incurred by WPI.

Discontinued Operations

The Sands and Related Assets

On November 17, 2006, our indirect majority owned subsidiary, Atlantic Coast, ACE Gaming LLC, a New Jersey limited liability company and a wholly owned subsidiary of Atlantic Coast which owns The Sands Hotel and Casino in Atlantic City, Icahn Enterprises Holdings and certain other entities owned by or affiliated with Icahn Enterprises Holdings completed the sale to Pinnacle Entertainment, Inc., of the outstanding membership interests in ACE and 100% of the equity interests in certain subsidiaries of Icahn Enterprises Holdings that own parcels of real estate adjacent to The Sands, including 7.7 acres of land known as the Traymore site. We owned, through subsidiaries, approximately 67.6% of Atlantic Coast, which owns 100% of ACE. The aggregate price was approximately $274.8 million, of which approximately $200.6 million was paid to Atlantic Coast and approximately $74.2 million was paid to affiliates of Icahn Enterprises Holdings for subsidiaries that owned the Traymore site and the adjacent properties. $51.8 million of the amount paid to Atlantic Coast was deposited into an escrow account to fund indemnification obligations, of which $50 million related to claims of creditors and stockholders of GB Holdings Inc., or GBH, a holder of stock in Atlantic Coast. On February 22, 2007, we resolved all outstanding litigation involving GBH, resulting in a release of all claims against us. After the settlement, our ownership of Atlantic Coast increased from 67.6% to 96.9% and $50.0 million of the amount placed into escrow was released to us. In the second quarter of fiscal 2007, we and several other investors exercised warrants to purchase shares of common stock of Atlantic Coast, resulting in an increase of the minority interest in Atlantic Coast, and a decrease in our ownership to 94.2%.

On November 15, 2007, ACE HI Merger Corp., or Merger Corp, our indirect wholly owned subsidiary and the owner of approximately 94.2% of the outstanding shares of Atlantic Coast common stock, completed a short-form merger transaction, or the Merger, under Section 253 of Delaware Law, pursuant to which Merger Corp merged with and into Atlantic Coast and Atlantic Coast became our wholly owned subsidiary. Pursuant to the Merger, the holders of Atlantic Coast common stock (other than Merger Corp) are entitled to receive $21.19 per share in cash in exchange for their shares.

On November 16, 2007, Atlantic Coast filed a Form 15 with the SEC, thereby terminating its reporting obligations under the Exchange Act, and its status as a public company.

Oil and Gas Operations

On November 21, 2006, our indirect wholly owned subsidiary, AREP O & G Holdings LLC, completed the sale of all of the issued and outstanding membership interests of NEG Oil & Gas LLC to SandRidge for consideration consisting of $1.025 billion in cash, 12,842,000 shares of SandRidge’s common stock, valued at $18 per share on the date of closing, and the repayment by SandRidge of $300.0 million of debt of NEG Oil & Gas. On April 4, 2007, we sold our entire position in SandRidge for cash consideration of approximately $243.2 million.

On November 21, 2006, pursuant to an agreement dated October 25, 2006 among Icahn Enterprises Holdings, NEG Oil & Gas and NEGI, NEGI sold its membership interest in NEG Holding LLC to NEG Oil & Gas in consideration of approximately $261.1 million paid in cash. Of that amount, $149.6 million was used to repay the NEGI 10.75% senior notes due 2007, including principal and accrued interest, all of which was held by us.

On November 12, 2007, the board of directors of NEGI determined that it is in the best interests of NEGI’s shareholders to liquidate all of NEGI’s assets and approved the dissolution of NEGI and a plan of dissolution and liquidation, or the Plan, subject to required shareholder approval.

A special meeting of shareholders was scheduled for February 7, 2008 for all shareholders of record on December 27, 2007 to consider and vote on the Plan. On February 5, 2008, NEGI was informed that on February 1, 2008 a purported stockholder derivative and class action lawsuit was filed in the Delaware Court of Chancery against NEGI, as a nominal defendant, Icahn Enterprises, and certain current and former officers and members of the board of directors of NEGI. The lawsuit alleges, among other things, that certain of NEGI’s current and former officers and directors breached their fiduciary duties to NEGI and its stockholders in connection with NEGI’s November 21, 2006 sale of its membership interest in NEG Holding LLC to NEG Oil & Gas. See Note 18, “Subsequent Events,” of our consolidated financial statements for further discussion.

As a result of the filing of the complaint, NEGI adjourned the special meeting to March 14, 2008 to permit the shareholders of NEGI to evaluate the lawsuit.

On March 14, 2008, the shareholders voted to approve the Dissolution and on March 26, 2008 NEGI filed a Form 15 with the Securities and Exchange Commission for the purpose of deregistering its securities under the Exchange Act. As a result, NEGI suspended the filing of any further periodic reports under the Exchange Act and, absent contrary action by the SEC, its status as a public company will be terminated. No cash distributions will be made to NEGI’s shareholders until the NEGI board determines that NEGI has paid, or made adequate provision for the payment of its liabilities and obligations, including any liabilities relating to the lawsuit.

American Casino & Entertainment Properties LLC

On April 22, 2007, American Entertainment Properties Corp., or AEP, a wholly owned indirect subsidiary of Icahn Enterprises, entered into a Membership Interest Purchase Agreement with W2007/ACEP Holdings, LLC, an affiliate of Whitehall Street Real Estate Funds, a series of real estate investment funds affiliated with Goldman Sachs & Co., to sell all of the issued and outstanding membership interests of ACEP, which comprises our gaming operations, for $1.3 billion, plus or minus certain adjustments such as working capital, as more fully described in the agreement. The purchase price was subsequently adjusted to $1.2 billion in an agreement dated February 8, 2008. ACEP’s casino assets were comprised of the Stratosphere Casino Hotel & Tower, the Arizona Charlie’s Decatur, the Arizona Charlie’s Boulder and the Aquarius Casino Resort. Pursuant to the terms of the agreement, AEP caused ACEP to repay from funds provided by AEP, the principal, interest, prepayment penalty or premium due under the terms of ACEP’s 7.85% senior secured notes due 2012 and ACEP’s senior secured credit facility. The transaction was consummated on February 20, 2008, resulting in a gain of approximately $700 million on our investment in ACEP, before income taxes.

Real Estate

Operating properties are reclassified to held for sale when subject to a contract or letter of intent. The operations of such properties are classified as discontinued operations. Upon entry into a contract or letter of intent to sell a property, the operating results and cash flows associated with the property, are reclassified to discontinued operations and historical financial statements are reclassified to conform to the current classification. In addition, during fiscal 2007, seven properties were reclassified to held for sale.

Home Fashion

We closed all of our WPI retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, we entered into an agreement to sell the inventory at all of our retail stores. Accordingly, we have reported the retail outlet stores business as discontinued operations for all periods presented.

Results of Discontinued Operations

The financial position and results of these operations are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). For further discussion, see Note 5, “Discontinued Operations and Assets Held for Sale,” to our consolidated financial statements.

Summarized financial information for discontinued operations for the years ended December 31, 2007, 2006 and 2005 is set forth below (in 000s):

	Year Ended December 31,
	2007	2006	2005
Revenues:
Oil and Gas	$—	$353,539	$198,854
Gaming	444,208	524,077	490,321
Real Estate	6,064	7,108	8,847
Home Fashion - retail stores	47,398	66,816	30,910
Total revenues	$497,670	$951,540	$728,932
Income (loss) from discontinued operations:
Oil and Gas	$—	$183,281	$37,521
Gaming	99,945	45,624	60,179
Real Estate	4,800	5,300	5,170
Home Fashion - retail stores	(20,003)	(7,261)	(2,085)
Total income from discontinued operations before income taxes, interest and other income	84,742	226,944	100,785
Interest expense	(21,634)	(47,567)	(32,851)
Interest and other income	20,710	13,004	7,539
Impairment loss on GBH bankruptcy	—	—	(52,366)
Income from discontinued operations before income taxes and non-controlling interests in income	83,818	192,381	23,107
Income tax expense	(18,677)	(17,119)	(19,711)
	65,141	175,262	3,396
Non-controlling interest in (income) loss	5,108	(53,165)	4,356
Gain on sales of discontinued operations, net of income tax expense	20,798	676,444	21,849
	$91,047	$798,541	$29,601

Liquidity and Capital Resources

Consolidated Liquidity and Capital Resources

As of December 31, 2007, the Holding Company had a cash and cash equivalents balance of $2.1 billion, investments of $511.0 million and total debt of $2.0 billion. The Holding Company made three equal investments in September, October and November 2007 aggregating $700 million in the Private Funds for which no management fee or incentive allocations are applicable. As of December 31, 2007, the total value of this investment is approximately $684.3 million, with an unrealized loss of $15.7 million for fiscal 2007. These amounts are eliminated in our consolidated financial statements. In addition, we also have the ability to draw down on our credit facility. In August 2006, we entered into a credit agreement with a consortium of banks pursuant to which we will be permitted to borrow up to $150.0 million. As of December 31, 2007, there were no borrowings under the facility. See “Borrowings” below for more additional information concerning credit facilities for our subsidiaries.

We are a holding company. Our cash flow and our ability to meet our debt service obligations and make distributions with respect to Icahn Enterprises’ depositary units and preferred units likely will depend on the cash flow resulting from divestitures, equity and debt financings, interest income, and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include payment of dividends from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt or distributions on Icahn Enterprises’ depositary units and preferred units could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which our subsidiaries may be subject or enter into the future.

During fiscal 2007, we consummated the following transactions that provided aggregate proceeds of approximately $1.3 billion:

•
On January 16, 2007, Icahn Enterprises issued $500.0 million aggregate principal amount of additional 7.125% senior notes due 2013. The additional 7.125% senior notes were issued pursuant to an indenture dated February 7, 2005, between Icahn Enterprises, as issuer, and Icahn Enterprises Finance Corp, which was formerly known as American Real Estate Finance Corp., as co-issuer, us, as guarantor, and Wilmington Trust Company, as trustee. The additional 7.125% senior notes have a fixed annual interest rate of 7.125%, which will be paid every six months on February 15 and August 15 and will mature on February 15, 2013.

•
In April 2007, Icahn Enterprises issued $600.0 million aggregate principal amount of variable rate notes due 2013. The notes bear interest of LIBOR minus 125 basis points, but the all-in-rate can be no less than 4% nor higher than 5.5%, and are convertible into depositary units of Icahn Enterprises at a conversion price of $132.595 per share, subject to adjustments in certain circumstances. We guarantee the variable rate notes.

•
On April 4, 2007, our subsidiaries executed agreements to sell their entire position in the common stock of SandRidge to a consortium of investors in a series of private transactions. The per share selling price was $18, and total cash consideration received at closing was approximately $243.2 million.

On April 22, 2007, AEP, a wholly owned indirect subsidiary of Icahn Enterprises Holdings, entered into an agreement to sell all of the issued and outstanding membership interests of ACEP, which comprises the remainder of Icahn Enterprises’ gaming operations, for $1.3 billion, plus or minus certain adjustments such as working capital, more fully described in the agreement. The purchase price was subsequently adjusted to $1.2 billion in an agreement dated February 8, 2008. ACEP’s Nevada casino assets are comprised of the Stratosphere Casino Hotel & Tower, the Arizona Charlie’s Decatur, the Arizona Charlie’s Boulder and the Aquarius Casino Resort. Pursuant to the terms of the agreement, AEP caused ACEP to repay from funds provided by AEP, the principal, interest, prepayment penalty or premium due under the terms of ACEP’s 7.85% senior secured notes due 2012 and ACEP’s senior secured credit facility. The sale was consummated on February 20, 2008, resulting in a gain of approximately $700 million on our investments in ACEP, before income taxes, subject to resolution of post-closing adjustments. In connection with the ACEP sale in fiscal 2008, we elected to deposit approximately $1.156 billion of the gross proceeds from the sale into escrow accounts to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Such proceeds were received into the escrow accounts pending the fulfillment of Section 1031 exchange requirements. There are no assurances that we will fulfill our Section 1031 exchange obligations using the entire amount of proceeds placed into escrow.

Cash Flows

Operating Activities:

Net cash used in operating activities for fiscal 2007 was approximately $2.9 billion compared to $17.7 million for fiscal 2006 due primarily from activity within our Investment Management segment. Cash used in continuing operations from our Investment Management segment was approximately $3.0 billion for 2007 compared to approximately $0.4 billion for fiscal 2006. The net cash resulting from continuing operations for our Investment Management segment primarily relates to purchases and proceeds from securities transactions for the Private Funds. Purchases of securities in fiscal 2007 was approximately $9.0 billion compared to $4.3 billion in fiscal 2006, while proceeds from sales of securities were approximately $6.4 billion and $5.2 billion in fiscal 2007 and 2006, respectively. Additionally, purchases to cover securities sold, not yet purchased were approximately $2.2 billion in fiscal 2007 compared to $0.8 billion in fiscal 2006, while proceeds from securities sold, not yet purchased, were approximately $1.6 billion in fiscal 2007 compared to $1.0 billion in fiscal 2006. The net cash provided by continuing operations from all other operations was $24.8 million for fiscal 2007 compared to approximately $111.9 million for fiscal 2006 primarily due to changes in our operating assets and liabilities offset in part by a change in cash resulting from activities on trading securities.

Investing Activities:

Net cash provided by investing activities for fiscal 2007 was approximately $90.9 million as compared to $1.0 billion in fiscal 2006. The primary driver was greater net proceeds from the sales and disposition of assets classified as discontinued operations offset by a decrease in capital expenditures resulting from the discontinued operation of our Gaming segment. Net cash provided by investing activities from continuing operations decreased approximately $118.5 million due to changes in our purchases and proceeds from sales of marketable securities.

Financing Activities:

Net cash provided by financing activities for fiscal 2007 improved approximately $2.8 billion to $3.1 billion when compared to $0.3 billion for fiscal 2006. This increase is primarily due to proceeds from senior notes of approximately $1.1 billion in fiscal 2007 and capital contributions relating to our Investment Management operations of approximately $2.4 billion for fiscal 2007 compared to $0.3 billion of capital contributions for fiscal 2006. These increases were partially offset by a distribution of $335.0 million relating to the acquisition of PSC Metals.

We are continuing to pursue the purchase of businesses and assets, including businesses and assets that may not generate positive cash flow, are difficult to finance or may require additional capital, such as properties for development, non-performing loans, securities of companies that are undergoing or that may undergo restructuring, and companies that are in need of capital. All of these activities require us to maintain a strong capital base and liquidity.

Borrowings

Long-term debt consists of the following (in $000s):

	December 31,
	2007	2006
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises	$600,000	$—
Senior unsecured 7.125% notes due 2013 - Icahn Enterprises	969,638	475,500
Senior unsecured 8.125% notes due 2012 - Icahn Enterprises	347,328	346,027
Senior secured 7.85% notes due 2012 - ACEP	215,000	215,000
Borrowings under credit facility - ACEP	40,000	40,000
Mortgages payable	104,030	109,289
Other	14,796	15,684
Total long-term debt	2,290,792	1,201,500
Less debt related to assets held for sale	(270,209)	(271,417)
	$2,020,583	$930,083

See Note 12, “Long-Term Debt,” of our consolidated financial statements for additional information concerning terms, restrictions and covenants of our long-term debt. As of December 31, 2007, we are in compliance with all debt covenants.

Contractual Commitments

The following table reflects, at December 31, 2007, our contractual cash obligations, subject to certain conditions, due over the indicated periods and when they come due ($ in millions):

	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Total
Senior unsecured 7.125% notes due 2013 - Icahn Enterprises	$—	$—	$—	$980.0	$980.0
Senior unsecured 8.125% notes due 2012 - Icahn Enterprises	—	—	353.0	—	353.0
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises	—	—	—	600.0	600.0
Senior secured 7.85% notes - ACEP	215.0	—	—	—	215.0
Senior debt interest	125.4	245.0	215.7	14.5	600.6
Borrowing under credit facilities - ACEP	40.0	—	—	—	40.0
Mortgages payable	36.6	8.0	32.3	27.1	104.0
Lease obligations	9.4	12.2	19.8	—	41.4
Unused lines or letters of credit	95.5	—	—	—	95.5
Construction and development obligations	8.1	—	—	—	8.1
Other	23.0	9.1	4.5	2.5	39.1
Total	$553.0	$274.3	$625.3	$1,624.1	$3,076.7

On February 20, 2008, AEP, our wholly owned indirect subsidiary, sold all of the issued and outstanding membership interests of ACEP, which comprises our remaining gaming operations. As a result, we no longer have the senior secured 7.85% notes or borrowings under credit facilities — ACEP as summarized in the above table.

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $24.3 million at December 31, 2007.

Estimates of PSC Metals’ liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult to make, and the ultimate outcome may differ from current estimates. As additional information becomes available, estimates are adjusted. It is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could alter estimates and necessitate the recording of additional liabilities, which could be material. In addition, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a potentially responsible party at additional sites. The impact of such future events cannot be estimated at the current time.

Metals and Home Fashion Purchase Orders

Purchase orders or contracts for the purchase of certain inventory and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Purchase orders are based on our current needs and are fulfilled by vendors within short time horizons. We do not have significant agreements for the purchase of inventory or other goods that specify minimum quantities or set prices that exceed expected requirements.

Obligations Related to Securities

As discussed in Note 7, “Investments and Related Matters,” to the consolidated financial statements as of December 31, 2007, we have contractual liabilities of $0.2 billion related to securities sold not yet purchased as of December 31, 2007. This amount has not been included in the table above as their maturity is not subject to a contract and cannot properly be estimated.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others.

Discussion of Segment Liquidity and Capital Resources

Investment Management Operations

The growth in the AUM of the Private Funds for fiscal 2007, fiscal 2006 and fiscal 2005 resulted from gains on investments made in the Private Funds as well as from capital from new investors. Such growth directly impacted our cash flows due to management fees paid to Icahn Management (and after August 8, 2007, New Icahn Management). Positive performance also resulted in higher incentive allocations paid to the General Partners.

The Private Funds have historically not utilized significant amounts of leverage. As of December 31, 2007, for example, the ratio of the notional exposure of our invested capital to net asset value of the Private Funds was approximately 0.92 to 1.00 on the long side and 0.85 to 1.00 on the short side. Due to the low leverage, we believe that we have access to significant amounts of cash from prime brokers, subject to customary conditions.

Historically, the management fees generated by our Investment Management Entities have been more than sufficient to cover operating expenses.

Net cash used in operating activities is largely comprised of purchases of securities and sales proceeds from securities transactions. Purchases of securities during fiscal 2007 were approximately $9.0 billion compared to $4.3 billion for the comparable prior year period while proceeds from sales of securities were approximately $6.4 billion and $5.2 billion for fiscal 2007 and fiscal 2006, respectively. Net cash used in operating activities was $3.0 billion and $0.4 billion for fiscal 2007 and fiscal 2006, respectively.

Purchases of securities by the Private Funds were $4.3 billion and $3.2 billion for fiscal 2006 and fiscal 2005, respectively, while proceeds from sales of securities were $5.2 billion and $1.3 billion, for fiscal 2006 and fiscal 2005, respectively. Net cash used in operating activities was $0.4 billion and $0.9 billion for fiscal 2006 and fiscal 2005, respectively.

There were no cash flows attributable to investing activities during any of the relevant periods, as investments-related cash flows in the consolidated Private Funds are classified within operating activities in our consolidated statements of cash flows.

Cash inflows from investors in the Private Funds are classified within financing activities in our consolidated statements of cash flows. These amounts are reported as contributions to and distributions from non-controlling interests in consolidated affiliated partnerships. Net cash provided by financing activities was $2.3 billion and $0.4 billion for fiscal 2007 and fiscal 2006, respectively. The increase in fiscal 2007 was due to increased capital contributions from investors in the Private Funds of $2.1 billion compared to fiscal 2006.

Net cash provided from financing activities was $0.4 billion and $0.9 billion for fiscal 2006 and fiscal 2005, respectively. This decrease in cash provided by financing activities was primarily a result of lower net cash inflows from investors in the Private Funds in fiscal 2006.

All Other Operations

Metals

The primary source of cash from our PSC Metals operating unit is from the operation of its properties. Historically PSC Metals’ liquidity requirements primarily pertained to the funding of acquisitions, capital expenditures and payment of dividends. Prior to our acquisition on November 5, 2007, PSC Metals has funded acquisitions principally from net cash provided by operating activities, from borrowings and capital contributions from Philip.

As of December 31, 2007, PSC Metals had cash and cash equivalents of approximately $20.2 million, which includes the proceeds from an intercompany loan from Icahn Enterprises of $10.0 million. For fiscal 2007, net cash generated from operating activities totaled $18.9 million, compared to $56.9 million for fiscal 2006 and $32.0 million for fiscal 2005. The decrease in cash generated from operating activities in fiscal 2007 from fiscal 2006 primarily relates to a decrease in net income ($41.8 million as compared to $50.8 million) and a net increase in working capital resulting primarily from higher accounts receivable. The increase in accounts receivable is due to the additional revenues generated from the WIMCO acquisition and higher monthly sales leading up to December 2007 as compared to the monthly sales leading up to December 2006. The increase in cash generated from operating activities in fiscal 2006 from fiscal 2005 primarily relates to an increase in net income and a net decrease in working capital.

PSC Metals’ primary use of cash for fiscal 2007 was $47.7 million for acquisitions, including approximately $40.0 million for the assets of WIMCO Operating Company, Inc. in September 2007, operating expenses and capital spending. Capital spending was approximately $27.4 million for fiscal 2007 compared to $15.9 million and $27.0 million for fiscal 2006 and 2005, respectively. Capital expenditures for fiscal 2008 are expected to total between $46.0 million and $48.0 million for its existing facilities, which PSC Metals anticipates will include new shredders and ongoing growth and maintenance capital for its yard and other operating facilities.

Net cash provided by financing activities was $50.3 million in fiscal 2007 as compared to net cash used in financing activities of $36.2 million and $18.4 million in fiscal 2006 and fiscal 2005, respectively. During fiscal 2007, prior to our acquisition of PSC Metals on November 5, 2007, PSC Metals borrowed $73.2 million, of which $10.0 million was an intercompany loan made by Icahn Enterprises and $63.2 million was under a credit facility with UBS Securities LLC. PSC Metals repaid $27.7 million of these borrowings while their former parent company, Philip, repaid $34.6 million. Net cash used in financing activities by PSC Metals for fiscal 2006 and fiscal 2005 included $35.0 million and $10.0 million, respectively, representing dividends paid to Philip.

PSC Metals is currently under negotiations to enter into a $100 million asset-based borrowing agreement, which is expected to close the second quarter of 2008. PSC Metals believes that increased cash flows from operations together with funds available under the proposed credit facility will be sufficient to fund working capital requirements, acquisitions and anticipated dividend requirements over the next 12 months. PSC Metals also believes that the timing and size of future capital requirements, consistent with PSC Metals’ strategy, are subject to change. PSC Metals’ management anticipates that capital spending will increase over the next three to five years, as PSC Metals vertically integrates into feeder yards, mobile car crushing and transportation, as it continues to upgrade its processing equipment, and as it continues to invest in the latest technologies for recovery of non-ferrous material within its shredded product. Future acquisitions, if any, may require funding in excess of borrowing availability under the proposed credit facility.

Real Estate

Our Real Estate segment generates cash through rentals, leases and asset sales (principally sales of rental and residential properties) and the operation of resorts. All of these operations generate cash flows from operations.

At December 31, 2007, we had cash and cash equivalents of $172.2 million compared to $110.0 million at December 31, 2006.

In fiscal 2007, cash provided by operating activities from continuing operations was $48.3 million primarily from income from continuing operations of $12.4 million, non-cash charges of $9.2 million and a decrease in property development inventory of $16.6 million. Cash flows from investing activities were $14.8 million primarily from the sale of five rental properties. Cash used in financing activities was $5.3 million from payments of mortgage debt.

We expect operating cash flows to be positive across all real estate segments in fiscal 2008. In fiscal 2008, property development construction expenditures are expected to be approximately $30 million which we will fund from unit sales and if proceeds are insufficient from available cash reserves. We have a $20 million mortgage due in September of 2008, which we expect to refinance.

Home Fashion

In fiscal 2007, our Home Fashion segment had a negative operating cash flow from continuing operations of $62.1 million as compared to $29.9 million in fiscal 2006. Such negative cash flow was principally due to losses from operations and ongoing restructuring efforts partially offset by reductions in working capital. As discussed above, WPI expects to continue its restructuring efforts and, accordingly, expects that restructuring charges and operating losses will continue to be incurred through the end of fiscal 2008.

At December 31, 2007, WPI had approximately $135.7 million of unrestricted cash and cash equivalents.

Capital expenditures by WPI were $29.7 million and $10.9 million for fiscal 2007 and 2006, respectively. Capital expenditures for fiscal 2008 are expected to total between $12.0 and $15.0 million. During fiscal 2006, WPI invested approximately $12.4 million to acquire a 50% ownership interest in a joint venture in Pakistan for a bath products manufacturing facility. WPI may expend additional amounts in connection with further joint ventures and acquisitions, and such amounts may be significant.

On December 20, 2006, pursuant to a subscription and standby commitment agreement, Icahn Enterprises Holdings purchased from WPI 1,000,000 shares of WPI’s Series A-1 Preferred Stock, par value $0.01 per share, and 1,000,000 shares of WPI’s series A-2 Preferred Stock, par value of $0.01 per share, for an aggregate purchase price of $200.0 million. Each share of Series A-1 and Series A-2 Preferred Stock is convertible into WPI common stock at a conversion price of $10.50 per share, subject to adjustment in certain events provided, however, that in certain circumstances, approximately $92.1 million of the series A-2 Preferred Stock may be converted at $8.772 per share. However, until certain conditions are met, the Series A-1 and Series A-2 Preferred Stock may not be converted into common stock. In addition, WPI may cause the conversion of all Series A-1 or Series A-2 Preferred Stock upon the occurrence of certain events.

On December 21, 2006, WPI used $98.6 million of the proceeds to finance the acquisition of certain bed products manufacturing facilities from Manama Textile Mills WLL in Bahrain. The remainder of the proceeds from the preferred stock offering has been used for additional payments due under this purchase agreement, working capital, capital expenditures and general corporate purposes.

On June 16, 2006, WPI’s primary operating subsidiary, WestPoint Home, Inc., entered into a $250.0 million senior secured revolving credit facility from Bank of America, N.A. with an expiration date of June 15, 2011. The borrowing availability under the senior credit facility is subject to a monthly borrowing base calculation less outstanding loans, letters of credit and other reserves under the facility. Borrowings under the agreement bear interest, at the election of WestPoint Home, either at the prime rate adjusted by an applicable margin ranging from minus 0.25% to plus 0.50% or at LIBOR adjusted by an applicable margin ranging from plus 1.25% to 2.00%. WestPoint Home pays an unused line fee of 0.25% to 0.275%. Obligations under the agreement are secured by WestPoint Home’s receivables, inventory and certain machinery and equipment.

At December 31, 2007, there were no borrowings under the agreement, but there were outstanding letters of credit of $15.3 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of approximately $95.5 million at December 31, 2007.

The senior secured revolving credit agreement contains various covenants including, among others, restrictions on indebtedness, investments, redemption payments, distributions, acquisition of stock, securities or assets of any other entity and capital expenditures. However, WestPoint Home is not precluded from effecting any of these, if excess availability, as defined after giving effect to any such debt issuance, investment, redemption, distribution or other transition or payment restricted by covenant meets a minimum threshold.

Through a combination of its existing cash on hand and its borrowing availability under the WestPoint Home senior secured revolving credit facility (together, an aggregate of $231.2 million), WPI believes that it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital, capital spending and scheduled payments on the notes payable at least through the next twelve months. In its analysis with respect to the sufficiency of adequate capital resources and liquidity, WPI has considered that its retail customers may continue to face either negative or flat comparable store sales for home textile products in fiscal 2008. However, depending upon the levels of additional acquisitions and joint venture investment activity, if any, additional financing, if needed, may not be available to WPI, or if available, the financing may not be on terms favorable to WPI. WPI’s estimates of its reasonably anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.

Discontinued Operations

On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its 30 retail outlet stores. The decision to close all of the stores was based on a comprehensive evaluation of long-term growth prospects and strategic value to the WPI business. For the year ended December 31, 2007, our Home Fashion segment had a negative cash flow from discontinued operations of $6.7 million as compared to $7.1 million in 2006.

Distributions

Depositary Units

In fiscal 2007, Icahn Enterprises paid four quarterly distributions to holders of its depositary units. The first distribution was $0.10 per depositary unit and the remaining three distributions were each $0.15 per depositary units for an aggregate amount of $37.4 million. On February 29, 2008, the board of directors of Icahn Enterprises GP approved an increase in the quarterly cash distribution to $0.25 per unit on Icahn Enterprises’ depositary units for the first quarter of fiscal 2008. The distribution is payable on April 1, 2008 to depositary unitholders of record at the close of business on March 18, 2008.

During fiscal 2005, Icahn Enterprises began to pay distributions to its unitholders. Total distributions of $0.40 per depositary unit were declared and paid during fiscal 2006 in an aggregate amount of $25.2 million.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” of our consolidated financial statements for fiscal 2007. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Among others, estimates are used when accounting for valuation of investments and estimated costs to complete land, house and condominium developments. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates.

We believe the following accounting policies are critical to our business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Investment Management Operations

Consolidation

The consolidated financial statements include the accounts of (i) Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises Holdings in which control can be exercised, in addition to those entities in which Icahn Enterprises Holdings has a substantive controlling general partner interest or in which it is the primary beneficiary of a variable interest entity. We are considered to have control if we have a direct or indirect ability to make decisions about an entity’s activities through voting or similar rights. We use the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF No. 04-05”), FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), and SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries — An Amendment of ARB No. 51, with Related Amendments of APB Opinion No. 18, and ARB No. 43 Chapter 12 (“SFAS No. 94”), with respect to our investments in partnerships and limited liability companies. All intercompany balances and transactions are eliminated.

Our consolidated financial statements also include the Investment Management Entities and certain consolidated Private Funds during the periods presented. The Investment Management Entities consolidate those entities in which (i) they have an investment of more than 50% and have control over significant operating, financial and investing decisions of the entity pursuant to SFAS No. 94, (ii) they have a substantive, controlling general partner interest pursuant to EITF No. 04-05 or (iii) they are the primary beneficiary of a variable interest entity pursuant to FIN 46R. With respect to the consolidated Private Funds, the limited partners and shareholders have no substantive rights to impact ongoing governance and operating activities.

The analysis as to whether to consolidate an entity is subject to a significant amount of judgment. Some of the criteria considered include the determination as to the degree of control over an entity by its various equity holders, the design of the entity, how closely related the entity is to each of its equity holders, the relation of the equity holders to each other and a determination of the primary beneficiary in entities in which we have a variable interest. These analyses involve estimates, probability weighting of subjectively determined cash flows scenarios and other estimates based on the assumptions of management.

Revenue Recognition on Management Fee and Incentive Allocation

The Investment Management Entities generate income from amounts earned pursuant to contractual arrangements with the Private Funds. Prior to January 1, 2008, such amounts typically include an annual management fee of 2.5% of the net asset value before a performance-based incentive allocation of 25% of capital appreciation (both realized and unrealized) earned by the Private Funds subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). Such amounts have been (and may in the future be) modified or waived in certain circumstances. The Investment Management Entities and their affiliates may also earn income through their principal investments in the Private Funds.

The General Partner incentive allocations earned from the Private Funds are accrued on a quarterly basis in accordance with Method 2 of EITF Topic D-96, Accounting for Management Fees Based on a Formula (“EITF Topic D-96”), and are allocated to the Onshore GP and the Offshore GP, respectively, at the end of the Onshore Fund’s and each Offshore Master Fund’s fiscal year (or sooner on redemptions). Such accruals may be reversed as a result of subsequent investment performance prior to the conclusion of each Investment Fund’s fiscal year.

Compensation Arrangements

The Investment Management Entities have entered into agreements with certain of their employees whereby these employees have been granted rights to participate in a portion of the management fees and incentive allocations earned by the Investment Management Entities, typically net of certain expenses and generally subject to various vesting provisions. The vesting period of these rights is generally between two to seven years, and such rights expire at the end of the contractual term of each respective employment agreement. Up to 100% of the amounts earned annually under such rights in respect of management fees may be deferred for a period not to exceed ten years from the date of deferral, based on an annual election made by the employee for the upcoming fiscal year’s respective management fee. These amounts remain invested in the Private Funds and generally earn the rate of return of these funds, before the effects of any levied management fees or incentive allocations, which are waived on such deferred amounts. Accordingly, these rights are accounted for as liabilities in accordance with SFAS No. 123R (Revised 2004), Share-Based Payment, and remeasured at fair value for each reporting period until settlement.

The fair value of amounts deferred under these rights is determined at the end of each reporting period based, in part, on the (i) fair value of the underlying fee-paying net assets of the Private Funds, upon which the respective management fees are based, and (ii) performance of the funds in which the deferred amounts are reinvested. The carrying value of such amounts represents the allocable management fees initially deferred and the appreciation or depreciation on any reinvested deferrals. These amounts approximate fair value because the appreciation or depreciation on the deferrals is based on the fair value of the Private Funds’ investments, which are marked-to-market through earnings on a monthly basis.

Valuation of Investments

The fair value of our investments, including securities sold, not yet purchased, is based on observable market prices when available. Securities of the Private Funds that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. Securities and other instruments for which market quotes are not readily available are valued at fair value as determined in good faith by the applicable general partner. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of management’s judgment.

All Other Operations

Accounting for the Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets held and used by us and long-lived assets to be disposed of are reviewed for impairment whenever events or changes in circumstances, such as vacancies and rejected leases, indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset an impairment loss is recognized. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Accounting for the Impairment of Goodwill

We perform impairment tests on goodwill on an annual basis, or on an interim basis if events or circumstances indicate that it is more likely than not that impairment has occurred. Goodwill is potentially impaired if the carrying value of the reporting unit that contains the goodwill exceeds its estimated fair value. The fair value of the reporting unit is determined using a combination of an income approach, which estimates fair value based upon future discounted cash flows, and a market approach, which estimates fair value using market multiples, ratios, and valuations of a set of comparable companies within the industry.

The valuation methodology and underlying financial information that is used to estimate the fair value of our reporting units requires significant judgments to be made by management. These judgments include, but are not limited to, the long-term projections of future financial performance and the selection of appropriate discount rates used to present value future cash flows. Our five-year strategic operating plan serves as the basis for these valuations and represents our best estimate of future business conditions in our industry as well as our ability to compete. Discount rates are determined based upon the weighted average cost of capital for a set of comparable companies adjusted for risks associated with our different operations. If there was a significant downturn in a reporting unit business, we could incur a goodwill impairment.

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

Environmental Remediation

Due to nature of the operations of our Metals segment, we may be subject to environmental remediation claims. Our Metals segment is subject to federal, state, local and foreign environmental laws and regulations concerning discharges to the air, soil, surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials and hazardous substances. PSC Metals is also subject to other Federal, state, local and foreign laws and regulations including those that require PSC Metals to remove or mitigate the effects of the disposal or release of certain materials at various sites. While it is typically very difficult to determine the timing and ultimate outcome of such actions, if any, PSC Metals’ management uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, PSC Metals’ management makes estimates of the amount of insurance recoveries, if any. PSC Metals accrues a liability when management believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that have previously been made.

It is impossible to predict precisely what effect these laws and regulations will have on PSC Metals in the future. Compliance with environmental laws and regulations may result in, among other things, capital expenditures, costs and liabilities. Management believes, based on past experience and its best assessment of future events, that these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.

Use of Estimates in Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. The more significant estimates include: (1) the valuation allowances of accounts receivable and inventory; (2) the valuation of long-lived assets, mortgages and notes receivable; (3) costs to complete for land, house and condominium developments; (4) deferred tax assets; (5) environmental liabilities; and (6) fair value of derivatives. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

Income Taxes

Except as described below, no provision has been made for federal, state or local income taxes on the results of operations generated by partnership activities as such taxes are the responsibility of the partners. Our corporate subsidiaries account for their income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Through December 31, 2007, New Icahn Management (and Icahn Management prior to the acquisition on August 8, 2007) was subject to New York City Unincorporated Business Tax, or UBT, at a statutory rate of 4% on a portion of its income. UBT is accounted for under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). New Icahn Management accounts for these taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. In fiscal 2007, fiscal 2006 and fiscal 2005, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carryforwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

Recently Issued Accounting Pronouncements

In February 2008, the FASB issued FSP No. SOP 07-1-1, Effective Date of AICPA Statement of Position 07-1 (“FSP No. SOP 07-1-1”). FSP No. 07-1-1 amends SOP 07-1 by delaying indefinitely the effective date of the SOP 07-1 and prohibits the adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before the issuance of FSP No. 07-1-1. An entity that early adopts SOP 07-1 before the issuance of FSP No. 07-1-1 would be permitted but not required to continue to apply the provisions of the SOP 07-1. An entity that did not early adopt SOP 07-1 would not be permitted to adopt it. Because we early adopted SOP 07-1 before the issuance of FSP 07-1-1, we are permitted to continue to apply the provisions of SOP 07-1.

SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values. Certain forms of contingent considerations and certain acquired contingencies will be recorded at fair value at the acquisition date.

Additionally, SFAS No. 141(R) also requires acquisition related costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that SFAS No. 141(R) will have on our consolidated financial statements.

SFAS No 160 . In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years after December 15, 2008. We are currently evaluating the impact that SFAS No. 160 will have on our consolidated financial statements.

Forward-Looking Statements

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the Exchange Act, as amended by Public Law 104-67.

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

Certain Trends and Uncertainties

We have in the past and may in the future make forward-looking statements. Certain of the statements contained in this document involve risks and uncertainties. Our future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see Item 1A., “Risk Factors,” of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates, equity prices and derivatives. The following sections address the significant market risks associated with our business activities.

Investment Management Operations

Our predominant exposure to market risk is related to our Investment Management operations and the sensitivities to movements in the fair value of the Private Funds’ investments, including the effect on our management fees through December 31, 2007 or special profits interest allocations, as the case may be, and incentive allocations.

The fair value of the financial assets and liabilities of the Private Funds primarily fluctuates in response to changes in the value of securities. The net effect of these fair value changes impacts the net gains (losses) from investment activities in our consolidated statements of operations. However, the majority of these fair value changes are absorbed by the non-controlling interest holders in the Private Funds.

The Private Funds’ risk is evaluated daily and is managed on a position basis as well as on a portfolio basis. Our investment team meets on a regular basis to assess and review concentration risk, correlation risk and credit risk for significant positions. Risk metrics and other analytical tools are prepared in the normal course of business and made available to the General Partners.

Effect on Private Fund Management Fees

Our management fees are based on a specified percentage of the net asset value of the fee-paying capital of a Private Fund (before an incentive allocation based on the net profits of a Private Fund subject to a loss carryforward provision), as described in our consolidated financial statements. Accordingly, our management fees will be directly affected by changes in market risk. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of the net assets in the related funds. Although the majority of our management fees are eliminated in consolidation, our allocated share of the net income of the Private Funds includes the amount of these eliminated fees and allocations.

Impact on Incentive Allocations

Our incentive allocations are based on a specified percentage of the net profits earned by the Private Funds subject to a loss carryforward provision. Our incentive allocations will be impacted by changes in market risk but are not readily predicted or estimated. Although our incentive allocations are eliminated in consolidation, our allocated share of the net income of the Private Funds includes the amount of these eliminated fees and allocations.

Market Risk

The Private Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of December 31, 2007, we estimate that in the event of a 10% decline in fair value of these investments, the fair value of securities owned and securities sold, not yet purchased would decrease by $637.6 million and increase by $19.8 million, respectively, and the fair value of derivatives would increase by $537.0 million. However, we estimate that the impact to our share of the net gain (loss) from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 1% in these Private Funds, and the non-controlling interests in income would correspondingly offset approximately 99% of the change in fair value.

Exchange Rate Risk

The Private Funds are not materially exposed to foreign exchange risk since foreign investments are economically hedged by foreign currency forward contracts.

Credit Risk

Icahn Enterprises Holdings and certain of its consolidated Private Funds are subject to certain inherent risks through their investments.

Our entities typically invest excess cash in large money market funds. The money market funds primarily invest in government securities and other short-term, highly liquid instruments with a low risk of loss. The Private Funds also maintain free credit balances with their prime brokers and in interest bearing accounts at major banking institutions. We seek to diversify our cash investments across several accounts and institutions and monitor performance and counterparty risk.

The Private Funds and, to a lesser extent, other entities hold derivative instruments that are subject to credit risk in the event that the counterparties are unable to meet the terms of such agreements. When the Private Funds make such investments or enter into other arrangements where they might suffer a significant loss through the default or insolvency of a counterparty, the General Partners monitor the credit quality of such counterparty and seek to do business with creditworthy counterparties. Counterparty risk is monitored by obtaining and reviewing public information filed by the counterparties and others.

All Other Operations

Interest Rate Risk

The fair values of our long-term debt and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

We have predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At December 31, 2007, the impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of approximately $51.6 million. A 100 basis point decrease would result in an increase in market value of approximately $51.6 million.

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

Based on a sensitivity analysis for our equity price risks as of December 31, 2007 the effects of a hypothetical 10% increase or decrease in market prices as of those dates would result in a gain or loss that would be approximately $35.1 million. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of equity markets.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners of
Icahn Enterprises Holdings L.P.

We have audited the accompanying consolidated balance sheets of Icahn Enterprises Holdings L.P. and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in partners’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Icahn Enterprises Holdings L.P. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 7 to the consolidated financials statements, in 2007, the Partnership changed its method of accounting for its investments with the adoption of SOP 07-1, SFAS 157 and SFAS 159.

As discussed in Note 2 to the consolidated financial statements, in 2007, the Partnership changed its method of allocating gains and losses related to dispositions of common control acquisitions.

As discussed in Note 1, these consolidated financial statements have been adjusted to reflect the acquisition of entities under common control, which have been accounted for in a manner similar to a pooling-of-interests, as well as the reclassification of assets held for sale or sold to discontinued operations.

/s/ GRANT THORNTON LLP

New York, New York
March 17, 2008

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	December 31,
	2007	2006
	(in 000s)
ASSETS
Investment Management Operations:
Cash and cash equivalents	$26,027	$4,822
Cash held at consolidated affiliated partnerships and restricted cash	1,104,748	1,106,809
Securities owned, at fair value	5,920,209	2,757,229
Unrealized gains on derivative contracts, at fair value	110,181	80,216
Due from brokers	847,891	838,620
Other assets	40,831	27,460
	8,049,887	4,815,156
All Other Operations:
Cash and cash equivalents	2,086,805	1,879,554
Restricted cash	41,681	87,159
Investments	511,045	698,345
Unrealized gains on derivative contracts, at fair value	2,621	20,538
Inventories, net	266,223	282,921
Trade, notes and other receivables, net	178,990	225,606
Assets of discontinued operations held for sale	652,100	620,974
Property, plant and equipment, net	513,304	535,273
Goodwill and intangible assets	39,579	23,402
Other assets	100,596	97,934
	4,392,944	4,471,706
Total Assets	$12,442,831	$9,286,862
LIABILITIES AND PARTNERS’ EQUITY
Investment Management Operations:
Accounts payable, accrued expenses and other liabilities	$116,990	$59,286
Deferred management fee payable to related party	143,972	—
Subscriptions received in advance	144,838	66,030
Payable for purchases of securities	46,055	11,687
Securities sold, not yet purchased, at fair value	206,128	691,286
Unrealized losses on derivative contracts, at fair value	15,726	1,770
	673,709	830,059
All Other Operations:
Accounts payable	81,432	85,447
Accrued expenses and other liabilities	120,820	176,917
Securities sold, not yet purchased, at fair value	—	25,398
Unrealized losses on derivative contracts, at fair value	3,462	—
Accrued environmental costs	24,296	19,861
Liabilities of discontinued operations held for sale	330,224	331,677
Long-term debt	2,020,583	930,083
	2,580,817	1,569,383
Total Liabilities	3,254,526	2,399,442
Commitments and contingencies (Note 17)
Non-controlling interests:
Investment Management Operations	6,594,014	3,628,470
All Other Operations	140,549	292,221
Partners’ equity:
Limited partner:	3,216,976	2,393,997
General partner	(763,234)	572,732
Partners’ equity	2,453,742	2,966,729
Total Liabilities and Partners’ Equity	$12,442,831	$9,286,862

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
	(in 000s)
Revenues:
Investment Management Operations:
Interest, dividends and other income	$222,764	$73,563	$47,436
Net gain from investment activities	354,873	1,030,740	305,440
Management fees, related parties	10,617	—	—
	588,254	1,104,303	352,876
All Other Operations:
Metals	834,106	710,054	600,989
Real Estate	102,922	132,610	98,392
Home Fashion	683,670	890,840	441,771
Interest and other income	143,178	50,417	42,631
Net gain (loss) from investment activities	82,642	91,308	(21,260)
Other income, net	52,854	24,432	9,306
	1,899,372	1,899,661	1,171,829
Total revenues	2,487,626	3,003,964	1,524,705
Expenses:
Investment Management Operations	99,787	79,735	26,050
All Other Operations:
Metals	796,173	667,118	569,836
Real Estate	91,893	105,825	81,596
Home Fashion	842,183	1,034,216	462,115
Holding Company	36,563	25,822	17,142
Interest expense	127,869	79,360	66,850
	1,894,681	1,962,341	1,197,539
Total expenses	1,994,468	1,992,076	1,223,589
Income from continuing operations before income taxes and non-controlling interests in (income) loss	493,158	1,011,888	301,116
Income tax (expense) benefit	(8,436)	689	(11,178)
Non-controlling interests in (income) loss:
Investment Management Operations	(313,982)	(763,137)	(241,361)
All Other Operations	52,959	65,827	9,466
	(261,023)	(697,310)	(231,895)
Income from continuing operations	223,699	315,267	58,043
Discontinued operations:
Income from discontinued operations, net of income taxes	65,141	175,262	3,396
Non-controlling interests in (income) loss	5,108	(53,165)	4,356
Gain on dispositions	20,798	676,444	21,849
Income from discontinued operations	91,047	798,541	29,601
Net Earnings	$314,746	$1,113,808	$87,644
Net earnings (loss) attributable to:
Limited partner	$110,385	$518,067	$(15,237)
General partner	204,361	595,741	102,881
	$314,746	$1,113,808	$87,644

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN PARTNERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 21, 2007, 2006 and 2005
(In 000's)

	General
	Partner's	Limited	Total
	Equity	Partner's	Partners'
	(Deficit)	Equity	Equity

Balance, December 31, 2004	$482,750	$1,426,169	$1,908,919
Comprehensive income:
Net earnings (loss)	102,881	(15,237)	87,644
Net unrealized losses on available-for-sale securities	(42)	(4,155)	(4,197)
Other comprehensive income (loss)	169	(76)	93
Comprehensive income (loss)	103,008	(19,468)	83,540
Partners’ contribution	4,784	4,495	9,279
AREP Oil & Gas acquisition	(616,740)	444,998	(171,742)
GBH/Atlantic Coast acquisition	46,127	12,122	58,249
Change in reporting entity and other	(836)	3,286	2,450
Return of capital to GB Holdings, Inc.	(2,598)	-	(2,598)
Partnership distributions	(126)	(12,496)	(12,622)
PSC Metals dividend distribution	(9,557)	-	(9,557)
Equity in ImClone capital transactions	2	210	212
CEO stock based compensation expense	5	487	492
Balance, December 31, 2005	6,819	1,859,803	1,866,622
Comprehensive income:
Net earnings	595,741 (1)	518,067	1,113,808
Net unrealized gains on available-for-sale securities	3,129	29,387	32,516
Other comprehensive income	638	148	786
Comprehensive income	599,508	547,602	1,147,110
Atlantic Coast bond conversion	22	2,189	2,211
Partnership distributions	(252)	(24,993)	(25,245)
PSC Metals dividend distribution	(33,460)	-	(33,460)
Equity in ImClone capital transactions	33	3,210	3,243
CEO stock based compensation expense	62	6,186	6,248
Balance, December 31, 2006	572,732	2,393,997	2,966,729
Cumulative effect of adjustment from adoption of SFAS No. 159	(423)	(41,761)	(42,184)
Comprehensive income:
Net earnings	204,361	110,385	314,746
Net unrealized gains (losses) on available-for-sale securities	(67)	(24,302)	(24,369)
Other comprehensive income	3,898	47	3,945
Comprehensive income	208,192	86,130	294,322
Partners’ contribution	8,264	8,182	16,446
Partnership distributions	(374)	(36,980)	(37,354)
Investment Management business acquisition	(810,000)	810,000	-
Investment Management business distributions	(444,638)	-	(444,638)
PSC Metals acquisition	(335,000)	-	(335,000)
PSC Metals contribution	39,380	-	39,380
Change in subsidiary equity	(26)	(2,597)	(2,623)
Cumulative effect of adjustment from adoption of FIN 48 and other	(1,341)	5	(1,336)
Balance, December 31, 2007	$(763,234)	$3,216,976	$2,453,742

Accumulated Other Comprehensive Income (Loss) at December 31, 2007, 2006, and 2005 was $8.7 million, $25.4 million and $(4.5) million, respectively.

(1)
See Note 2, “Summary of Significant Accounting Policies,” for discussion of retrospective application change in accounting principle of allocation of gains and losses related to disposition of common-control acquisitions.

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
	(in 000s)
Cash Flows from Operating Activities:
Net Earnings (Loss):
Investment Management Operations	$170,174	$259,668	$84,575
All Other Operations	53,525	55,599	(26,532)
Income from discontinued operations	91,047	798,541	29,601
Net Earnings	$314,746	$1,113,808	$87,644
Income (loss) from continuing operations:
Investment Management operations	$170,174	$259,668	$84,575
Adjustments to reconcile net earnings to net cash used in operating activities:
Income attributable to non-controlling interests in consolidated affiliated partnerships	313,982	763,137	241,361
Deferred income tax expense	2,311	1,670	808
Investment gains	(386,310)	(963,328)	(292,487)
Purchases of securities	(8,998,181)	(4,267,933)	(3,186,738)
Proceeds from sales of securities	6,353,752	5,154,820	1,252,706
Purchases to cover securities sold, not yet purchased	(2,209,646)	(764,723)	(127,324)
Proceeds from securities sold not yet purchased	1,592,247	989,829	455,319
Changes in operating assets and liabilities:
Cash held at consolidated affiliated partnerships and restricted cash	2,061	(966,953)	420,643
Due from brokers	(9,271)	(494,813)	244,209
Payable for purchases of securities	34,368	(11,451)	23,138
Unrealized gains (losses) on derivative contracts	(16,009)	(87,768)	8,528
Deferred management fee payable to related party	143,972	—	—
Accounts payable, accrued expenses and other liabilities	(6,220)	28,483	2,687
Other, net	(15,684)	(3,889)	(19,633)
Net cash used in continuing operations	(3,028,454)	(363,251)	(892,208)
All Other Operations	53,525	55,599	(26,532)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,411	45,774	30,910
Investment (gains) losses	(82,642)	(94,493)	21,260
Loss attributable to non-controlling interests in income	(52,959)	(65,827)	(9,466)
Equity in earnings of affiliate	—	(12,620)	(1,375)
Stock based compensation expense	—	6,248	492
Deferred income tax expense (benefit)	(15,838)	(5,827)	5,076
Impairment loss on long-lived assets	27,085	33,701	—
Net cash (used in) provided by activities on trading securities	(10,833)	70,636	28,560
Other, net	3,394	(6,946)	(3,581)
Changes in operating assets and liabilities:
Trade, notes and other receivables	22,638	63,576	10,651
Other assets	7,261	35,033	(10,222)
Inventories, net	23,736	5,683	37,515
Accounts payable, accrued expenses and other liabilities	13,934	(18,869)	(47,478)
Other, net	106	245	(547)
Net cash provided by continuing operations	24,818	111,913	35,263

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
Years Ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
	(in 000s)
Net cash used in continuing operations	(3,003,636)	(251,338)	(856,945)
Income from discontinued operations	91,047	798,541	29,601
Depreciation, depletion and amortization	9,618	138,922	131,598
Net gain from sales of businesses and properties	(20,798)	(676,444)	(21,849)
Other, net	7,951	(27,348)	76,847
Net cash provided by discontinued operations	87,818	233,671	216,197
Net cash used in operating activites	(2,915,818)	(17,667)	(640,748)
Cash flows from investing activities:
All Other Operations:
Capital expenditures	(60,260)	(30,387)	(35,133)
Purchases of marketable equity and debt securities	(154,697)	(244,342)	(764,271)
Proceeds from sales of marketable equity and debt securities	337,492	570,201	190,287
Net proceeds from the sales and disposition of long-lived assets	37,956	23,116	9,360
Acquisitions of businesses, net of cash acquired	(47,651)	(99,206)	(293,649)
Other, net	(11,789)	130	9,868
Net cash provided by (used in) investing activities from continuing operations	101,051	219,512	(883,538)
Discontinued operations:
Capital expenditures	(23,813)	(353,547)	(354,528)
Net proceeds from the sales and disposition of assets	19,620	1,309,181	54,795
Other, net	(5,943)	(127,996)	4,422
Net cash (used in) provided by investing activities from discontinued operations	(10,136)	827,638	(295,311)
Net cash provided by (used in) investing activities	90,915	1,047,150	(1,178,849)
Cash flows from financing activities:
Investment Management Operations:
Capital distributions to partners	(156,375)	—	—
Capital contributions by and receipt of subscriptions receivable from partners	1,006	—	20
Capital subscriptions received in advance	144,838	66,030	40,560
Capital distributions to non-controlling interests	(42,674)	(113)	(5,191)
Capital contributions by non-controlling interests	2,402,863	299,815	857,937
Net cash provided by financing activities from continuing operations	2,349,658	365,732	893,326

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
Years Ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
	(in 000s)
All Other Operations:
Partners’ equity:
Partnership distributions	(37,354)	(25,245)	(12,622)
PSC Metals acquisition	(335,000)	—	—
Partners’ contribution	16,446	—	9,279
Dividends paid to minority holders of subsidiary	(18,529)	—	—
Proceeds from senior notes payable	492,130	—	474,000
Proceeds from variable rate notes	600,000	—	—
Proceeds from other borrowings	63,218	34,261	5,357
Repayments of credit facilities	(27,654)	—	—
Repayments of other borrowings	(4,546)	(8,252)	(16,568)
Net change in due from affiliates	101	675	19,908
Debt issuance costs	(275)	(7,809)	(8,952)
PSC Metals dividend payment	—	(33,460)	(9,557)
Other	4,780	—	4,490
Net cash provided by (used in) financing activities from continuing operations	753,317	(39,830)	465,335
Net cash provided by financing activities from continuing operations	3,102,975	325,902	1,358,661
Net cash (used in) provided by financing activities from discontinued operations	(1,208)	14,803	218,886
Net cash provided by financing activities	3,101,767	340,705	1,577,547
Effect of exchange rate changes on cash	3,945	391	717
Net increase (decrease) in cash and cash equivalents*	280,809	1,370,579	(241,333)
Net change in cash of assets held for sale	(52,353)	147,508	(105,587)
Cash and cash equivalents, beginning of period	1,884,376	366,289	713,209
Cash and cash equivalents, end of period	$2,112,832	$1,884,376	$366,289
Cash balances per balance sheet:
Investment Management Operations	$26,027	$4,822	$2,341
All Other Operations	2,086,805	1,879,554	363,948
	$2,112,832	$1,884,376	$366,289
*Net increase (decrease) in cash and cash equivalents consists of the following:
Investment Management Operations	$(678,796)	$2,481	$1,118
All Other Operations	883,131	291,986	(382,223)
Discontinued operations	76,474	1,076,112	139,772
	$280,809	$1,370,579	$(241,333)
Supplemental information:
Cash payments for interest, net of amounts capitalized	$149,909	$111,529	$78,015
Cash payments for income taxes, net of refunds	$26,614	$16,924	$13,001
Conversion of bonds in connection with acquisition of WPI	$—	$—	$205,850
Net realized gains (losses) on securities available for sale	$(24,369)	$29,684	$(4,197)
LP unit issuance	$810,000	$—	$456,998
Change in tax asset related to acquisitions	$—	$—	$7,329
Debt conversion relating to Atlantic Coast	$—	$2,211	$29,500
Equity received in consideration for sale of oil and gas operations	$—	$231,156	$—
Receipt of Lear common stock	$12,500	$—	$—
Redemptions payable to non-controlling interests	$87,754	$23,830	$—
Philip’s contribution to redeem PSC Metal’s debt	$34,600	$—	$—

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

1. Description of Business and Basis of Presentation

General

Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings” or the “Company”), which was formerly known as American Real Estate Holdings Limited Partnership, is a limited partnership formed in Delaware on February 17, 1987. We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment Management, Metals, Real Estate and Home Fashion. Our operating businesses also include the Holding Company. The Holding Company includes the unconsolidated results of Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company. Further information regarding our continuing reportable segments is contained in Note 4, “Operating Units,” and Note 15, “Segment Reporting.” We also operate discontinued operations as further discussed below and in Note 5, “Discontinued Operations and Assets Held for Sale.”

Our sole limited partner is Icahn Enterprises L.P., or Icahn Enterprises, a Delaware master limited partnership, which owns a 99% limited partnership interest in us. Our general partner is Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, which was formerly known as American Property Investors, Inc., a Delaware corporation, which is also the general partner of Icahn Enterprises. Icahn Enterprises GP is a wholly owned subsidiary of Beckton Corp., a Delaware corporation. All of the outstanding capital stock of Beckton Corp. is owned by Carl C. Icahn. References to Icahn Enterprises Holdings, “we” or “us” herein include Icahn Enterprises Holdings and its subsidiaries, unless the context otherwise requires.

We have guaranteed the 7.125% senior notes due 2013 issued by Icahn Enterprises. Icahn Enterprises, as issuer, filed a registration statement on Form S-4 with respect to the notes for which we were a registrant guarantor. The registration statement went effective on December 31, 2007. This Annual Report on Form 10-K is being filed in accordance with Section 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as a result of such registration statement. At December 31, 2007, there were fewer than 300 holders of the notes and guarantees. We are filing a Form 15 simultaneously with this Annual Report on Form 10-K to notify the Securities and Exchange Commission that our reporting obligations automatically were suspended pursuant to Section 15(d) of the Exchange Act.

We intend to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940 (the “’40 Act”). Generally, this means that no more than 40% of our total assets will be invested in investment securities, as such term is defined in the ’40 Act. In addition, we do not invest or intend to invest in securities as our primary business, other than in connection with the operations of our Investment Management operations discussed below. We intend to structure our investments to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code.

As of December 31, 2007 affiliates of Mr. Icahn owned 10,304,013 of Icahn Enterprises’ preferred units and 64,288,061 of Icahn Enterprises’ depositary units, which represented approximately 86.5% and 91.2% of Icahn Enterprises’ outstanding preferred units and depositary units, respectively.

Change in Reporting Entity

In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are retrospectively adjusted on a consolidated basis.

As discussed in further detail below, on November 5, 2007, we acquired, through a subsidiary, all of the issued and outstanding capital stock of PSC Metals, Inc. (“PSC Metals”). PSC Metals is considered a company under common control. Accordingly, the accompanying consolidated financial statements and footnotes include the assets and operations of PSC Metals.

As discussed in further detail below, on August 8, 2007, Icahn Enterprises acquired the general partnership interests in the General Partners (as defined below) and Icahn Capital Management L.P. (“New Icahn Management”). These interests are considered entities under common control. Our historical financial statements contained herein have been adjusted to reflect this acquisition.

The accounting policies, which include our Investment Management and Metals segments, are set out in Note 2, “Summary of Significant Accounting Policies.”

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

1. Description of Business and Basis of Presentation  - (continued)

Basis of Presentation

The consolidated financial statements include the accounts of (i) Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises Holdings in which control can be exercised, in addition to those entities in which Icahn Enterprises Holdings has a substantive controlling, general partner interest or in which it is the primary beneficiary of a variable interest entity in accordance with FIN 46R, as described below. Icahn Enterprises Holdings is considered to have control if it has a direct or indirect ability to make decisions about an entity’s activities through voting or similar rights. All material intercompany accounts and transactions have been eliminated in consolidation.

As further described in Note 2, “Summary of Significant Accounting Policies,” the Investment Funds and the Offshore Fund (as each term is defined herein) are consolidated into our financial statements even though we only have a minority interest in the equity and income of these funds. The majority ownership interests in these funds, which represent the portion of the consolidated net assets and net income attributable to the limited partners and shareholders in the consolidated Private Funds (as defined below) for the periods presented, are reflected as non-controlling interests in income of consolidated entities — Investment Management operations in the accompanying financial statements.

Change in Presentation

As a result of the acquisition of the Partnership Interests (as defined below) on August 8, 2007 and the consolidation of the affiliated partnership entities, as described in Note 2, “Summary of Significant Accounting Policies,” we have changed the presentation of our consolidated balance sheets to an unclassified format in the accompanying financial statements as of December 31, 2007 and 2006.

We have also changed the presentation of our consolidated statements of operations. The reclassifications to the consolidated statements of operations included:

(1)	The grouping of revenues and expenses to arrive at “operating income” and certain categories of “other income and expense” has been discontinued.

(2)	Interest and other income, net gain from investment activities and other income, net are now classified as revenues.

(3)	Interest expense is included in total expenses.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. These reclassifications have had no impact on the net equity or net earnings.

Acquisition of PSC Metals

On November 5, 2007, we acquired, through a subsidiary, all of the issued and outstanding capital stock of PSC Metals from Philip Services Corporation (“Philip”), an affiliate of Carl C. Icahn. PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals. The consideration for the transaction was $335 million in cash. See Note 3, “Acquisitions — Acquisition of PSC Metals,” for further discussion.

Acquisition of Investment Management Business

On August 8, 2007, Icahn Enterprises acquired the Partnership Interests, which consist of the general partnership interests in the General Partners and New Icahn Management for an initial consideration of $810 million of our depositary units. There is a potential maximum aggregate earn-out (including any catch-up) of $1.121 billion of our depositary units, which is subject to achieving total after-tax earnings from the General Partners and New Icahn Management subsequent to the acquisition, which includes both management fees and performance-based or incentive allocations paid by the Private Funds to New Icahn Management and the General Partners during the five-year period of at least $3.906 billion. These entities provide investment advisory and certain management services to the Private Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. See Note 3, “Acquisitions — Acquisition of Investment Management Business,” for additional information.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

1. Description of Business and Basis of Presentation  - (continued)

Other Acquisitions

On May 19, 2006, our wholly owned subsidiaries, AREP Laughlin Corporation (“AREP Laughlin”) and AREP Boardwalk Properties LLC, completed the purchases, respectively, of the Flamingo Laughlin Hotel and Casino, now known as the Aquarius Casino Resort (the “Aquarius”), in Laughlin, Nevada, and 7.7 acres of land that was adjacent to the former Sands Hotel and Casino (“The Sands”), in Atlantic City, New Jersey, known as the Traymore site, from affiliates of Harrah’s Operating Company, Inc. (“Harrah’s”). Operating results for the Aquarius are included with Icahn Enterprises Holdings’ results beginning as of May 19, 2006. On November 17, 2006, we sold the Atlantic City gaming operations, including the Traymore site. As discussed below, on April 22, 2007, we entered into an agreement to sell our Nevada gaming operations. We consummated the sale on February 20, 2008. See Note 18, “Subsequent Events,” for additional information.

On August 8, 2005, WestPoint International Inc. (“WPI”), our indirect majority owned subsidiary, completed the acquisition of substantially all of the assets of WestPoint Stevens Inc. (“WPS”). Operating results for WPI are included with Icahn Enterprises Holdings’ results beginning as of August 8, 2005. In December 2006, WPI acquired a manufacturing facility in Bahrain for an aggregate cash consideration of $98.6 million and a seller note of $10.6 million. The purchase price was subject to working capital adjustments.

Discontinued Operations

As discussed further below, on October 18, 2007, within our Home Fashion segment, WPI entered into an agreement to sell the inventory at all of its 30 retail outlet stores. These operations met the criteria for discontinued operations during the third quarter of fiscal 2007. Therefore, the portion of the business related to the stores’ retail operations has been classified for all years presented as discontinued operations.

On April 22, 2007, within our former Gaming segment, American Entertainment Properties Corp (“AEP”), our wholly owned indirect subsidiary, entered into an agreement to sell all of the issued and outstanding membership interests of American Casino and Entertainment Properties LLC (“ACEP”), which comprises our remaining gaming operations. We consummated the sale on February 20, 2008. See Note 18, “Subsequent Events,” for additional information.

On November 21, 2006, within our former Oil and Gas segment, our indirect wholly owned subsidiary, AREP O & G Holdings LLC, consummated the sale of all of the issued and outstanding membership interests of NEG Oil & Gas LLC (“NEG Oil & Gas”) to SandRidge Energy, Inc. (“SandRidge”).

On November 17, 2006, within our former Gaming segment, our indirect majority owned subsidiary, Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Coast”), completed the sale to Pinnacle Entertainment, Inc. (“Pinnacle”) of the outstanding membership interests in ACE Gaming LLC (“ACE”), the owner of The Sands and 100% of the equity interests in certain subsidiaries of Icahn Enterprises Holdings which own parcels of real estate adjacent to The Sands, including the Traymore site.

Certain of our real estate properties are classified as discontinued operations. The properties classified as discontinued operations have changed during the fiscal year ended December 31, 2007 (“fiscal 2007”) and, accordingly, certain amounts in the accompanying financial statements for the fiscal year ended December 31, 2006 (“fiscal 2006”) and the fiscal year ended December 31, 2005 (“fiscal 2005”) have been reclassified to conform to the current classification of properties. In addition, during fiscal 2007, within our Real Estate segment, seven properties of our Real Estate segment were reclassified to held for sale as they were subject to a contract or letter of intent. The operations of these properties were classified as discontinued operations for all years presented.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

1. Description of Business and Basis of Presentation  - (continued)

The financial position and results of these operations are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations.

Filing Status of Subsidiary

As of December 31, 2007, ACEP voluntarily filed annual, quarterly and current reports under the Exchange Act. The sale of ACEP was consummated on February 20, 2008. See Note 18, “Subsequent Events,” for additional information.

2. Summary of Significant Accounting Policies

As discussed in Note 1, “Description of Business and Basis of Presentation,” we operate in several diversified segments. The accounting policies related to the specific segments or industries are differentiated, as required, in the list of significant accounting policies set out below.

Principles of Consolidation

General

The consolidated financial statements include the accounts of (i) Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises Holdings in which control can be exercised, in addition to those entities in which Icahn Enterprises Holdings has a substantive controlling, general partner interest or in which it is the primary beneficiary of a variable interest entity. We are considered to have control if we have a direct or indirect ability to make decisions about an entity’s activities through voting or similar rights. We use the guidance set forth in AICPA Statement of Position No.78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”), Emerging Issues Task Force (“EITF”) Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF No. 04-05”), FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), and in SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries — An Amendment of ARB No. 51, with Related Amendments of APB Opinion No. 18, and ARB No. 43 Chapter 12 (“SFAS No. 94”), with respect to our investments in partnerships and limited liability companies. All intercompany balances and transactions are eliminated.

In accordance with U.S. GAAP, assets and liabilities transferred between entities under common control are accounted for at historical cost in a manner similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to their acquisition are retrospectively adjusted on a combined basis.

Investment Management Operations

The accompanying financial statements include the consolidated financial statements of the Investment Management Entities and certain consolidated Private Funds during the periods presented. As referred to herein, the term “Investment Management Entities” includes either Icahn Management (for the period prior to the acquisition on August 8, 2007) or New Icahn Management (for the period subsequent to the acquisition on August 8, 2007 through December 31, 2007) and, in either case, the General Partners. The Investment Management Entities consolidate those entities in which (i) they have an investment of more than 50% and have control over significant operating, financial and investing decisions of the entity pursuant to SFAS No. 94, (ii) they have a substantive controlling, general partner interest pursuant to EITF No. 04-05 or (iii) they are the primary beneficiary of a variable interest entity (a “VIE”) pursuant to FIN 46R. With respect to the consolidated Private Funds, the limited partners and shareholders have no substantive rights to impact ongoing governance and operating activities.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

2. Summary of Significant Accounting Policies  - (continued)

Icahn Management (and, subsequent to the acquisition of the Partnership Interests on August 8, 2007, New Icahn Management) and the General Partners are consolidated into Icahn Enterprises Holdings pursuant to SFAS No. 94 as Icahn Enterprises Holdings owns greater than 50% of the partnership interests in these entities. Icahn Enterprises Holdings has a substantive controlling, general partnership interest in these entities.

Icahn Partners LP (the “Onshore Fund”) is consolidated into Icahn Onshore LP (the “Onshore GP”) pursuant to EITF 04-05, which defines the criteria for determining whether a general partner controls a limited partnership when the limited partners have certain rights, such as “kick-out” rights. According to EITF 04-05, consolidation of a limited partnership by the general partner is required when these rights do not exist.

Icahn Partners Master Fund LP (“Offshore Master Fund I”) is consolidated into Icahn Fund Ltd. (the “Offshore Fund”). In addition, the Offshore Fund, Icahn Partners Master Fund II L.P. (“Offshore Master Fund II”), Icahn Partners Master Fund III L.P. (“Offshore Master Fund III”), and, through October 1, 2006, Icahn Sterling Fund Ltd. (the “Sterling Fund”) are consolidated into the Offshore GP, pursuant to FIN 46R. On October 1, 2006, the Sterling Fund’s assets were contributed to the Offshore Fund. A VIE is defined in FIN 46R as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, will absorb a majority of the VIE’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests.

Although the Private Funds are not investment companies within the meaning of the ’40 Act, each of the consolidated Private Funds is, for purposes of U.S. GAAP, an investment company under the AICPA Audit and Accounting Guide — Investment Companies (the “AICPA Guide”). The Investment Management Entities adopted Statement of Position No. 07-1, Clarification of the Scope of the Audit and Accounting Guide — Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”) as of January 1, 2007. SOP 07-1, issued in June 2007, addresses whether the accounting principles of the AICPA Guide may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. Upon the adoption of SOP 07-1, (i) the Offshore GP lost its ability to retain specialized accounting pursuant to the AICPA Guide for either its equity method investment in Offshore Master Fund I or for its consolidation of the Offshore Fund, Offshore Master Fund II and Offshore Master Fund III, and (ii) the Onshore GP lost its ability to retain specialized accounting for its consolidation of the Onshore Fund, in each case, because both the Offshore GP and the Onshore GP do not meet the requirements for retention of specialized accounting under SOP 07-1, as the Offshore GP and Onshore GP and their affiliates acquire interests for strategic operating purposes in the same companies in which their subsidiary investment companies invest.

However, upon losing their ability to retain specialized accounting, the Investment Management Entities applied SFAS No. 115, Accounting for Investments in Debt and Equity Securities (“SFAS No. 115”), to their investments held by the consolidated Private Funds in debt securities and in those equity securities with readily determinable fair values, as defined by that Statement, and classified such investments as available-for-sale securities and elected the fair value option pursuant to SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), and reclassified such securities as trading securities. For those equity securities that fall outside the scope of SFAS No. 115 because they do not have readily determinable fair values as defined by that Statement, the Investment Management Entities elected the fair value option pursuant to SFAS No. 159 and measured the fair value of such securities in accordance with the requirements of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). For those investments in which the Investment Management Entities would otherwise account for such investments under the equity method, the Investment Management Entities, in accordance with their accounting policy, elected the fair value option pursuant to SFAS No. 159 for all such investments. The election of the fair value option pursuant to SFAS No. 159 was deemed to most accurately reflect the nature of our business relating to investments.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

2. Summary of Significant Accounting Policies  - (continued)

Derivative contracts entered into by the consolidated Private Funds continue to be accounted for pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS No. 138”). These pronouncements require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. All changes in the fair values of derivatives held by the consolidated Private Funds are reported in earnings.

The management fees earned by New Icahn Management (and by Icahn Management prior to the acquisition on August 8, 2007) from certain consolidated entities and the incentive allocations earned by the Onshore GP and the Offshore GP from the Onshore Fund and the Offshore Master Funds, respectively, are eliminated in consolidation; however, the Investment Management Entities’ allocated share of the net income from the Private Funds includes the amount of these eliminated fees and allocations. Accordingly, the consolidation of the Private Funds has no material net effect on the Investment Management Entities’ earnings from the Private Funds.

Accounting for Investment in ImClone Systems Incorporated

As further described below, we adopted SFAS No. 159 as of January 1, 2007 and elected to apply the fair value option to our investment in ImClone Systems Incorporated (“ImClone”). Previously, we accounted for our investment in ImClone under the equity method.

Use of Estimates in Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. The more significant estimates include: (1) the valuation allowances of accounts receivable and inventory; (2) the valuation of long-lived assets, mortgages and notes receivable; (3) costs to complete for land, house and condominium developments; (4) deferred tax assets; (5) environmental liabilities; and (6) fair value of derivatives. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

Cash and Cash Equivalents

We consider short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Cash held at consolidated affiliated partnerships and restricted cash consists of (i) cash and cash equivalents held by the Onshore Fund and Offshore Master Funds that, although not legally restricted, is not available to fund the general liquidity needs of the Investment Management Entities or Icahn Enterprises Holdings and (ii) restricted cash relating to derivatives held on deposit.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

2. Summary of Significant Accounting Policies  - (continued)

Investments and Related Transactions — Investment Management Operations

Investment Transactions and Related Investment Income.  Investment transactions of the Private Funds are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification methods. Realized and unrealized gains or losses on investments are recorded in the consolidated statements of operations. Interest income and expenses are recorded on an accrual basis and dividends are recorded on the ex-dividend date. Premiums and discounts on fixed income securities are amortized using the effective yield method.

Valuation of Investments.  Securities of the Private Funds that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. Securities and other instruments for which market quotes are not readily available are valued at fair value as determined in good faith by the applicable general partner.

Foreign Currency Transactions.  The books and records of the Private Funds are maintained in U.S. dollars. Assets and liabilities denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Transactions during the period denominated in currencies other than U.S. dollars are translated at the rate of exchange applicable on the date of the transaction. Foreign currency translation gains and losses are recorded in the consolidated statements of operations. The Private Funds do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in the market prices of securities. Such fluctuations are included in the net realized gains (losses) from securities transactions and the net unrealized gains (losses) on securities positions.

Fair Values of Financial Instruments.  The fair values of the Private Funds’ assets and liabilities that qualify as financial instruments under SFAS No. 107, Disclosures About Fair Value of Financial Instruments, approximate the carrying amounts presented in the consolidated balance sheets.

Securities Sold, Not Yet Purchased.  The Private Funds may sell an investment they do not own in anticipation of a decline in the fair value of that investment. When the Private Funds sell an investment short, they must borrow the investment sold short and deliver it to the broker-dealer through which they made the short sale. A gain, limited to the price at which the Private Funds sold the investment short, or a loss, unlimited in amount, will be recognized upon the cover of the short sale.

Due From Brokers.  Due from brokers represents cash balances with the Private Funds’ clearing brokers. A portion of the cash at brokers is related to securities sold, not yet purchased; its use is therefore restricted until the securities are purchased. Securities sold, not yet purchased are collateralized by certain of the Private Funds’ investments in securities. Margin debit balances, which may exist from time to time, are collateralized by certain of the Private Funds’ investments in securities.

Investments — All Other Operations

Investments in equity and debt securities are classified as either trading or available-for-sale based upon whether we intend to hold the investment for the foreseeable future. Trading securities are valued at quoted market value at each balance sheet date with the unrealized gains or losses reflected in the consolidated statements of operations. Available-for-sale securities are carried at fair value on our balance sheet. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of partners’ equity and when sold are reclassified out of partners’ equity to the consolidated statements of operations. For purposes of determining gains and losses, the cost of securities is based on specific identification.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

2. Summary of Significant Accounting Policies  - (continued)

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in an impairment that is charged to earnings and the establishment of a new cost basis for the investment. Dividend income is recorded when declared and interest income is recognized when earned.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, and payable, other accruals, securities sold under agreements to purchase and other liabilities are deemed to be reasonable estimates of their fair values because of their short-term nature.

The fair values of investments are based on quoted market prices for those or similar investments. See Note 7, “Investments and Related Matters,” for further discussion.

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of December 31, 2007 are approximately $2.03 billion and $1.95 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2006 are approximately $0.94 billion.

Fair Value Option for Financial Assets and Financial Liabilities

We adopted SFAS No. 159 as of January 1, 2007. SFAS No. 159 gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. We apply the fair value option to our investments that would otherwise be accounted under the equity method.

Derivatives

From time to time, our subsidiaries enter into derivative contracts, including (a) commodity price collar agreements entered into by our former Oil and Gas segment to reduce our exposure to price risk in the spot market for natural gas and oil (prior to the sale of our Oil and Gas segment to SandRidge in November 2006), and (b) purchased and written option contracts, swap contracts, futures contracts and forward contracts entered into by the Private Funds. We follow SFAS No. 133, which was amended by SFAS No. 138. These pronouncements established accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. Through December 31, 2007, we did not use hedge accounting and accordingly, all unrealized gains and losses are reflected in our consolidated statements of operations.

Trade, Notes and Other Receivables, Net

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

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

2. Summary of Significant Accounting Policies  - (continued)

Inventories, Net

Metals Inventories.  Inventories at our Metals segment are stated at the lower of cost or market. Cost is determined using the average cost method. The production and accounting process utilized by the Metals segment to record recycled metals inventory quantities relies on significant estimates. The Metals segment relies upon perpetual inventory records that utilize estimated recoveries and yields that are based upon historical trends and periodic tests for certain unprocessed metal commodities. Over time, these estimates are reasonably good indicators of what is ultimately produced; however, actual recoveries and yields can vary depending on product quality, moisture content and source of the unprocessed metal. To assist in validating the reasonableness of the estimates, the Metals segment performs periodic physical inventories. Physical inventories may detect significant variations in volume, but because of variations in product density and production processes utilized to manufacture the product, physical inventories will not generally detect smaller variations. To help mitigate this risk, the Metals segment adjusts its physical inventories when the volume of a commodity is low and a physical inventory can more accurately predict the remaining volume.

Inventories consisted of the following (in $000s):

	December 31,
	2007	2006
Ferrous	$39,078	$30,360
Non-ferrous	9,658	7,871
Secondary	23,546	20,207
	$72,282	$58,438

Home Fashion Inventories.  Inventories at our Home Fashion segment are stated at the lower of cost (first-in, first-out method) or market. The cost of manufactured goods includes material, labor and factory overhead. We maintain reserves for estimated excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. A portion of our inventories serves as collateral under West Point Home Inc.’s unused senior secured revolving credit facility.

Inventories consisted of the following (in $000s):

	December 31,
	2007	2006
Raw materials and supplies	$14,427	$32,059
Goods in process	46,483	83,592
Finished goods	133,031	108,832
	$193,941	$224,483

Total Inventories (in $000s):

	December 31,
	2007	2006
Metals segment	$72,282	$58,438
Home Fashion segment	193,941	224,483
	$266,223	$282,921

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

2. Summary of Significant Accounting Policies  - (continued)

Property, Plant and Equipment, Net

Land and construction-in-progress costs are stated at the lower of cost or net realizable value. Interest is capitalized on expenditures for long-term projects until a salable condition is reached. The interest capitalization rate is based on the interest rate on specific borrowings to fund the projects.

Buildings, furniture and equipment are stated at cost less accumulated depreciation unless declines in the values of the fixed assets are considered other than temporary, at which time the property is written down to net realizable value. Depreciation is principally computed using the straight-line method over the estimated useful lives of the particular property or equipment, as follows: buildings and improvements, four to 40 years; furniture, fixtures and equipment, one to 25 years. Leasehold improvements are amortized over the life of the lease or the life of the improvement, whichever is shorter.

Maintenance and repairs are charged to expense as incurred. The cost of additions and improvements is capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from our consolidated balance sheet, and any gain or loss is recognized in the year of disposal.

Real estate properties held for use or investment purposes, other than those accounted for under the financing method, are carried at cost less accumulated depreciation. Where declines in the values of the properties are determined to be other than temporary, the cost basis of the property is written down to net realizable value. A property is classified as held for sale at the time management determines that the criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) have been met. Properties held for sale are carried at the lower of cost or net realizable value. Such properties are no longer depreciated and their results of operations are included in discontinued operations. As a result of the reclassification of certain real estate to properties held for sale during fiscal 2007, income and expenses of such properties are reclassified to discontinued operations for all prior periods. If management determines that a property classified as held for sale no longer meets the criteria in SFAS No. 144, the property is reclassified as held for use.

Goodwill and Intangible Assets

We account for goodwill and intangibles in accordance with SFAS No 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Goodwill and intangible assets include trademarks and non-compete agreements acquired in acquisitions.

Accounting for the Impairment of Goodwill

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. Our evaluation of goodwill completed during fiscal 2007 resulted in no impairment losses.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

2. Summary of Significant Accounting Policies  - (continued)

Accounting for the Impairment of Intangibles

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires we make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During fiscal 2007, we recorded an impairment loss of $5.2 million related to our intangibles. We did not incur any impairment loss related to our intangibles in fiscal 2006 or fiscal 2005.

Accounting for the Impairment of Long-Lived Assets

We evaluate our long-lived assets in accordance with the application of SFAS No. 144. Accordingly, we evaluate the realizability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Inherent in the reviews of the carrying amounts of the above assets are various estimates, including the expected usage of the asset. Assets must be tested at the lowest level for which identifiable cash flows exist. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the operating properties.

Accounting for Asset Retirement Obligations

Effective January 1, 2003, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. Under SFAS No. 143, an asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount for the related long-lived asset which is depreciated over its useful life. In each subsequent period, the liability is adjusted to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. Our asset retirement obligations related to our oil and gas operating unit, which was sold to SandRidge in November 2006.

Allocation of Net Profits and Losses in Consolidated Affiliated Partnerships

Net investment income and net realized and unrealized gains and losses on investments of the Private Funds are allocated to both the respective general partner and the limited partners or shareholders of the Private Funds based on the ratio of their respective capital balances at the beginning of each allocation period to the total capital of all partners or shareholders of the Private Funds. Such allocations made to the limited partners or shareholders of the Private Funds are represented as non-controlling interests in our consolidated statements of operations. The beginning of an allocation period is defined as the beginning of each fiscal year, the date of admission of any new partner or shareholder of the Private Funds or the date of any additional subscription or redemption by a partner or shareholder of the Private Funds. Upon the allocation to partners based on their respective capital balances, generally 25% of the capital appreciation (both realized and unrealized) allocated to the Investment Funds’ limited partners or lesser amounts for certain limited partners are then reallocated to the Investment Funds’ General Partners. Such reallocation is referred to as the General Partners’ incentive allocation. The total profits and losses allocated to the respective General Partners of the Investment Funds are included in the net income of the consolidated Investment Management Entities (as either the Onshore GP or Offshore GP act as general partner to the Investment Funds) and are allocated in a manner consistent with the manner in which capital is allocated to the partners of the Investment Management Entities as further discussed below.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

2. Summary of Significant Accounting Policies  - (continued)

Partners’ Capital of the Investment Management Entities

The Investment Management Entities are each organized as a limited partnership formed pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. Limited partnership interests have been granted in the Investment Management Entities to allow certain employees and individuals to participate in a share of the management fees and incentive allocations earned by the Investment Management Entities. Prior to the completion of our acquisition of the Partnership Interests on August 8, 2007, all limited partnership admissions to the Investment Management Entities were determined by the respective general partner entity of the Investment Management Entities, each of which was principally owned by Mr. Icahn.

The Investment Management Entities, individually, intend to be treated as partnerships for federal income tax purposes, and as such shall maintain a capital account for each of their partners. Each limited partner will be allocated an amount of the management fees and incentive allocations subject to, and as determined by, the provisions of such limited partner’s agreements with each of the Investment Management Entities. Incentive allocations and management fees not allocated to the limited partners per their respective agreements are generally allocated to the general partners. Other partnership profits and losses of each of the Investment Management Entities will be allocated among the respective partners in each of the Investment Management Entities pro rata in accordance with their capital accounts (except in the case of New Icahn Management whose partnership profits and losses other than incentive allocations, management fees and net interest income are allocated entirely to the general partner.)

Income allocations to all partners in each of the Investment Management Entities, except the general partner entity and any limited partnership interests held directly by Mr. Icahn, are accounted for as compensation expense as more fully described in Note 13, “Compensation Arrangements.” All amounts allocated to these partners’ capital accounts and their respective capital contributions are included in accounts payable and accrued expenses and other liabilities on the consolidated balance sheets until those amounts are paid out in accordance with the terms of each respective partner’s agreement. Payments made to the respective general partner and any limited partnership interests held by Mr. Icahn are treated as equity distributions.

Income Taxes

Except as described below, no provision has been made for federal, state or local income taxes on the results of operations generated by partnership activities, as such taxes are the responsibility of the partners. Provision has been made for federal, state or local income taxes on the results of operations generated by our corporate subsidiaries and these are reflected within continuing and discontinued operations. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

2. Summary of Significant Accounting Policies  - (continued)

Deferred tax assets are limited to amounts considered to be realizable in future periods. A valuation allowance is recorded against deferred tax assets if management does not believe that we have met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Through December 31, 2007, New Icahn Management (and Icahn Management prior to the acquisition on August 8, 2007) was subject to a New York City Unincorporated Business tax (“UBT”), at a statutory rate of 4% on a portion of its income. UBT is accounted for under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). New Icahn Management accounts for these taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely to be recognized upon ultimate settlement with the taxing authority is recorded. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. See Note 16, “Income Taxes,” for additional information.

Compensation Arrangements

In December 2004, SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) was issued. This accounting standard eliminated the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. We have adopted SFAS No. 123R as of June 30, 2005.

The Investment Management Entities have entered into agreements with certain of their employees whereby these employees have been granted rights to participate in a portion of the management fees and incentive allocations earned by the Investment Management Entities, typically net of certain expenses and generally subject to various vesting provisions. These rights are accounted for as liabilities in accordance with SFAS No. 123R and remeasured at fair value each reporting period until settlement. See Note 13, “Compensation Arrangements,” for a further description of these arrangements.

Oil and Natural Gas Properties

In November 2006, we sold our oil and gas operating units to SandRidge. Therefore, as of December 31, 2007 and 2006, we have no capitalized costs relating to these operations. Prior to such sale, we utilized the full cost method of accounting for our crude oil and natural gas properties. Under the full cost method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of crude oil and natural gas reserves were capitalized and amortized on the units-of-production method based upon total proved reserves. The costs of unproven properties were excluded from the amortization calculation until the individual properties were evaluated and a determination made as to whether reserves existed. Conveyances of properties, including gains or losses on abandonment of properties, were treated as adjustments to the cost of crude oil and natural gas properties, with no gain or loss recognized. Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs and certain production related and ad-valorem taxes were deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation were held constant indefinitely, except for changes that were fixed and determinable by existing contracts. The net book value of oil and gas properties was compared to the ceiling limitation on a quarterly basis. We did not incur a ceiling write-down in fiscal 2006 and fiscal 2005.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

2. Summary of Significant Accounting Policies  - (continued)

Prior to the sale of our oil and natural gas properties, such properties were subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require us to remove or mitigate the environment effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Revenue and Expense Recognition

Investment Management Operations — The Investment Management Entities generate income from amounts earned pursuant to contractual arrangements with the Private Funds. Such amounts typically include an annual management fee of 2.5% of the net asset value of the fee-paying capital of certain Private Funds before a performance-based incentive allocation of 25% of capital appreciation (both realized and unrealized) earned by the Investment Funds subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). Such amounts have been (and may in the future be) modified or waived in certain circumstances. The Investment Management Entities and their affiliates may also earn income through their principal investments in the Private Funds.

At the end of each fiscal year of the Onshore Fund (or sooner upon the occurrence of withdrawals), 25% of the capital appreciation (based on realized and unrealized gains and losses), if any, that is allocated to each capital account of a fee-paying limited partner of the Onshore Fund (20% of the capital appreciation, if any, for certain limited partners) for such fiscal year is reallocated to the capital account of the Onshore GP subject to a loss carryforward provision as described in the Third Amended and Restated Limited Partnership Agreement of the Onshore Fund, dated as of January 1, 2006, as amended from time to time, and, since February 1, 2007, the Fourth Amended and Restated Limited Partnership Agreement.

At the end of each fiscal year of Offshore Master Funds and, at certain other times, 25% of the capital appreciation (based on realized and unrealized gains and losses), if any, that is allocated to each capital account of a fee-paying limited partner of Offshore Master Funds (20% in some cases) for such fiscal year is reallocated to the capital account of the Offshore GP subject to a loss carryforward provision as described in the limited partnership agreement of each Offshore Master Fund in effect at such time.

Prior to December 31, 2007, Icahn Management recognized management fee income in the period in which the related services were performed and in accordance with certain management agreements with each of (i) the Onshore Fund; (ii) the Offshore Funds and (iii) from May 1, 2006 through October 1, 2006, the Sterling Fund.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

2. Summary of Significant Accounting Policies  - (continued)

On January 1, 2008, (i) the management agreements between New Icahn Management and the Private Funds and the management fees payable thereunder were terminated and (ii) the partnership agreements of the Offshore Master Funds and the Onshore Fund were amended to provide that the General Partners will provide, or direct their affiliates to provide, the administrative and back office services to the Private Funds and in consideration thereof the General Partners will receive special profits interest allocations in the Onshore Fund and the Offshore Master Funds (as such term is defined in their respective limited partnership agreements). See Note 18, “Subsequent Events,” for further discussion.

The general partner incentive allocations earned from the Onshore Fund and Offshore Master Funds are accrued on a quarterly basis in accordance with Method 2 of EITF Topic D-96, Accounting for Management Fees Based on a Formula (“EITF Topic D-96”) and are allocated to the Onshore GP and the Offshore GP, respectively, at the end of the Onshore Fund’s and each Offshore Master Funds’ fiscal year (or sooner on redemptions). Such quarterly accruals may be reversed as a result of subsequent investment performance prior to the conclusion of the Onshore Fund’s and Offshore Master Funds’ fiscal year at December 31.

The incentive allocations earned by the Onshore GP and the Offshore GP from the Onshore Fund and Offshore Master Funds, respectively, and the management fees earned by New Icahn Management (and Icahn Management prior to August 8, 2007) from certain of the consolidated Private Funds, are eliminated in consolidation; however, the Investment Management Entities’ allocated share of the net income from the Private Funds includes the amount of these eliminated fees and allocations.

Metals — PSC Metals’ primary source of revenue is from the sale of processed ferrous and non-ferrous scrap metals. PSC Metals also generates revenues from secondary sales of plates and pipes, the brokering of scrap metals and from services performed. Revenues from processed ferrous and non-ferrous scrap metal and from secondary plate and pipe sales are recognized when title passes to the customer. Revenues relating to brokered sales are recognized upon receipt of the materials by the customer. Revenues from services are recognized as the service is performed. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are accrued against revenues as incurred.

Home Fashion — WPI records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed and determinable and collectibility is reasonably assured. Unless otherwise agreed in writing, title and risk of loss pass from WPI to the customer when WPI delivers the merchandise to the designated point of delivery, to the designated point of destination or to the designated carrier, free on board. Provisions for certain rebates, sales incentives, product returns and discounts to customers are recorded in the same period the related revenue is recorded.

Customer incentives are provided to major WPI customers. These incentives begin to accrue when a commitment has been made to the customer and are recorded as a reduction to sales.

Gaming — As previously discussed, in November 2006, we divested our Atlantic City gaming properties. In addition, on April 22, 2007, we entered into an agreement to sell all of the issued and outstanding membership interests of ACEP, which comprise all of our remaining gaming properties. As discussed above, the financial position and results of operations of our gaming operations are presented as discontinued operations in our consolidated financial statements. We consummated the sale on February 20, 2008. See Note 18, “Subsequent Events,” for additional information.

Our former Gaming segment revenue consists of casino, hotel and restaurant revenues. We recognize revenues in accordance with industry practice. Casino revenue is the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Gross revenues include the estimated retail value of hotel rooms, food and beverage and other items that are provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances. The costs of such complimentary revenues are included in gaming expenses. Hotel and restaurant revenue is recognized when services are performed.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

2. Summary of Significant Accounting Policies  - (continued)

We also reward our customers, through the use of loyalty programs with points based on amounts wagered, that can be redeemed for a specified period of time for cash. We deduct the cash incentive amounts from casino revenue.

Real Estate — Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We follow the guidelines for profit recognition set forth by SFAS No. 66, Accounting for Sales of Real Estate .

Substantially all of the property comprising our net lease portfolio is leased to others under long-term net leases and we account for these leases in accordance with the provisions of SFAS No. 13, Accounting for Leases , as amended. This statement sets forth specific criteria for determining whether a lease is to be accounted for as a financing lease or an operating lease. Under the financing method, minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease. Unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Under the operating method, revenue is recognized as rentals become due, and expenses (including depreciation) are charged to operations as incurred.

General Partnership Interest of Icahn Enterprises Holdings

The general partner’s capital account generally consists of its cumulative share of our net income less cash distributions plus capital contributions. Additionally, in acquisitions of common control companies accounted for at historical cost similar to a pooling of interests, the general partner’s capital account would be charged or credited in a manner similar to a distribution for the excess (or deficit) of the fair value of consideration paid over historical basis in the business acquired.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

2. Summary of Significant Accounting Policies  - (continued)

Capital Accounts, as defined under our Amended and Restated Agreement of Limited Partnership dated as of May 12, 1987, as amended from time to time (together with the partnership agreement of Icahn Enterprises Holdings, the “Partnership Agreement”), are maintained for our general partner and our limited partner. The capital account provisions of our Partnership Agreement incorporate principles established for U.S. federal income tax purposes and are not comparable to the equity accounts reflected under U.S. GAAP, in our consolidated financial statements.

Generally, net earnings for U.S. federal income tax purposes are allocated 1.0% and 99.0% between the general partner and the limited partner, respectively, in the same proportion as aggregate cash distributions made to the general partner and the limited partner during the period. This is generally consistent with the manner of allocating net income under our Partnership Agreement; however, it is not comparable to the allocation of net income reflected in our consolidated financial statements. Additionally, as discussed below, we elected to change the allocation of gains or losses on disposition of common control acquisitions accounted for as a pooling of interests.

Pursuant to the Partnership Agreement, in the event of our dissolution, after satisfying our liabilities, our remaining assets would be divided among our limited partner and the general partner in accordance with their respective percentage interests under the Partnership Agreement (i.e., 99.0% to the limited partners and 1.0% to the general partner). If a deficit balance still remains in the general partner’s capital account after all allocations are made between the partners, the general partner would not be required to make whole any such deficit.

Change in Accounting Principle — Method of Allocating Gains and Losses Related to Dispositions of Common Control Acquisitions

In the third quarter of fiscal 2007, we elected to change our method of allocating gains and losses for financial reporting purposes related to dispositions of common control entities accounted for on an as-if pooling basis when acquired. Both the historical method and the new method are acceptable alternative principles under U.S. GAAP. The new method of allocating gains and losses from dispositions to third parties of common control acquisitions for financial reporting purposes would not affect the amounts distributable to the partners in accordance with their respective percentage interests under the Partnership Agreement (i.e., 99.0% to the limited partner and 1.0% to the general partner). This change in accounting principle was applied retrospectively in accordance with the provisions of SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.

When we acquire an entity under common control, we will continue to reflect the acquired entity in a manner similar to a pooling of interests, as we have in the past. We will also continue to charge or credit the general partner’s capital account with the difference between the consideration we pay for the entity and the predecessor basis prior to our acquisition.

Historically, upon later sale of the entity to a third party, the entire gain or loss was allocated between the general partner and the limited partner in accordance with their respective percentage interests under the Partnership Agreement (i.e., 99.0% to the limited partners and 1.0% to the general partner).

The newly adopted accounting principle only affects transactions involving the sale of a previously acquired common control entity. The newly adopted accounting principle allocates gain or loss for financial reporting purposes by first restoring the general partner’s capital account for the cumulative charges or credits relating to prior periods recorded at the time of our acquisition and then allocating the remaining gain or loss among the general and limited partners in accordance with their respective percentage interests under the Partnership Agreement (i.e., 99.0% to the limited partner and 1.0% to the general partner).

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

2. Summary of Significant Accounting Policies  - (continued)

The impact of this change in accounting principle only affects the financial statements for fiscal 2006, related to the gains on sale of our former Oil and Gas segment as well as the Atlantic City operations from our former Gaming segment which occurred in the quarter ended December 31, 2006, or the fourth quarter of fiscal 2006. The following information details the financial statement line items for fiscal 2006 that were affected by the change in accounting principle, which includes amounts from the common control acquisition of the Partnership Interests made on August 8, 2007 as more fully described in Note 1, “Description of Business and Basis of Presentation,” and Note 3, “Acquisitions.” Net earnings attributable to limited partners decreased from $795.4 million to $518.1 million while net earnings attributable to the general partner increased from $318.4 million to $595.7 million. Total net earnings did not change. Total partners’ equity, which is 99.0% attributable to the limited partners pursuant to the Partnership Agreement, did not change.

Environmental Liability

PSC Metals accrues environmental remediation costs associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated. Such accruals are based on currently available information, existing technology and enacted laws and regulations. The liability for environmental and closure costs is included in the consolidated balance sheet under accrued environmental costs. PSC Metals accounts for its environmental remediation costs in accordance with AICPA Statement of Position 96-1, Environmental Remediation Liabilities.

Sales of Subsidiary Stock

SEC Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary (“SAB 51”), provides guidance on accounting for the effect of issuances on a subsidiary’s stock on the parent’s investment in that subsidiary. SAB 51 allows registrants to elect an accounting policy of recording such increases or decreases in a parent’s investment (SAB 51 credits or charges, respectively) as either a gain or loss in the statement of operations or reflected as an equity transaction. In accordance with the election provided in SAB 51, we adopted a policy of recording such SAB 51 credits or charges directly to partners’ equity. As further discussed in Note 11, “Non-Controlling Interests,” during the quarter ended June 30, 2007, we recognized certain SAB 51 charges to partners’ equity of approximately $6.1 million related to our investment in Atlantic Coast under our adopted policy.

Recently Issued Accounting Pronouncements

FSP No. SOP 07-1-1.  In February 2008, the FASB issued FSP No. SOP 07-1-1, Effective Date of AICPA Statement of Position 07-1 (“FSP No. SOP 07-1-1”). FSP No. 07-1-1 amends SOP 07-1 by delaying indefinitely the effective date of the SOP 07-1 and prohibits the adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before the issuance of FSP No. 07-1-1. An entity that early adopts SOP 07-1 before the issuance of FSP No. 07-1-1 would be permitted but not required to continue to apply the provisions of the SOP 07-1. An entity that did not early adopt SOP 07-1 would not be permitted to adopt it. Because we early adopted SOP 07-1 before the issuance of FSP 07-1-1, we are permitted to continue to apply the provisions of SOP 07-1.

SFAS No. 141(R).  In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. Additionally, SFAS No. 141(R) also requires that acquisition related costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141(R) is not permitted. We are currently evaluating the impact that SFAS No. 141(R) will have on our consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

2. Summary of Significant Accounting Policies  - (continued)

SFAS No 160 . In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years after December 15, 2008. Early adoption of SFAS No. 160 is not permitted. We are currently evaluating the impact that SFAS No. 160 will have on our consolidated financial statements.

3. Acquisitions

a. Acquisition of PSC Metals

On November 5, 2007, we acquired, through a subsidiary, all of the issued and outstanding capital stock of PSC Metals from Philip. PSC Metals is engaged in transporting, recycling and processing metals. The consideration for the transaction was $335 million in cash.

Mr. Icahn indirectly owned a 95.6% interest and we indirectly owned the remaining 4.4% interest in Philip. The transaction was approved by a special committee of independent members of our board of directors. The special committee was advised by its own legal counsel and independent financial adviser with respect to the transaction. The special committee received an opinion from its financial adviser as to the fairness to us, from a financial point of view, of the consideration paid by us.

b. Acquisition of Investment Management Business

On August 8, 2007, Icahn Enterprises entered into the Contribution Agreement with the Contributors and Carl C. Icahn. Pursuant to the Contribution Agreement, we acquired general partnership interests in the General Partners, acting as general partners of the Onshore Fund and the Offshore Master Funds, and acquired the general partnership interests in New Icahn Management. These entities provide investment advisory and certain management services to the Private Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available.

The transaction was approved by a special committee of independent members of our board of directors. The special committee was advised by its own legal counsel and independent financial adviser with respect to the transaction. The special committee received an opinion from its financial adviser as to the fairness to us, from a financial point of view, of the consideration paid by us.

Icahn Enterprises entered into a Contribution and Exchange Agreement (the “Contribution Agreement”), dated as of August 8, 2007, with CCI Offshore Corp. (“CCI Offshore”), CCI Onshore Corp. (“CCI Onshore”), Icahn Management LP, a Delaware limited partnership (“Icahn Management” and, together with CCI Offshore and CCI Onshore, collectively referred to herein as the “Contributors”), and Carl C. Icahn. Pursuant to the Contribution Agreement, we acquired general partnership interests in the Onshore GP and Icahn Offshore LP (the “Offshore GP” and, together with the Onshore GP, the “General Partners”), acting as general partners of the Onshore Fund and the Offshore Master Funds (as defined below) managed and controlled by Mr. Icahn. As referred to herein, the “Offshore Master Funds” consist of (i) Offshore Master Fund I; (ii) Offshore Master Fund II; and (iii) Offshore Master Fund III. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.”

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

3. Acquisitions  - (continued)

The Offshore GP also acts as general partner of certain funds formed as Cayman Islands exempted limited partnerships that invest in the Offshore Master Funds. These funds, together with other funds that also invest in the Offshore Master Funds, constitute the “Feeder Funds” and, together with the Investment Funds, are referred to herein as the “Private Funds.” Icahn Enterprises’ also acquired the general partnership interests in New Icahn Management, a Delaware limited partnership, which is a newly formed management company that provides certain management and administrative services to the Private Funds.

The total initial consideration paid for the acquisition was $810 million of Icahn Enterprises’ depositary units based on the volume-weighted average price of our depositary units on the NYSE for the 20-trading-day period ending on August 7, 2007 (the day before the closing). In addition, Icahn Enterprises’  has agreed to make certain earn-out payments to the Contributors over a five-year period payable in additional depositary units based on our after-tax earnings from the General Partners and New Icahn Management subsequent to the acquisition, which includes both management fees and performance-based incentive allocations paid by the Private Funds to New Icahn Management and the General Partners. There is a potential maximum aggregate earn-out (including any catch-up) of $1.121 billion of Icahn Enterprises’ depositary units, which is subject to achieving total after-tax earnings during the five-year period of at least $3.906 billion.

Prior to the acquisition of the Partnership Interests on August 8, 2007, CCI Offshore was the general partner of the Offshore GP, which, in turn, is the general partner of the Offshore Master Funds, each of which is a Cayman Islands exempted limited partnership. Offshore Master Fund I commenced investment operations on November 1, 2004 and each of Offshore Master Fund II and Offshore Master Fund III commenced operations in fiscal 2007. In addition, CCI Onshore was the general partner of the Onshore GP, which, in turn, is the general partner of the Onshore Fund, which is a Delaware limited partnership that commenced investment operations on November 1, 2004.

CCI Offshore contributed to us 100% of CCI Offshore’s general partnership interests in the Offshore GP (the “Offshore Partnership Interests”) and CCI Onshore contributed to us 100% of CCI Onshore’s general partnership interests in the Onshore GP (the “Onshore Partnership Interests”). The General Partners’ capital account with respect to the Offshore Partnership Interests and the Onshore Partnership Interests at the time of our acquisition aggregated $10 million.

Immediately prior to the execution and delivery of the Contribution Agreement, Icahn Management and New Icahn Management entered into an agreement pursuant to which Icahn Management contributed substantially all of its assets and liabilities, other than certain rights in respect of deferred management fees, to New Icahn Management in exchange for 100% of the general partnership interests in New Icahn Management. Such contribution included the assignment of the management agreements with the Private Funds. Pursuant to the Contribution Agreement, Icahn Management contributed to us 100% of Icahn Management’s general partnership interests in New Icahn Management (the “New Icahn Management Partnership Interests” and, together with the Onshore Partnership Interests and the Offshore Partnership Interests, referred to herein as the “Partnership Interests”).

Prior to the formation of New Icahn Management, Icahn Management provided management and administrative services to the Private Funds. New Icahn Management provided management and administrative services to the Private Funds from August 8, 2007.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

3. Acquisitions  - (continued)

On January 1, 2008, (i) the management agreements and the management fees payable thereunder were terminated and (ii) the partnership agreements of the Offshore Master Funds and the Onshore Fund were amended to provide that the General Partners will provide, or direct their affiliates to provide, the administrative and back office services to the Private Funds and in consideration thereof the General Partners will receive special profits interest allocations in the Onshore Fund and the Offshore Master Funds (as such term is defined in their respective limited partnership agreements). See Note 18, “Subsequent Events,” for additional information.

The consolidated Private Funds and the Investment Management Entities are considered entities under common control with us. Accordingly, the accompanying consolidated financial statements and footnotes include the net assets and results of operations of the consolidated Private Funds and the Investment Management Entities during the period of common control, commencing November 1, 2004. See Note 2, “Summary of Significant Accounting Policies,” for a discussion on principles of consolidation.

c. Acquisition of WPI

On August 8, 2005, we acquired 13.2 million, or 67.7%, of the 19.5 million outstanding common shares of WPI. In consideration for the shares, we paid $219.9 million in cash and received the balance in respect of a portion of the debt of WPS owned by us. Pursuant to the asset purchase agreement between WPI and WPS, rights to subscribe for an additional 10.5 million shares of common stock at a price of $8.772 per share, or the rights offering, were allocated among former creditors of WPS. Under the asset purchase agreement and the bankruptcy court order approving the sale, we would have received rights to subscribe for 2.5 million of such shares and we agreed to purchase up to an additional 8.0 million shares of common stock to the extent that any rights were not exercised by the holders of such rights. Accordingly, upon completion of the rights offering and depending upon the extent to which the other holders exercise certain subscription rights, we would beneficially own between 15.7 million and 23.7 million shares of WPI common stock representing between 52.3% and 79.0% of the 30.0 million shares that would then be outstanding.

On December 20, 2006, we acquired (1) 1,000,000 shares of Series A-1 Preferred Stock for a purchase price of $100 per share, for an aggregate purchase price of $100.0 million, and (2) 1,000,000 shares of Series A-2 Preferred Stock for a purchase price of $100.0 per share, for an aggregate purchase price of $100.0 million. Each of the Series A-1 Preferred Stock and Series A-2 Preferred Stock have a 4.50% annual dividend rate which is paid quarterly. For the first two years after issuance, the dividends are paid in the form of additional preferred stock. Thereafter, the dividends are to be paid in either cash or in additional preferred stock at the option of WPI. Each of Series A-1 Preferred Stock and Series A-2 Preferred Stock is convertible into common shares of WPI at a rate of $10.50 per share, subject to certain anti-dilution provisions, provided, however, that under certain circumstances, $92.1 million of the Series A-2 Preferred Stock may be converted at a rate of $8.772 per share. Assuming full conversion of both series of preferred stock into common shares, prior to completion of the rights offering, we would have owned, as of December 31, 2007, 33.1 million shares, representing 84.0% of the 39.4 million shares that would then have been outstanding. Assuming the rights offering were to have been completed as of December 31, 2007, we would have owned between 33.6 million shares, or 70.1% and 34.9 million shares, or 84.7% of the 47.9 million shares or 41.2 million shares of WPI common stock, respectively, that would be outstanding depending upon the extent to which the other shareholders exercised their subscription rights.

As discussed in Note 17, “Commitments and Contingencies,” legal proceedings with respect to the acquisition are ongoing.

4. Operating Units

Through the second quarter of 2006, we conducted our continuing operating businesses in four principal areas: Oil and Gas, Gaming, Real Estate and Home Fashion. As described herein, in November 2006, we sold our Oil and Gas and our Atlantic City Gaming operations. In addition, on April 22, 2007, we entered into an agreement to sell our remaining Gaming operations. We consummated the sale on February 20, 2008. See Note 18, “Subsequent Events,” for additional information. As a result, our former Oil and Gas and Gaming businesses are now classified as discontinued operations and thus are not considered part of our continuing operations. As discussed herein, on August 8, 2007, we acquired the Partnership Interests, and on November 5, 2007 we acquired PSC Metals. We now conduct our operating businesses in four principal areas: Investment Management, Metals, Real Estate and Home Fashion. See Note 15, “Segment Reporting,” for additional information concerning our segments.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

4. Operating Units  - (continued)

a. Investment Management Operations

The Investment Management Entities provide investment advisory and certain management services to the Private Funds, but do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. The Investment Management Entities receive management fees and incentive allocations from the Private Funds. Management fees are generally 2.5% of the net asset value of the fee-paying capital of certain Private Funds. Incentive allocations, which are primarily earned on an annual basis, are generally 25% of the net profits generated by the Private Funds. Therefore, our Investment Management operations’ revenues will be affected by the combination of fee-paying capital under management (“AUM”) and the investment performance of the Private Funds.

Summary financial information for our Investment Management operations as of December 31, 2007 and 2006 included in our consolidated balance sheets, are as follows (in $000s):

	December 31,
	2007	2006
Cash and cash equivalents	$26,027	$4,822
Cash held at consolidated affiliated partnerships and restricted cash	1,104,748	1,106,809
Securities owned, at fair value	5,920,209	2,757,229
Unrealized gains on derivative contracts, at fair value	110,181	80,216
Due from brokers	847,891	838,620
Other assets	40,831	27,460
Total assets	$8,049,887	$4,815,156
Accounts payable, accrued expenses and other liabilities	$116,990	$59,286
Deferred management fee payable to related party	143,972	—
Subscriptions received in advance	144,838	66,030
Payable for purchases of securities	46,055	11,687
Securities sold, not yet purchased, at fair value	206,128	691,286
Unrealized losses on derivative contracts, at fair value	15,726	1,770
Total liabilities	$673,709	$830,059
Non-controlling interests	$6,594,014	$3,628,470

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

4. Operating Units  - (continued)

Summarized consolidated income statement information for our Investment Management operations for the years ended December 31, 2007, 2006 and 2005 is as follows (in $000s):

	Year Ended December 31,
	2007	2006	2005
Revenues:
Management fees from related parties	$10,617	$—	$—
Consolidated affiliated partnerships:
Realized gains — securities	616,003	805,122	110,481
Unrealized gains (losses) — securities	(231,473)	158,206	182,006
Realized gains (losses) — derivative contracts	11,070	(20,357)	21,481
Unrealized gains (losses) — derivative contracts	(40,727)	87,769	(8,528)
Interest, dividends and other income	222,012	73,218	47,268
Other income	752	345	168
	588,254	1,104,303	352,876
Costs and expenses:
Compensation	37,107	29,732	12,929
Shareholder actions	4,105	4,952	3,185
General and administrative	5,612	2,945	1,979
Consolidated affiliated partnerships:
Interest expense	14,521	9,901	43
Dividend expense	6,260	6,256	2,149
Financing expense	23,794	13,853	—
Other investment expenses	4,330	8,260	1,701
Other expenses	4,058	3,836	4,064
	99,787	79,735	26,050
Income before taxes and non-controlling interests in income	488,467	1,024,568	326,826
Non-controlling interests in income	(313,982)	(763,137)	(241,361)
Income tax expense	(4,311)	(1,763)	(890)
Net earnings	$170,174	$259,668	$84,575

The General Partners’ incentive allocations earned from the Onshore Fund and Offshore Master Funds are accrued on a quarterly basis in accordance with Method 2 of EITF Topic D-96 and are allocated to the Onshore GP and Offshore GP, respectively, at the end of the Onshore Fund’s and each Offshore Master Fund’s fiscal year (or sooner on redemptions). Such quarterly accruals may be reversed as a result of subsequent investment performance prior to the conclusion of the Onshore Fund’s and each Offshore Master Fund’s fiscal year. The management fees earned by Icahn Management (and by New Icahn Management subsequent to the acquisition on August 8, 2007 through December 31, 2007) are calculated based on the net asset values of the fee-paying capital of certain Private Funds and are earned and paid quarterly.

The table below reflects changes to the Private Funds’ AUM for fiscal 2007, fiscal 2006 and fiscal 2005. Amounts presented are net of management fees and accrued incentive allocations and include deferred balances and amounts invested by us and certain other affiliated parties for which we are charged no management fees and pay no incentive allocations for the periods presented. Accordingly, the amounts presented below are not the amounts used to calculate management fees for the respective periods.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

4. Operating Units  - (continued)

	December 31,
	2007	2006	2005
Balance, beginning of period	$4,019,993	$2,646,652	$1,166,578
Net in-flows	3,005,084	332,173	1,150,158
Appreciation	485,593	1,041,168	329,916
Balance, end of period	$7,510,670	$4,019,993	$2,646,652
Fee-paying AUM	$5,049,767	$3,193,415	$2,136,354

For fiscal 2007, fiscal 2006 and fiscal 2005 the amount of gross management fees and incentive allocations earned and allocated before related eliminations for the periods stated is as follows (in $000s):

	Year Ended December 31,
	2007	2006	2005
Management Fees:
Onshore Fund	$35,035	$21,018	$15,029
Offshore Funds	82,342	61,397	29,172
Unconsolidated Offshore Funds	10,617	—	—
Total	$127,994	$82,415	$44,201
Incentive Allocations:
Onshore Fund	$22,814	$68,867	$21,836
Offshore Master Funds	48,515	121,611	35,466
Total	$71,329	$190,478	$57,302

b. Metals

We conduct our Metals operations through our 100% ownership in PSC Metals. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms, and supplies the recycled metals to its customers including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. PSC Metals’ ferrous products include shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), cast furnace iron and broken furnace iron. PSC Metals also processes non-ferrous metals including aluminum, copper, brass, stainless steel and nickel-bearing metals. Non-ferrous products are a significant raw material in the production of aluminum and copper alloys used in manufacturing. PSC Metals also operates a secondary products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

4. Operating Units  - (continued)

Summary financial information for the Metals operations as of December 31, 2007 and 2006, included in the consolidated balance sheets are as follows (in $000s):

	December 31,
	2007	2006
Cash and cash equivalents	$20,215	$22,332
Investments	7,299	5,543
Accounts receivable, net of allowance for doubtful accounts	77,281	55,308
Inventories, net	72,282	58,438
Property, plant and equipment, net	83,398	50,917
Other assets	62,196	27,529
Total assets	$322,671	$220,067
Accounts payable, accrued expenses and other liabilities	$36,707	$32,768
Long-term debt and capital lease obligations	3,223	2,259
Accrued enivornmental costs	24,296	19,861
Total liabilities	$64,226	$54,888

Summarized consolidated income statement information for our Metals operations for fiscal 2007, fiscal 2006 and fiscal 2005 included in the consolidated statements of operations is as follows (in $000s):

	Year Ended December 31,
	2007	2006	2005
Net sales	$834,106	$710,054	$600,989
Expenses:
Cost of sales	777,955	652,090	555,311
Selling, general and administrative expenses	18,218	15,028	14,525
Total expenses	796,173	667,118	569,836
Income from continuing operations before interest, income taxes and non-controlling interests in income	$37,933	$42,936	$31,153

The following is a breakdown of depreciation expense for the periods indicated in ($000s):

	Year Ended December 31,
	2007	2006	2005
Depreciation expense included in cost of sales	$9,447	$6,553	$3,847
Depreciation expense included in selling, general and administrative expenses	259	263	250
Total depreciation expense	$9,706	$6,816	$4,097

During fiscal 2007, PSC Metals completed the acquisitions of substantially all of the assets of three scrap metal recyclers. The aggregate purchase price for the acquisitions was approximately $47.7 million, the most significant of which was approximately $40 million relating to the September 2007 acquisition of substantially all of the assets of WIMCO Operating Company, Inc., a full service scrap metal recycler located in Ohio. Approximately $15.1 million of goodwill was recorded in fiscal 2007 relating to these acquisitions, which is based on a preliminary allocation of the purchase price based on the fair value of the assets and liabilities acquired. The results of operations for yards acquired are reflected in the consolidated results of PSC Metals from the dates of acquisition. If the acquisitions had occurred at the beginning of fiscal 2007 or fiscal 2006, our consolidated unaudited pro forma net revenue, net income and diluted earnings per share for fiscal 2007 or fiscal 2006 would not have been materially different than the amounts we reported, and, therefore, pro forma results are not presented.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

4. Operating Units  - (continued)

c. Real Estate

For fiscal 2007, fiscal 2006 and fiscal 2005, our Real Estate operations consisted of rental real estate, property development and associated resort activities. As of December 31, 2007, our three related operating units of our Real Estate segment are all individually immaterial and have been aggregated.

Summarized income statement information attributable to our continuing Real Estate operations for the periods indicated included in the consolidated statements of operations is as follows (in $000s):

	Year Ended December 31,
	2007	2006	2005
Revenues:
Rental real estate	$12,298	$13,528	$13,000
Property development	60,796	90,955	58,270
Resort activities	29,828	28,127	27,122
Total revenues	102,922	132,610	98,392
Expenses:
Rental real estate	5,190	4,622	4,065
Property development	57,488	73,041	48,679
Resort operations	29,215	28,162	28,852
Total expenses	91,893	105,825	81,596
Income from continuing operations before interest, income taxes and non-controlling interests in income	$11,029	$26,785	$16,796

The Real Estate operations compares the carrying value of its real estate portfolio, which includes commercial property for rent and residential property for current and future development, to its estimated realizable value to determine if its carrying costs will be recovered. In cases where the Real Estate operations does not expect to recover its carrying cost, an impairment charge is recorded as an expense and a reduction in the carrying cost of the asset.

For fiscal 2007, fiscal 2006 and fiscal 2005, the Real Estate operations recorded impairment charges of $3.9 million, $0.4 million and $0.2 million, respectively. In fiscal 2007, impairment charges of $2.5 million related to development properties and $1.4 million related to rental properties. In fiscal 2006 and fiscal 2005, the impairment charges were recorded against the rental properties.

In developing its assumptions as to realizable value the Real Estate operations consider current and future house prices, construction and carrying costs and sales absorptions for its residential inventory and current and future rental rates for its commercial properties.

Rental Real Estate

As of December 31, 2007, we owned 32 rental real estate properties. These primarily consist of fee and leasehold interests in real estate in 16 states. Most of these properties are net-leased to single corporate tenants. Approximately 88% of these properties are currently net-leased, 3% are operating properties and 9% are vacant.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

4. Operating Units  - (continued)

Property Development and Associated Resort Activities

Our property development operations are run primarily through Bayswater, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family houses, multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 400 and 900 units of residential housing, respectively. Both developments operate golf and resort activities as well. We are also completing residential communities in Naples, Florida and Westchester County, New York.

The following is a consolidated summary of our Real Estate operating unit property and equipment as of December 31, 2007 and 2006, included in the consolidated balance sheets (in $000s):

	December 31,
	2007	2006
Rental properties	$96,020	$112,505
Property development	107,036	126,537
Resort properties	43,823	44,932
Total real estate	$246,879	$283,974

The following is a summary of the anticipated future receipts of the minimum lease payments receivable under the financing and operating method at December 31, 2007 (in $000s):

Year	Amount
2008	$19,211
2009	18,108
2010	14,396
2011	13,848
2012	13,343
Thereafter	48,060
$126,966

At December 31, 2007 and 2006, $80.0 million and $83.3 million, respectively, of the net investment in financing leases and net real estate leased to others was pledged to collateralize the payment of nonrecourse mortgages payable.

d. Home Fashion

Operations

We conduct our Home Fashion operations through our majority ownership in WPI, a manufacturer and distributor of home fashion consumer products. WPI is engaged in the business of manufacturing, sourcing, marketing and distributing bed and bath home fashion products including, among others, sheets, pillowcases, comforters, blankets, bedspreads, pillows, mattress pads, towels and related products. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPI receives a small portion of its revenues through the licensing of its trademarks. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its 30 retail outlet stores. Therefore, the portion of the business related to the stores’ retail operations has been classified for all years presented as discontinued operations.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

4. Operating Units  - (continued)

The following are summary balance sheets for our Home Fashion operating segment as of December 31, 2007 and 2006 as included in the consolidated balance sheets (in $000s):

	December 31,
	2007	2006
Cash and cash equivalents	$135,667	$178,464
Restricted cash	1,827	3,312
Trade receivables, net	93,085	128,033
Inventories, net	193,941	224,483
Assets held for sale	13,587	44,857
Property, plant and equipment, net	183,027	200,383
Other assets	44,665	50,306
Total assets	$665,799	$829,838
Accounts payable, accrued expenses and other liabilities	$96,267	$99,989
Debt	9,243	10,600
Total liabilities	$105,510	$110,589
Non-controlling interests	$116,496	$178,843

Summarized statements of operations for fiscal 2007, fiscal 2006 and for the period from August 8, 2005 (acquisition date) to December 31, 2005 is as follows (in $000s):

	Year Ended December 31, 2007	Year Ended December 31, 2006	August 8, 2005 to December 31, 2005
Net sales	$683,670	$890,840	$441,771
Expenses:
Cost of sales	681,281	857,947	401,576
Selling, general and administrative expenses	111,557	130,622	58,881
Restructuring and impairment charges	49,345	45,647	1,658
Total expenses	842,183	1,034,216	462,115
Loss from continuing operations before interest, income taxes and non-controlling interests in income	$(158,513)	$(143,376)	$(20,344)

A relatively small number of customers have historically accounted for a significant portion of WPI’s net revenue. For fiscal 2007, fiscal 2006, and for the period commencing August 8, 2005 to December 31, 2005, sales to six customers amounted to approximately 51% of net revenues. One customer accounted for 15% or more of WPI’s net revenue in all three periods.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

4. Operating Units  - (continued)

The following is a breakdown of depreciation expense for the periods indicated in ($000s):

	Year Ended December 31, 2007	Year Ended December 31, 2006	August 8, 2005 to December 31, 2005
Depreciation expense included in cost of sales	$11,337	$25,484	$16,041
Depreciation expense included in selling, general and administrative expenses	2,922	5,240	2,940
Total depreciation expenses	$14,259	$30,724	$18,981

Total expenses for fiscal 2007 included $24.8 million of non-cash fixed asset and other impairment charges related to the plants that have been or will be closed and $19.3 million of restructuring charges (of which $3.6 million relates to severance costs and $15.7 million relates to continuing costs of closed plants). Additionally, WPI reduced the carrying value of the trademarks and recorded intangible asset impairment charges of $5.2 million.

Impairment and restructuring charges for fiscal 2007 and fiscal 2006 are included in Home Fashion operating expenses in the accompanying consolidated statements of operations.

To improve WPI’s competitive position, we intend to continue to significantly reduce our cost of goods sold by restructuring our operations in the plants located in the United States, increasing production within our non-U.S. facilities and joint venture operation and sourcing goods from lower cost overseas facilities. We have incurred impairment charges to write-down the value of WPI plants taken out of service to their estimated liquidation value. As of December 31, 2007, approximately $183.4 million of WPI’s assets are located outside of the United States, primarily in Bahrain.

Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs. The amount of accrued restructuring costs at December 31, 2006 was $1.2 million. During fiscal 2007, we incurred additional restructuring costs of $19.3 million, of which $19.7 million was paid during the period. As of December 31, 2007, the accrued liability balance was $0.8 million which is included in accounts payable and accrued expenses in our consolidated balance sheet.

Total cumulative impairment and restructuring charges for the period from August 8, 2005 (acquisition date), through December 31, 2007 were $96.6 million.

We expect that restructuring charges will continue to be incurred throughout fiscal 2008. As of December 31, 2007, WPI expects to incur additional restructuring costs and impairment charges for fiscal 2008 relating to the current restructuring plan of between $17.0 million and $20.0 million primarily related to the continuing costs of our closed facilities. Restructuring costs could be affected by, among other things, our decision to accelerate or delay restructuring efforts. As a result, actual costs incurred could vary materially from these amounts.

5. Discontinued Operations and Assets Held for Sale

Results of Discontinued Operations and Assets and Liabilities Held for Sale

The financial position and results of our operations described below are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with SFAS No. 144.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

5. Discontinued Operations and Assets Held for Sale  - (continued)

A summary of the results of operations for our discontinued operations for fiscal 2007, fiscal 2006 and fiscal 2005 is as follows (in $000s):

	Year Ended December 31,
	2007	2006	2005
Revenues:
Oil and Gas	$—	$353,539	$198,854
Gaming	444,208	524,077	490,321
Real Estate	6,064	7,108	8,847
Home Fashion - retail stores	47,398	66,816	30,910
Total revenues	$497,670	$951,540	$728,932
Income (loss) from discontinued operations:
Oil and Gas	$—	$183,281	$37,521
Gaming	99,945	45,624	60,179
Real Estate	4,800	5,300	5,170
Home Fashion - retail stores	(20,003)	(7,261)	(2,085)
Total income from discontinued operations before income taxes, interest and other income	84,742	226,944	100,785
Interest expense	(21,634)	(47,567)	(32,851)
Interest and other income	20,710	13,004	7,539
Impairment loss on GBH bankruptcy	—	—	(52,366)
Income from discontinued operations before income taxes and non-controlling interests in income	83,818	192,381	23,107
Income tax expense	(18,677)	(17,119)	(19,711)
	65,141	175,262	3,396
Non-controlling interest in (income) loss	5,108	(53,165)	4,356
Gain on sales of discontinued operations, net of income tax expense	20,798	676,444	21,849
Income from discontinued operations	$91,047	$798,541	$29,601

Interest and other income for fiscal 2007 includes approximately $8.3 million relating to a real estate tax refund received by Atlantic Coast and approximately $10.1 million representing the net gain on settlement of litigation relating to GB Holdings.

The gain on sales of discontinued operations for fiscal 2007 includes approximately $12.4 million of gain on sales of real estate and $9.3 million relating to working capital adjustment to the gain recorded on the sale of Oil and Gas business in November 2006. In accordance with SFAS No. 144, we ceased depreciation on fixed assets of ACEP commencing in the second quarter of 2007. The amount of the depreciation and amortization not expensed by us was approximately $27.4 million for fiscal 2007.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

5. Discontinued Operations and Assets Held for Sale  - (continued)

Assets and Liabilities of Discontinued Operations

A summary of assets of discontinued operations held for sale and liabilities of discontinued operations held for sale as of December 31, 2007 and 2006 is as follows (in $000s):

	December 31,
	2007	2006
Cash and cash equivalents	$107,265	$54,912
Trade, notes and other receivables	5,615	6,752
Property, plant and equipment	478,972	470,218
Other assets	60,248	89,092
Assets of discontinued operations held for sale	$652,100	$620,974
Accounts payable and accrued expenses	$49,013	$54,267
Long-term debt	270,209	271,417
Other liabilities	11,002	5,993
Liabilities of discontinued operations held for sale	$330,224	$331,677

Gaming Operations

On May 19, 2006, our wholly owned subsidiaries, AREP Laughlin and AREP Boardwalk Properties, completed the purchases of the Aquarius and the Traymore site, respectively, from affiliates of Harrah’s. The transactions were completed pursuant to an asset purchase agreement, dated as of November 28, 2005, between AREP Laughlin, AREP Boardwalk LLC, Harrah’s and certain affiliates of Harrah’s.

On November 17, 2006, Atlantic Coast, ACE, we and certain other entities owned by or affiliated with us completed the sale to Pinnacle of the outstanding membership interests in ACE and 100% of the equity interests in certain of our subsidiaries which own parcels of real estate adjacent to The Sands, including 7.7 acres of land known as the Traymore site. We owned, through subsidiaries, approximately 67.6% of Atlantic Coast, which owned 100% of ACE. The aggregate purchase price was approximately $274.8 million, of which approximately $200.6 million was paid to Atlantic Coast and approximately $74.2 million was paid to our affiliates for subsidiaries which owned the Traymore site and the adjacent properties. $51.8 million of the purchase price paid to Atlantic Coast was deposited into escrow to fund indemnification obligations, of which $50.0 million related to claims of creditors and stockholders of GBH, a holder of stock in Atlantic Coast. On February 22, 2007, we resolved all outstanding litigation involving GBH, resulting in a release of all claims against us. As a result of the settlement, our ownership of Atlantic Coast increased from 67.6% to 96.9% and $50.0 million of the amount placed into escrow was released to us. In the second quarter of fiscal 2007, we and several other investors exercised warrants to purchase shares of common stock of Atlantic Coast, resulting in an increase of the minority interest in Atlantic Coast, and a decrease in our ownership to 94.2%.

On November 15, 2007, ACE HI Merger Corp., (“Merger Corp”), our indirect wholly owned subsidiary and the owner of approximately 94.2% of the outstanding shares of Atlantic Coast common stock, completed a short-form merger transaction, or the Merger, under Section 253 of Delaware Law, pursuant to which Merger Corp merged with and into Atlantic Coast and Atlantic Coast became our wholly owned subsidiary. Pursuant to the Merger, the holders of Atlantic Coast common stock (other than Merger Corp) are entitled to receive $21.19 per share in cash in exchange for their shares. Alternatively, by following procedures set forth under Delaware Law, any of these stockholders who do not wish to accept the $21.19 per share cash consideration are entitled to receive payment in cash of the “fair value” of these shares as determined by an appraisal proceeding by the Delaware Court of Chancery.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

5. Discontinued Operations and Assets Held for Sale  - (continued)

On November 16, 2007, Atlantic Coast filed a Form 15 with the SEC, thereby terminating its reporting obligations under the Exchange Act, and its status as a public company.

On April 22, 2007, AEP, our wholly owned indirect subsidiary, entered into a Membership Interest Purchase Agreement with W2007/ACEP Holdings, LLC, an affiliate of Whitehall Street Real Estate Funds, a series of real estate investment funds affiliated with Goldman, Sachs & Co., to sell all of the issued and outstanding membership interests of ACEP, which comprise our gaming operations, for $1.3 billion, plus or minus certain adjustments such as working capital, more fully described in the agreement. The purchase price was subsequently adjusted to $1.2 billion in an agreement dated February 8, 2008. Pursuant to the terms of the agreement, AEP is required to cause ACEP to repay from funds provided by AEP, the principal, interest, prepayment penalty or premium due on ACEP’s 7.85% senior secured notes due 2012 and ACEP’s senior secured credit facility. The sale of ACEP was consummated on February 20, 2008. With this transaction, we anticipate realizing a gain of approximately $700 million on our investments in ACEP, before income taxes, subject to resolution of post-closing adjustments. ACEP’s casino assets are comprised of the Stratosphere Casino Hotel & Tower, the Arizona Charlie’s Decatur, the Arizona Charlie’s Boulder and the Aquarius Casino Resort. See Note 18, “Subsequent Events,” for additional information.

GBH Impairment

On September 29, 2005, GBH filed a voluntary petition for bankruptcy relief under Chapter 11 of the U.S. Bankruptcy Code. As a result of this filing, we determined that we no longer controlled GBH and deconsolidated our investment effective the date of the bankruptcy filing. As a result of GBH’s bankruptcy, we recorded impairment charges of $52.4 million related to the write-off of the remaining carrying amount of our investment ($6.7 million) and also to reflect a dilution in our effective ownership percentage of Atlantic Coast, 41.7% of which is owned directly by GBH ($45.7 million).

We recorded $34.5 million of income tax benefits in the third quarter of fiscal 2006 as a result of the reversal of deferred tax valuation allowances for our oil and gas and Atlantic City gaming operations. See Note 16, “Income Taxes,” for further information.

Oil and Gas Operations

On November 21, 2006, our indirect wholly owned subsidiary, AREP O & G Holdings, consummated the sale of all of the issued and outstanding membership interests of NEG Oil & Gas to SandRidge, for consideration consisting of $1.025 billion in cash, 12,842,000 shares of SandRidge’s common stock, valued, at the date of closing, at $18 per share, and the repayment by SandRidge of $300.0 million of debt of NEG Oil & Gas. On April 4, 2007, we sold our entire position in SandRidge for cash consideration of approximately $243.2 million.

SandRidge is a working interest owner and the operator of a majority of the Longfellow Ranch area oil and gas properties. The interest in Longfellow Ranch was the single largest oil and gas property owned by NEG Oil & Gas.

On November 21, 2006, pursuant to an agreement dated October 25, 2006 among Icahn Enterprises Holdings, NEG Oil & Gas and NEGI, NEGI sold its membership interest in NEG Holding to NEG Oil & Gas for consideration of approximately $261.1 million. Of that amount, $149.6 million was used to repay the principal of and accrued interest with respect to the NEGI 10.75% senior notes due 2007, all of which was held by us.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

5. Discontinued Operations and Assets Held for Sale  - (continued)

Real Estate

Certain of our real estate properties are classified as discontinued operations. The properties classified as discontinued operations have changed during fiscal 2007 and, accordingly, certain amounts in the accompanying fiscal 2007, fiscal 2006 and fiscal 2005 financial statements have been reclassified to conform to the current classification of properties. In addition, during fiscal 2007, seven properties of our real estate segment were reclassified to discontinued operations.

Home Fashion

We closed all of WPI’s retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, we entered into an agreement to sell the inventory at all of WPI’s retail stores. In accordance with SFAS No. 144, we have reported the retail outlet stores business as discontinued operations for all periods presented.

6. Related Party Transactions

We have entered into several transactions with entities affiliated with Carl C. Icahn. The transactions include purchases by us of businesses and business interests, including debt, of the affiliated entities. Additionally, other transactions have occurred as described below.

All related party transactions are reviewed and approved by our Audit Committee. Where appropriate, our Audit Committee obtains independent financial advice and legal counsel on the transactions.

In accordance with U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a consolidated basis. Additionally, prior to the acquisition, the earnings, losses, capital contributions and distributions of the acquired entities are allocated to the general partner as an adjustment to equity, and the consideration is shown as a reduction to the general partner’s capital account.

a. Investment Management Operations

On August 8, 2007, in a related party transaction, Icahn Enterprises  acquired the general partnership interests in the General Partners, acting as general partners of the Onshore Fund and the Offshore Master Funds managed and controlled by Carl C. Icahn, and the general partnership interests in New Icahn Management, the newly formed management company that provides certain management and administrative services to the Private Funds. The Offshore GP also acts as general partner of certain funds formed as Cayman Islands exempted limited partnerships that invest in the Offshore Master Funds and that, together with other funds that also invest in the Offshore Master Funds, constitute the Feeder Funds. See Note 3, “Acquisitions —  Acquisition of Investment Management Business” for further discussion of the acquisition.

Icahn Enterprises, along with the Private Funds, entered into an agreement (the “Covered Affiliate Agreement”), simultaneously with the closing of the transactions contemplated by the Contribution Agreement, pursuant to which Icahn Enterprises (and certain of its subsidiaries, including us) agreed, in general, to be bound by certain restrictions on our investments in any assets that the General Partners deem suitable for the Private Funds, other than government and agency bonds, cash equivalents and investments in non-public companies. We and our subsidiaries will not be restricted from making investments in the securities of certain companies in which Mr. Icahn or companies he controlled had an interest in as of the date of the initial launch of the Private Funds, and companies in which we had an interest as of the date of acquisition on August 8, 2007. We and our subsidiaries, either alone or acting together with a group, will not be restricted from (i) acquiring all or any portion of the assets of any public company in connection with a negotiated transaction or series of related negotiated transactions or (ii) engaging in a negotiated merger transaction with a public company and, pursuant thereto, conducting and completing a tender offer for securities of the company. The terms of the Covered Affiliate Agreement may be amended, modified or waived with the consent of us and each of the Private Funds, provided, however, that a majority of the members of an investor committee maintained for certain of the Private Funds may (with our consent) amend, modify or waive any provision of the Covered Affiliate Agreement with respect to any particular transaction or series of related transactions.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

6. Related Party Transactions  - (continued)

Icahn Enterprises has also entered into an employment agreement (the “Icahn Employment Agreement”) with Mr. Icahn pursuant to which, over a five-year term, Mr. Icahn will serve as Chairman and Chief Executive Officer of New Icahn Management, in addition to his current role as Chairman of Icahn Enterprises. Mr. Icahn also serves as the Chief Executive Officer of the General Partners. During the employment term, we will pay Mr. Icahn an annual base salary of $900,000 and an annual incentive bonus based on a bonus formula with two components. The first component is based on the annual return on AUM by the Private Funds. The second component of the annual bonus payable by us is tied to the growth in our annual net income (other than income or losses resulting from the operations of the Investment Management Entities).

Fifty percent of all bonus amounts payable under the Icahn Employment Agreement shall be subject to mandatory deferral and treated as though invested in the Private Funds and as though subject to a 2% annual management fee (but no incentive allocation). Such deferred amounts are subject to vesting in equal annual installments over a three-year period commencing from the last day of the year giving rise to the bonus. Amounts deferred generally are not subject to acceleration and unvested deferred amounts will be forfeited if Mr. Icahn ceases to be employed under his employment agreement, provided that all deferred amounts will vest in full and be payable in a lump sum payment thereafter if the employment of Mr. Icahn is terminated without Cause or Mr. Icahn terminates his employment for Good Reason, as such terms are defined in the Icahn Employment Agreement, or upon Mr. Icahn’s death or disability during the employment term. In addition, upon Mr. Icahn’s completion of service through the end of the employment term, Mr. Icahn will also vest in full in any mandatory deferrals. Vested deferred amounts (and all deferred returns, earnings and profits thereon) are payable to Mr. Icahn within 60 days following the vesting date.

The Investment Management Entities provide investment advisory and certain management services to the Private Funds. The Investment Management Entities do not provide investment advisory or other management services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. See Note 2, “Summary of Significant Accounting Policies — Revenue Recognition,” for a further description of the management fees and incentive allocations earned by the Investment Management Entities with respect to these services.

Each of the General Partners may, in its sole discretion, elect to reduce or waive the incentive allocations with respect to the capital account of any limited partner of the Onshore Fund or Offshore Master Funds, respectively. For fiscal 2007, fiscal 2006 and fiscal 2005, the Onshore GP received an incentive allocation of $22.8 million, $68.9 million and $21.8 million, respectively, and the Offshore GP received an incentive allocation of $48.5 million, $121.6 million and $35.5 million, respectively. Such amounts are eliminated in the consolidated financial statements.

As further described in Note 2, “Summary of Significant Accounting Policies — Revenue Recognition,” pursuant to the management agreements, Icahn Management (and subsequent to the acquisition of the Partnership Interests on August 8, 2007 through December 31, 2007, New Icahn Management) typically was entitled to receive certain quarterly management fees. From August 8, 2007 through December 31, 2007, New Icahn Management earned $53.8 million in such management fees. Such amounts received from the Onshore Fund and the consolidated Offshore Fund are eliminated in our consolidated financial statements. The management fees earned for fiscal 2007, fiscal 2006 and fiscal 2005 were $128.0 million, $82.4 million and $44.2 million, respectively, including earnings on deferred management fees. Most of these amounts were eliminated in our consolidated financial statements. Management fees not eliminated in the consolidated financial statements were $10.6 million in fiscal 2007 and $0 in fiscal 2006 and 2005.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

6. Related Party Transactions  - (continued)

In addition, pursuant to the provisions of a deferred fee arrangement, Icahn Management was eligible to defer receipt of all or a portion of the management fee earned from the Offshore Fund during a particular fiscal quarter in a fiscal year, and to have a portion or all of the deferred fee invested in the same manner as the Offshore Fund’s other assets, or in another manner approved by both the Offshore Fund and Icahn Management. The value of such deferred amounts constitutes a liability of the Offshore Fund to Icahn Management. Any amounts invested under the provisions of the deferred fee arrangement continue for all purposes to be part of the general assets of the Offshore Fund and generally earn the same return as other investors (except where fees are waived), and Icahn Management has no proprietary interest in any such assets.

Icahn Management elected to defer an aggregate of 94% of the management fees from most of the Offshore Funds and such amounts remain invested in the Offshore Funds for fiscal 2007 (95% and 97% were deferred in the Offshore Funds for fiscal 2006 and fiscal 2005, respectively). For fiscal 2007, fiscal 2006 and fiscal 2005 the amounts of management fees elected to be deferred were $51.5 million, $39.1 million and $26.0 million, respectively, and the appreciation earned upon them, was $14.3 and $19.7 million in fiscal 2007 and fiscal 2006, respectively. At December 31, 2007, the balance of deferred management fees payable to Icahn Management was $144.0 million.

Under separate employment agreements, certain employees are entitled to receive a percentage of the management fees which is subject to deferral. As of December 31, 2007, deferred compensation related to management fees of Icahn Management and New Icahn Management amounted to $12.5 million, which included appreciation since inception on such deferred amounts of $2.4 million. As of December 31, 2006, deferred compensation related to management fees of Icahn Management amounted to $6.7 million, which included appreciation since inception on such deferred amounts of $1.7 million. Refer to Note 13, “Compensation Arrangements,” for additional information regarding these agreements.

On January 1, 2008, (i) the management agreements and the management fees payable thereunder were terminated and (ii) the partnership agreements of the Offshore Master Funds and the Onshore Fund were amended to provide that the General Partners will provide, or direct their affiliates to provide, the administrative and back office services to the Private Funds and in consideration thereof the General Partners will receive special profits interest allocations in the Onshore Fund and the Offshore Master Funds (as such term is defined in their respective limited partnership agreements). See Note 18, “Subsequent Events,” for additional information.

Icahn & Co. LLC and certain other entities beneficially owned by Carl C. Icahn and affiliates of Icahn Management (collectively “Icahn Affiliates”) have paid for the salaries and benefits of employees who perform various functions including accounting, administrative, investment, legal and tax services. Under a separate expense-sharing agreement, Icahn Affiliates have charged Icahn Management for a portion of these expenses. For fiscal 2007, fiscal 2006 and fiscal 2005, the amounts charged to Icahn Management were $13.9 million, $12.4 million and $9.6 million, respectively. Management believes that all allocated amounts are reasonable based upon the nature of the services provided (e.g. occupancy, salaries and benefits, etc.).

Icahn Affiliates have paid rent for the occupancy of space shared by Icahn Management and New Icahn Management. Under a separate expense-sharing agreement, Icahn Affiliates have charged Icahn Management and New Icahn Management for a portion of these expenses. For fiscal 2007, fiscal 2006 and fiscal 2005, the amounts charged to Icahn Management and New Icahn Management were $1.5 million, $1.4 million and $1.5 million, respectively.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

6. Related Party Transactions  - (continued)

In addition, certain expenses borne by Icahn Management and New Icahn Management have been reimbursed by Icahn Affiliates, as appropriate, and when such expenses were incurred. The expenses included investment-specific expenses for investments acquired by both the Private Funds (prior to our acquisition of the Partnership Interests on August 8, 2007) and Icahn Affiliates which were allocated based on the amounts invested by each party, as well as investment management-related expenses which were allocated based on estimated usage agreed upon by both Icahn Management and New Icahn Management and the Icahn Affiliates.

The Holding Company made three equal investments in September, October and November 2007 aggregating $700 million in the Private Funds for which no management fees or incentive allocations are applicable. As of December 31, 2007, the total value of this investment is approximately $684.3 million, with an unrealized loss of $15.7 million for fiscal 2007. These amounts are reflected in the Investment Management Entities’ net assets and earnings but are eliminated at the Holding Company level. However, the Investment Management Entities’ allocated share of net assets and earnings from the Private Funds includes the amount of these eliminated amounts.

Carl Icahn, along with his affiliates (other than Icahn Enterprises and its affiliates), makes investments in the Private Funds. These investments are not subject to management fees or incentive allocations. As of December 31, 2007 and 2006, the total of these investments were $1.5 billion and $524.6 million, respectively .

b. All Other Operations

Metals

Philip entered into a Tax Allocation Agreement (the “Agreement”) with Starfire Holding Corporation (“Starfire”). The Agreement provides that Starfire will pay all consolidated federal income taxes on behalf of the consolidated group which includes Philip. Philip is required to make payments to Starfire in an amount equal to the tax liability, if any, that it would have if it was to file as a consolidated group separate and apart from Starfire. See Note 3, “Acquisitions — Acquisition of PSC Metals,” for a discussion of our acquisition of PSC Metals from Philip on November 5, 2007.

PSC Metals sold material to Alliance Castings of approximately $8.8 million, $11.0 million, $9.1 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Material sold to Chicago Castings was approximately $0.0 million, $0.5 million and $2.3 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Mr. Icahn is a major shareholder of these companies.

Philip issued approximately $6.3 million in letters of credits collateralizing certain PSC Metals’ obligations which remain outstanding at December 31, 2007. PSC Metals is currently negotiating its own credit facilities.

Included in selling, general and administrative costs is approximately $0.1 million paid to Philip for certain services provided to PSC Metals for each of fiscal 2007, fiscal 2006 and fiscal 2005.

Oil and Gas

In October 2003, pursuant to a purchase agreement dated as of May 16, 2003, we acquired certain debt and equity securities of NEGI from entities affiliated with Mr. Icahn for an aggregate cash consideration of $148.1 million plus $6.7 million in cash for accrued interest on the debt securities. The securities acquired were $148.6 million in principal amount of outstanding 10.75% senior notes due 2006 of NEGI and 5,584,044 shares of common stock of NEGI. As a result of the foregoing transaction and the acquisition by us of additional securities of NEGI prior to the closing, we beneficially owned in excess of 50% of the outstanding common stock of NEGI. In connection with the acquisition of stock in NEGI, the excess of cash disbursed over the historical cost, which amounted to $2.8 million, was charged to the general partner’s equity. NEGI owned a 50% interest in NEG Holdings; the other 50% interest in NEG Holdings was held by an affiliate of Mr. Icahn prior to our acquisition of the interest during the second quarter of fiscal 2005. NEG Holdings owned NEG Operating LLC which owned operating oil and gas properties managed by NEGI.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

6. Related Party Transactions  - (continued)

In January 2005, we entered into an agreement to acquire TransTexas (subsequently known as National Onshore), Panaco (subsequently known as National Offshore) and the membership interest in NEG Holdings other than that already owned by NEGI for cash consideration of $180.0 million and depositary units valued, in the aggregate, at $445.0 million, from affiliates of Mr. Icahn. The acquisition of TransTexas was completed on April 6, 2005 for $180.0 million in cash. The acquisition of Panaco and the membership interest in NEG Holdings was completed on June 30, 2005 for 15,344,753 depositary units, valued at $445.0 million.

As discussed above, on November 21, 2006, our indirect wholly owned subsidiary, AREP O & G Holdings, consummated the sale of all of the issued and outstanding membership interests of NEG Oil & Gas to SandRidge. See Note 5, “Discontinued Operations and Assets Held for Sale,” for additional information regarding the sale.

Administrative Services

In July 2005, we entered into a license agreement with an affiliate for the non-exclusive use of approximately 1,514 square feet for which we paid monthly base rent of $13,000 plus 16.4% of certain “additional rent.” The license agreement was amended effective August 8, 2007 to reflect an increase in our portion of the office space to approximately 4,246 square feet or approximately 64.76% of the total space leased to an affiliate, of which 3,125 square feet is allocated to the Investment Management Entities. Under the amended license agreement, effective August 8, 2007, the monthly base rent is approximately $147,500, of which approximately $39,000 is allocated to the Holding Company and approximately $108,500 is allocated to the Investment Management Entities. We also pay 64.76% of the additional rent payable under the license agreement which is allocated 17.10% to the Holding Company and 47.66% to the Investment Management Entities. The license agreement expires in May 2012. Under the amended agreement, base rent is subject to increases in July 2008 and December 2011. Additionally, we are entitled to certain annual rent credits each December beginning December 2005 and continuing through December 2011. For fiscal 2007, fiscal 2006 and fiscal 2005, we paid such affiliate $0.2 million, $0.2 million, and $0.1 million, respectively, in connection with this licensing agreement.

An affiliate occupies a portion of certain office space leased by us. Monthly payments from the affiliate for the use of the space began on October 12, 2006. For fiscal 2007 and the period beginning October 12, 2006 and ending December 31, 2006, we received $84,000 and $17,000, respectively, for the use of such space.

For fiscal 2007, fiscal 2006 and fiscal 2005, we paid $0.9 million, $0.8 million, and $1.0 million, respectively, to XO Holdings, Inc., an affiliate of the general partner, for telecommunication services.

An affiliate of the general partner provided certain professional services to WPI for which WPI incurred charges from the affiliate of $0.3 million for fiscal 2005. No charges were incurred in fiscal 2007 or fiscal 2006.

We provide certain professional services to an affiliate of the general partner for which we charged $1.0 million, $0.7 million and $0.3 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. In October 2006, an affiliate remitted $0.4 million to us as an advance payment for future services. As of December 31, 2006, current liabilities in the consolidated balance sheet included $0.1 million to be applied to our charges to the affiliate for services to be provided to it.

An affiliate provided certain professional services to WPI for which it incurred charges of approximately $0.4 million and $.2 million for fiscal 2007 and fiscal 2006, respectively.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

6. Related Party Transactions  - (continued)

Icahn Sourcing, LLC (“Icahn Sourcing”) is an entity formed and controlled by Carl C. Icahn in order to leverage the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property. We are a member of the buying group and, as such, are afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that we will purchase any goods, services or property from any such vendors, and we are under no obligation to do so. We do not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. We have purchased a variety of goods and services as members of the buying group at prices and on terms that we believe are more favorable than those which would be achieved on a stand-alone basis.

7. Investments and Related Matters

a. Investment Management Operations

Securities owned, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Private Funds’ securities owned, securities sold, not yet purchased and unrealized gains and losses on derivatives (in $000s):

	December 31, 2007		December 31, 2006
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Securities Owned, at fair value:
Common Stock	$4,926,853	$5,133,400	$1,929,634	$2,230,569
Convertible Preferred Stock	30,400	28,272	30,400	39,064
Call Options	196,562	177,127	221,740	347,840
Put Options	48,325	67,387	—	—
REIT			123,971	127,063
Corporate Debt	558,402	513,937	6,434	6,960
Warrants	2,215	86	2,214	5,733
Total Securities Owned, at fair value	$5,762,757	$5,920,209	$2,314,393	$2,757,229
Securities Sold Not Yet Purchased, at fair value:
Common Stock	$177,157	$192,935	$422,256	$483,122
Put Options	5,315	8,480	195	—
REIT	—	—	75,836	81,784
Corporate Debt	11,061	4,713	126,491	126,380
Total Securities Sold Not Yet Purchased, at fair value	$193,533	$206,128	$624,778	$691,286
Unrealized Gains on Derivative Contracts, at fair value:	$74,340	$110,181	$—	$80,216
Unrealized Losses on Dervivative Contracts, at fair value:	$17,602	$15,726	$—	$1,770

As discussed in Note 2, “Summary of Significant Accounting Policies,” upon the adoption of SOP 07-1, the Investment Management Entities lost their ability to retain specialized accounting pursuant to the AICPA Guide. For those investments (i) that were deemed to be available-for-sale securities, (ii) that fall outside the scope of SFAS No. 115 or (iii) in which the Private Funds would otherwise account for under the equity method, the Private Funds apply the fair value option pursuant to SFAS No. 159 for such investments. The application of the fair value option pursuant to SFAS No. 159 is irrevocable. The Private Funds record unrealized gains and losses for the change in the fair value of these securities as a component of net gain from investment activities in the consolidated statements of operations.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

7. Investments and Related Matters  - (continued)

The following table summarizes those investments for which the Private Funds would otherwise apply the equity method of accounting under APB 18, The Equity Method of Accounting for Investments in Common Stock, (“APB 18”). The Private Funds applied the fair value option pursuant to SFAS No. 159 to such investments through December 31, 2007 (in $000s):

			Gains (Losses)
			Year Ended December 31,
Investment	Private Funds Stock Ownership Percentage	Fair Value December 31, 2007	2007	2006	2005
Adventrx Pharmaceuticals Inc.	3.83%	$1,557	$(8,649)	$(1,142)	$7,161
BKF Capital Group Inc.	8.72%	1,544	(786)	(10,846)	1,514
Blockbuster Inc.	7.75%	56,361	(19,031)	21,139	(75,671)
Lear Corp (1)	12.45%	265,424	(17,944)	78,895	—
WCI Communities Inc.	11.44%	18,206	(75,511)	4,851	—
		$343,092	$(121,921)	$92,897	$(66,996)

(1)	Holding Company owns approximately 0.4% as of December 31, 2007. See below for additional information.

The Private Funds assess the applicability of APB 18 to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Private Funds combined with those of affiliates of Icahn Enterprises.

We believe that these investments as noted in the above table are not material, individually or in the aggregate, to our consolidated financial statements. These companies are registered SEC filers and their consolidated financial statements are readily available at www.sec.gov.

Investments in Variable Interest Entities

The Investment Management Entities consolidate certain VIEs when they are determined to be their primary beneficiary, either directly or indirectly through other consolidated subsidiaries. The assets of the consolidated VIEs are primarily classified within cash and cash equivalents and securities owned, at fair value in the consolidated balance sheets. The liabilities of the consolidated VIEs are primarily classified within securities sold, not yet purchased, at fair value, subscriptions received in advance and redemptions payable in the consolidated balance sheets and are non-recourse to the Investment Management Entities’ general credit.

Any creditors of the VIEs do not have recourse against the general credit of Investment Management Entities solely as a result of including these variable interest entities in our consolidated financial statements.

The consolidated VIEs consist of the Offshore Fund and each of the Offshore Master Funds, whose purpose and activities are further described in Note 1, “Description of Business and Basis of Presentation”. The Investment Management Entities sponsored the formation of and manage each of these VIEs and, in some cases, have a principal investment therein.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

7. Investments and Related Matters  - (continued)

The following table presents information regarding interests in VIEs for which the Investment Management Entities hold a variable interest as of December 31, 2007 (in $000s):

	Investment Management Entities are the Primary Beneficiary				Investment Management Entities are not the Primary Beneficiary
	Net Assets	Investment Management Entities’Interests		Pledged Collateral	Net Assets	Investment Management Entities’ Interests
Offshore Funds and Offshore Master Funds	$4,376,464	$7,658	(2)	$216,451	$623,344	$149	(2)

(1)	Includes collateral pledged in connection with securities sold, not yet purchased, derivative contracts and collateral held for securities loaned.

(2)	Amount represents Investment Management Entites’ maximum exposure to loss.

b. All Other Operations

Investments consist of the following (in $000s):

	December 31, 2007		December 31, 2006
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Available for Sale
Marketable equity and debt securities	$118,785	$118,872	$242,080	$270,954
Other investments	172,197	173,323	247,674	249,708
Total available for sale	290,982	292,195	489,754	520,662
Trading
Investment in ImClone Systems, at fair value	122,122	196,235	146,794	164,306
Investment in Lear Corporation, at fair value	12,500	9,282	—	—
Total trading	134,622	205,517	146,794	164,306
Other securities	13,333	13,333	13,377	13,377
Total investments	$438,937	$511,045	$649,925	$698,345

Net realized and unrealized gains (losses) of our Holding Company and other investments were as follows:

	Year Ended December 31,
	2007	2006	2005
Net realized gains on sales of marketable securities	$30,730	$69,099	$10,120
Unrealized gains on marketable securities	49,516	21,288	9,856
Net realized losses on securities sold short	(2,176)	(17,146)	(37,058)
Unrealized gains (losses) on securities sold short	4,572	18,067	(4,178)
Net gain (loss) from investment activities	$82,642	$91,308	$(21,260)

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

7. Investments and Related Matters  - (continued)

Proceeds from the sales of available-for-sale securities were $281.2 million, $726.8 million and $96.9 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The gross realized gains on available-for-sale securities sold for fiscal 2007, fiscal 2006 and fiscal 2005 were $2.7 million, $47.5 million and $8.6 million, respectively. The net unrealized gains for trading securities for fiscal 2007, fiscal 2006 and fiscal 2005 were approximately $70.9 million, $0.0 million and $6.3 million, respectively. The net unrealized gains for trading securities still held at December 31, 2007 was $70.1 million. For purposes of determining gains and losses, the cost of securities is based on specific identification. Net unrealized holding gains (losses) on available-for-sale securities in the amount of ($24.2) and $29.7 million for fiscal 2007 and fiscal 2006, respectively, and net unrealized holding losses on available for sale securities in the amount of $4.2 million for fiscal 2005 have been included in accumulated other comprehensive income.

The Holding Company made three equal investments in September, October and November 2007 aggregating $700 million in the Private Funds for which no management fees or incentive allocations are applicable. As of December 31, 2007, the total value of this investment is approximately $684.3 million, with an unrealized loss of $15.7 million for fiscal 2007. These amounts are reflected in the Investment Management Entities’ net assets and earnings but are eliminated at the Holding Company level. However, the Investment Management Entities’ allocated share of net assets and earnings from the Private Funds includes the amount of these eliminated amounts.

Investment in Lear Corporation

In the third quarter of fiscal 2007, we adopted the fair value option pursuant to SFAS No. 159 to Lear Corporation common stock which became eligible for the fair value option at the time we first recognized them in our consolidated financial statements. We have adopted SFAS No. 159 to our investment in Lear Corporation common stock to be consistent with the Private Funds’ accounting for its investment in Lear Corporation common stock. We record unrealized gains and losses for the change in fair value of such shares as a component of net gain (loss) from investment activities in the consolidated statements of operations. As of December 31, 2007, the fair value of Lear Corporation common stock owned by us, which we believe is not material to our total assets, amounted to approximately $9.3 million. For fiscal 2007, we recorded $3.2 million in unrealized losses resulting from the change in market value of Lear common stock. As of December 31, 2007, the total shares of Lear Corporation common stock held by the Holding Company as a percentage of Lear Corporation’s total outstanding shares was approximately 0.4%. Lear Corporation is a registered SEC filer and its consolidated financial statements are readily available at www.sec.gov.

Investment in ImClone Systems Incorporated

We adopted SFAS No. 159 as of January 1, 2007 and elected to apply the fair value option to our investment in ImClone. It is our policy to apply the fair value option to all of our investments that would be subject to the equity method of accounting pursuant to APB 18. In the fourth quarter of fiscal 2006, we first applied the equity method of accounting to our investment in ImClone due to changes in ImClone’s board, resulting in our having the ability to exercise significant influence over ImClone. We believe that the quality of the earnings and the value of the investment that we report over time relating to our investment in ImClone are more accurately reflected by the market value methodology of SFAS No. 159 rather than the equity method of accounting. The equity method of accounting would require an appraisal of the fair values of ImClone’s assets and liabilities at the dates that we acquired shares of common stock of ImClone as well as future appraisals should there be any material indications of impairment. We believe that such an appraisal would be subjective given the nature of ImClone’s pharmaceutical operations.

As of the date of adoption, the carrying value of our investment in ImClone was approximately $164.3 million and the fair value of our investment was approximately $122.2 million. In accordance with the transition requirements of SFAS No. 159, we recorded a cumulative effect adjustment to beginning partners’ equity for the difference between the fair value and carrying value on the date of adoption, which reduced partners’ equity by approximately $42.2 million.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

7. Investments and Related Matters  - (continued)

For fiscal 2007, we recorded approximately $74.1 million of unrealized gains resulting from the change in the market value of ImClone’s stock. We record unrealized gains and losses for the change in fair value of such shares as a component of net gain (loss) from investment activities in the consolidated statements of operations.

At December 31, 2007 and 2006, the carrying value of our equity investment in ImClone was $196.2 million based on the fair value method of accounting and $164.3 million based on the equity method of accounting, respectively. As of December 31, 2007 and 2006, the market value of our ImClone shares held was $196.2 million and $122.2 million, respectively, which we believe is not material to our total assets. As of December 31, 2007, the total shares of ImClone common stock held by us as a percentage of ImClone’s total outstanding shares was approximately 5.3%. ImClone is a registered SEC filer and its consolidated financial statements are readily available at w ww.sec.gov.

8. Fair Value Measurements

We adopted SFAS No. 157 as of January 1, 2007, which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by SFAS No. 157, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

Level 3 — Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

8. Fair Value Measurements  - (continued)

The following table summarizes the valuation of our investments by the above SFAS No. 157 fair value hierarchy levels as of December 31, 2007 (in $000s).

Investment Management Operations

	Level 1	Level 2	Total
Assets
Securities Owned	$4,828,548	$1,091,661	$5,920,209
Unrealized Gains on Derivative Contracts	—	110,181	110,181
	$4,828,548	$1,201,842	$6,030,390
Liabilities
Securities Sold, Not Yet Purchased	$192,935	$13,194	$206,128
Unrealized Losses on Derivative Contracts	—	15,726	15,726
	$192,935	$28,920	$221,854

All Other Operations

	Level 1	Level 2	Total
Assets
Available for sale investments:
Marketable equity and debt securities	$118,872	$—	$118,872
Other securities	173,323	—	173,323
	292,195	—	292,195
Trading:
Investment in ImClone Systems Inc.	196,235	—	196,235
Investment in Lear Corp	9,282	—	9,282
	205,517	—	205,517
Unrealized gains on derivative contracts	—	2,621	2,621
	$497,712	$2,621	$500,333
Liabilities
Unrealized losses on derivative contracts	$—	$3,462	$3,462

9. Financial Instruments, Off-Balance-Sheet Risk and Concentrations of Credit Risk

Investment Management Operations

The Private Funds maintain their cash deposits with major financial institutions. Certain account balances may not be covered by the Federal Deposit Insurance Corporation, while other accounts, at times, may exceed federally insured limits. We believe that this risk is not significant. Most of the Onshore Fund’s and Offshore Master Funds’ investments are held by, and its depository operations are transacted by, multiple prime brokers and a custodian. Clearing operations are transacted by the prime brokers which are members of major securities exchanges.

In the normal course of business, the Private Funds trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risk. Currently, the Private Funds invest in futures, options and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counter-party non-performance and from changes in the market values of underlying instruments.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

9. Financial Instruments, Off-Balance-Sheet Risk and Concentrations of Credit Risk  - (continued)

Securities sold, not yet purchased represent obligations of the Private Funds to deliver the specified security, thereby creating a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed the amount recognized in the consolidated balance sheets. The Private Funds’ investments in securities and amounts due from broker are partially restricted until the Private Funds satisfy the obligation to deliver the securities sold, not yet purchased.

The Private Funds also may purchase and write option contracts. As a writer of option contracts, the Private Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Private Funds are obligated to purchase or sell, at the holder’s option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed the amount recognized in the consolidated balance sheets. The Private Funds write put options that may require them to purchase assets from the option holder and generally are net settled in cash at a specified date in the future. At December 31, 2007 and 2006, the maximum payout amounts relating to written put options were $461.4 million and $510.5 million, respectively. As of December 31, 2007, the carrying amounts of the liability under written put options recorded within securities sold, not yet purchased, at fair value was $8.5 million. As of December 31, 2006, such amounts were immaterial.

The Private Funds have entered into various types of swap contracts that involve an exchange of cash flows based on a commitment to pay a variable rate of interest in exchange for a market-linked return based on a notional amount. The market-linked return may include, among other things, the total return of a security or index.

The Private Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of a standardized amount of a deliverable grade commodity, security, currency or cash at a specified price and specified future date unless the contract is closed before the delivery date. Payments (or variation margin) are made or received by the Private Funds each day, depending on the daily fluctuations in the value of the contract, and the whole value change is recorded an as an unrealized gain or loss by the Private Funds. When the contract is closed, the Private Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.

The Private Funds utilize forward contracts to protect their assets denominated in foreign currencies from losses due to fluctuations in foreign exchange rates. The Private Funds’ exposure to credit risk associated with non-performance of forward foreign currency contracts is limited to the unrealized gains inherent in such contracts, which are recognized in unrealized losses on derivative, futures and foreign currency contracts, at fair value in the consolidated balance sheets.

All Other Operations

We have entered into total return swap contracts that involve an exchange of cash flows based on a commitment to pay a variable rate of interest in exchange for a market-linked return based on a notional amount. The market-linked return may include, among other things, the total return of a security or index.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

10. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following (in $000s):

	December 31, 2007	December 31, 2006
Land	$52,299	$63,006
Buildings and improvements	139,673	127,180
Machinery, equipment and furniture	223,104	219,673
Assets leased to others	106,120	123,398
Construction in progress	101,700	96,902
	622,896	630,159
Less accumulated depreciation and amortization	(109,592)	(94,886)
Net property, plant and equipment	$513,304	$535,273

Depreciation and amortization expense from continuing operations related to property, plant and equipment for fiscal 2007, fiscal 2006 and fiscal 2005 was $29.5 million, $44.9 million and $28.6 million, respectively.

11. Non-Controlling Interests

Non-controlling interests consist of the following (in $000s):

	December 31, 2007	December 31, 2006
Investment Management Operations	$6,594,014	$3,628,470
All Other Operations:
WPI	116,496	178,843
Atlantic Coast	—	70,563
NEGI	24,053	42,815
Total Other	140,549	292,221
Total Non-Controlling Interests	$6,734,563	$3,920,691

Investment Management Operations

The Investment Funds and the Offshore Fund are consolidated into our financial statements even though we have only a minority interest in the equity and income of these funds. As a result, our consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of these funds on a gross basis, rather than reflecting only the value of our investments in such funds. As of December 31, 2007, the net asset value of the consolidated Private Funds on our consolidated balance sheet was $7.5 billion, while the net asset value of our investments in these consolidated funds was approximately $88.5 million. The majority ownership interests in these funds, which represent the portion of the consolidated Private Funds’ net assets and net income attributable to the limited partners and shareholders in the consolidated Private Funds for the periods presented, are reflected as non-controlling interests.

All Other Operations

Atlantic Coast

On November 15, 2007, ACE HI Merger Corp. (“Merger Corp”), our indirect wholly owned subsidiary and the owner of approximately 94.2% of the outstanding shares of Atlantic Coast common stock, completed a short-form merger transaction pursuant to which Merger Corp merged with and into Atlantic Coast and Atlantic Coast became our wholly owned subsidiary. Pursuant to the merger, the holders of Atlantic Coast common stock (other than Merger Corp) are entitled to receive $21.19 per share in cash in exchange for their shares. On November 16, Atlantic Coast filed a Form 15 with the SEC, thereby terminating its reporting obligations under the Exchange Act and its status as a public company.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

11. Non-Controlling Interests  - (continued)

Prior to the merger, in February 2007, Atlantic Coast settled the litigation relating to GBH. As a result, our ownership in Atlantic Coast increased from 67.6% to 96.9% at that time. In the second quarter of 2007, we and several other investors exercised warrants to purchase shares of common stock of Atlantic Coast, resulting in an increase of the minority interest in Atlantic Coast, and a decrease in our ownership to 94.2%. This resulted in a SAB 51 charge of $6.1 million to partners’ equity.

NEGI

On February 15, 2007, NEGI paid a one-time cash dividend to stockholders of record of the close of business on February 1, 2007 in the amount of $3.31 per share, or $37.0 million in the aggregate. Of this amount, $18.5 million was paid to minority holders of NEGI stock.

12. Long-Term Debt

Long-term debt consists of the following (in $000s):

	December 31, 2007	December 31, 2006
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises	$600,000	$—
Senior unsecured 7.125% notes due 2013 — Icahn Enterprises	969,638	475,500
Senior unsecured 8.125% notes due 2012 — Icahn Enterprises	347,328	346,027
Senior secured 7.85% notes due 2012 — ACEP	215,000	215,000
Borrowings under credit facility — ACEP	40,000	40,000
Credit agreement and capital lease obligations - PSC Metals	3,223	2,259
Mortgages payable	104,030	109,289
Other	11,573	13,425
Total long-term debt	2,290,792	1,201,500
Less debt related to assets held for sale	(270,209)	(271,417)
	$2,020,583	$930,083

Senior Unsecured Variable Rate Convertible Notes Due 2013 — Icahn Enterprises

In April 2007, Icahn Enterprises issued an aggregate of $600.0 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance Corp., which was formerly known as American Real Estate Finance Corp. (“Icahn Enterprises Finance”) as co-issuer, and Wilmington Trust Company, as trustee. Icahn Enterprises Finance, our wholly owned subsidiary, was formed solely for the purpose of serving as a co-issuer of our debt securities in order to facilitate offerings of the debt securities. The variable rate notes bear interest at a rate of three month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor higher than 5.5%, and are convertible into depositary units of Icahn Enterprises at a conversion price of $132.595 per share per $1,000 principal amount, subject to adjustments in certain circumstances. As of December 31, 2007, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on January 15, April 15, July 15 and Oct 15 that commenced on January 15, 2007. The variable rate notes mature on January 15, 2013 assuming they have not been converted to depositary units before their maturity date. Simultaneously, we executed a note in favor of Icahn Enterprises in the original principal amount of $600.0 million and Icahn Enterprises distributed to us the net proceeds of the note offering.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

12. Long-Term Debt  - (continued)

In the event that Icahn Enterprises declares a cash dividend or similar cash distribution in any calendar quarter with respect to its depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits, and/or stock dividends), the indenture requires that they simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. On February 29, 2008 the board of directors of Icahn Enterprises GP approved an increase in the quarterly cash distribution from $0.15 to $0.25 per unit on Icahn Enterprises’ depositary units payable in the first quarter of fiscal 2008. The distribution is payable on April 1, 2008 to depositary unitholders of record at the close of business on March 18, 2008. Holders of the variable rate notes will be entitled to a distribution equal to the excess of $0.10 per depositary unit with respect to the increased quarterly cash distribution.

In connection with the sale of the variable rate notes, Icahn Enterprises and the initial buyers entered into a registration rights agreement, pursuant to which Icahn Enterprises agreed to file a shelf registration statement on Form S-3 with respect to resales of depositary units issuable upon conversion of the variable rate notes. A registration statement on Form S-3 with respect thereto was declared effective by the SEC on December 31, 2007. A total of 4,525,058 depositary units have been registered for resale, an amount sufficient to convert the full amount of variable rate notes held by each selling securityholder at the conversion rate of 132.595 depositary units per $1,000 principal amount of variable rate notes.

Senior Unsecured Notes — Icahn Enterprises

Senior Unsecured 7.125% Notes Due 2013

On February 7, 2005, Icahn Enterprises issued $480.0 million aggregate principal amount of 7.125% senior unsecured notes due 2013 (the “7.125% notes”), priced at 100% of principal amount. The 7.125% notes were issued pursuant to an indenture dated February 7, 2005 among Icahn Enterprises, as issuer, Icahn Enterprises Finance Corp., as co-issuer, us, as guarantor, and Wilmington Trust Company, as trustee (referred to herein as the “2005 Indenture”). Other than us, no other subsidiaries guarantee payment on the notes. The notes have a fixed annual interest rate of 7.125%, which will be paid every six months on February 15 and August 15 and will mature on February 15, 2013. Simultaneously, we executed a note in favor of Icahn Enterprises in the original principal amount of $480.0 million and Icahn Enterprises distributed to us the net proceeds of the note offering.

On January 16, 2007, Icahn Enterprises issued an additional $500.0 million aggregate principal amount of 7.125% notes, or the additional 7.125% notes (the 7.125% notes and the additional 7.125% notes being referred to herein as the notes), priced at 98.4% of par, or at a discount of 1.6%, pursuant to the 2005 Indenture. The notes have a fixed annual interest rate of 7.125%, which is paid every six months on February 15 and August 15 and will mature on February 15, 2013. Simultaneously, we executed a note in favor of Icahn Enterprises in the original principal amount of $500.0 million and Icahn Enterprises distributed to us the net proceeds of the note offering.

In connection with the sale of the additional 7.125% notes, Icahn Enterprises entered into a registration rights agreement pursuant to which it agreed to offer to exchange the additional 7.125% notes for new notes which have been registered under the Securities Act. A Registration Statement on Form S-4 with respect to the exchange offer was declared effective by the SEC on December 31, 2007. The exchange offer was consummated on February 7, 2008.

As described below, the 2005 Indenture restricts the ability of Icahn Enterprises and us, subject to certain exceptions, to, among other things: incur additional debt; pay dividends or make distributions; repurchase units; create liens; and enter into transactions with affiliates.

Senior Unsecured 8.125% Notes Due 2012

On May 12, 2004, Icahn Enterprises and Icahn Enterprises Finance co-issued senior unsecured 8.125% notes due 2012 (“8.125% notes”) in the aggregate principal amount of $353.0 million. The 8.125% notes were issued pursuant to an indenture, dated as of May 12, 2004, among Icahn Enterprises, Icahn Enterprises Finance, us, as guarantor, and Wilmington Trust Company, as trustee. The 8.125% notes were priced at 99.266% of principal amount and have a fixed annual interest rate of 8.125%, which is paid every six months on June 1 and December 1, since December 1, 2004. The 8.125% notes will mature on June 1, 2012. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the notes.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

12. Long-Term Debt  - (continued)

As described below, the indenture governing the 8.125% notes restricts the ability of Icahn Enterprises and Icahn Enterprises Holdings, subject to certain exceptions, to, among other things: incur additional debt; pay dividends or make distributions; repurchase units; create liens and enter into transactions with affiliates.

Senior Unsecured Notes Restrictions and Covenants

The indentures governing Icahn Enterprises’ senior unsecured 7.125% and 8.125% notes restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal amount of all outstanding indebtedness of Icahn Enterprises and its subsidiaries  (including us) on a consolidated basis to the tangible net worth of Icahn Enterprises and its subsidiaries on a consolidated basis would be less than 1.75 to 1.0. As of December 31, 2007, such ratio was less than 1.75 to 1.0. Based on this ratio, we and Icahn Enterprises could have incurred up to approximately $1.7 billion of additional indebtedness.

In addition, the indentures governing our senior unsecured notes require that on each quarterly determination date Icahn Enterprises and we, the guarantor of the notes, maintain a minimum ratio of cash flow to fixed charges each as defined, of 1.5 to 1.0, for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date. For the four quarters ended December 31, 2007, the ratio of cash flow to fixed charges was greater than 1.5 to 1.0.

The indentures also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of the most recently completed fiscal quarter. As of December 31, 2007, such ratio was in excess of 1.5 to 1.0.

The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.

Senior Secured Revolving Credit Facility — Icahn Enterprises

On August 21, 2006, Icahn Enterprises and Icahn Enterprises Finance as the borrowers, and we, as guarantor, entered into a credit agreement with Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. Under the credit agreement, Icahn Enterprises is permitted to borrow up to $150.0 million, including a $50.0 million sub-limit that may be used for letters of credit. Borrowings under the agreement, which are based on our credit rating, bear interest at LIBOR plus 1.0% to 2.0%. We pay an unused line fee of 0.25% to 0.5%. As of December 31, 2007, there were no borrowings under the facility.

Obligations under the credit agreement are guaranteed and secured by liens on substantially all of the assets of certain of Icahn Enterprises’ indirect wholly owned holding company subsidiaries. The credit agreement has a term of four years and all amounts are due and payable on August 21, 2010. The credit agreement includes covenants that, among other things, restrict the creation of liens and certain dispositions of property by Holding Company subsidiaries that are guarantors. Obligations under the credit agreement are immediately due and payable upon the occurrence of certain events of default.

Senior Secured 7.85% Notes Due 2012 — ACEP

In January 2004, ACEP issued senior secured notes due 2012. The notes, in the aggregate principal amount of $215.0 million, bore interest at the rate of 7.85% per annum, which will be paid every six months, on February 1 and August 1.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

12. Long-Term Debt  - (continued)

The indenture governing the ACEP’s 7.85% senior secured notes due 2012 restricted the payment of cash dividends or distributions by ACEP, the purchase of its equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to ACEP’s notes and investments as “restricted payments.” The indenture also prohibited the incurrence of debt or the issuance of disqualified or preferred stock, as defined, by ACEP, with certain exceptions, provided that ACEP may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of December 31, 2007, such ratio was in excess of 2.0 to 1.0. The indenture also restricted the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license, concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The indenture governing the ACEP notes allowed ACEP and its restricted subsidiaries to incur indebtedness, among other things, of up to $50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in its business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt, and additional indebtedness of up to $10.0 million.

Senior Secured Revolving Credit Facility — ACEP

Effective May 11, 2006, ACEP, and certain of ACEP’s subsidiaries, as guarantors, entered into an amended and restated credit agreement with Wells Fargo Bank N.A., as syndication agent, Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. As of December 31, 2007, the interest rate on the outstanding borrowings under the credit facility was 6.35% per annum. The credit agreement amends and restates, and is on substantially the same terms as, a credit agreement entered into as of January 29, 2004. Under the credit agreement, ACEP will be permitted to borrow up to $60.0 million. Obligations under the credit agreement are secured by liens on substantially all of the assets of ACEP and its subsidiaries. The credit agreement has a term of four years and all amounts will be due and payable on May 10, 2010. As of December 31, 2007, there were $40.0 million of borrowings under the credit agreement. The borrowings were incurred to finance a portion of the purchase price of the Aquarius.

The credit agreement includes covenants that, among other things, restrict the incurrence of additional indebtedness by ACEP and its subsidiaries, the issuance of disqualified or preferred stock, as defined, the creation of liens by ACEP or its subsidiaries, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license or concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The credit agreement also requires that, as of the last date of each fiscal quarter, ACEP’s ratio of consolidated first lien debt to consolidated cash flow not be more than 1.0 to 1.0.

As described in Note 18, “Subsequent Events,” on February 20, 2008, AEP sold all of the issued and outstanding membership interests of ACEP. Pursuant to the terms of the agreement, AEP caused ACEP to repay from funds provided by AEP the principal, interest, prepayment penalty or premiums due on ACEP’s 7.85% senior secured notes due 2012 and ACEP’s senior secured credit facility.

Senior Secured Revolving Credit Facility — NEG Oil & Gas LLC

On December 22, 2005, NEG Oil & Gas entered into a credit facility, dated as of December 20, 2005, with Citicorp USA, Inc. as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and certain other lender parties.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

12. Long-Term Debt  - (continued)

Under the credit facility, NEG Oil & Gas was permitted to borrow up to $500.0 million. Borrowings under the revolving credit facility was subject to a borrowing base determination based on the oil and gas properties of NEG Oil & Gas and its subsidiaries and the reserves and production related to those properties. Obligations under the credit facility were secured by liens on all of the assets of NEG Oil & Gas and its wholly owned subsidiaries. The credit facility had a term of five years and all amounts were due and payable on December 20, 2010. Advances under the credit facility would be in the form of either base rate loans or Eurodollar loans, each as defined. At December 31, 2005, the interest rate on the outstanding amount under the credit facility was 6.44%. Commitment fees for the unused credit facility ranged from 0.375% to 0.50% and were payable quarterly.

NEG Oil & Gas used the proceeds of the initial $300.0 million borrowings to (1) purchase the existing obligations of its indirect subsidiary, NEG Operating, from the lenders under NEG Operating’s credit facility with Mizuho Corporate Bank, Ltd., as administrative agent; (2) repay a National Onshore loan borrowed from Icahn Enterprises of approximately $85.0 million used to purchase properties in the Minden Field; (3) pay a distribution to Icahn Enterprises of $78.0 million and (4) pay transaction costs.

As discussed above, on November 21, 2006, our indirect wholly owned subsidiary, AREP O & G Holdings LLC, consummated the sale of all of the issued and outstanding membership interests of NEG Oil & Gas LLC to SandRidge, for aggregate consideration consisting of $1.025 billion in cash, 12,842,000 shares of SandRidge’s common stock, valued at $18 per share on the date closing, and the repayment by SandRidge of the outstanding borrowings under the NEG Oil & Gas $300.0 million credit facility.

Credit Agreement — Metals

On December 30, 2004, Philip and its subsidiaries, including PSC Metals, entered into a credit agreement (the “Credit Agreement”) with UBS Securities LLC, as lead arranger, and three other financial institutions, of up to $120.0 million, which matures on December 30, 2009. Prior to our acquisition of PSC Metals on November 5, 2007, PSC Metals was a co-borrower under the Credit Agreement and had granted a security interest in substantially all of its assets to secure its obligation thereunder. The Credit Agreement provides for a revolving line of credit, subject to a borrowing base formula calculated on eligible accounts receivable and eligible scrap metal inventory. Borrowings under the Credit Agreement bear interest at a rate equal to the base rate (which is based on the UBS AG Bank “prime rate”) plus 1.00%, 1.25% or 1.50% depending on Philip’s total liquidity.

In connection with our acquisition of PSC Metals on November 5, 2007, approximately $34.6 million of the proceeds from the transaction were used to release PSC Metals from all claims, guarantees and future obligations under the Credit Agreement. In addition, Philip used a portion of the proceeds to collaterize PSC Metals’ letters of credit of approximately $6.3 million. PSC Metals is currently under negotiations to enter into a $100.0 million asset-based borrowing agreement. Subsequent to the consummation of the borrowing agreement, PSC Metals will fund its letters of credit from its borrowing base and funds used to collaterize the letters of credit by Philip will be released.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

12. Long-Term Debt  - (continued)

Mortgages Payable

Mortgages payable, all of which are non-recourse to us, are summarized below. The mortgages bear interest at rates between 4.97 and 7.99% and have maturities between September 1, 2008 and July 1, 2016. The following is a summary of mortgages payable (in $000s):

	December 31,
	2007	2006
Total mortgages	$104,030	$109,289
Less mortgages on properties held for sale	(12,879)	(13,592)
	$91,151	$95,697

On June 30, 2006, certain of our indirect subsidiaries engaged in property development and associated resort activities entered into a $32.5 million loan agreement with Textron Financial Corp. The loan is secured by a mortgage on our New Seabury golf course and resort in Mashpee, Massachusetts. The loan bears interest at the rate of 7.96% per annum and matures in five years with a balloon payment due of $30.0 million. Annual debt service payments of $3.0 million are required, which are payable in monthly installment amounts based on a 25-year amortization schedule.

Secured Revolving Credit Agreement — WestPoint Home

On June 16, 2006, WestPoint Home, Inc., an indirect wholly owned subsidiary of WPI, entered into a $250.0 million loan and security agreement with Bank of America, N.A., as administrative agent and lender. On September 18, 2006, The CIT Group/Commercial Services, Inc., General Electric Capital Corporation and Wells Fargo Foothill, LLC were added as lenders under this credit agreement. Under the five-year agreement, borrowings are subject to a monthly borrowing base calculation and include a $75.0 million sub-limit that may be used for letters of credit. Borrowings under the agreement bear interest, at the election of WestPoint Home, either at the prime rate adjusted by an applicable margin ranging from minus 0.25% to plus 0.50% or LIBOR adjusted by an applicable margin ranging from plus 1.25% to 2.00%. WestPoint Home pays an unused line fee of 0.25% to 0.275%. Obligations under the agreement are secured by WestPoint Home’s receivables, inventory and certain machinery and equipment.

The agreement contains covenants including, among others, restrictions on the incurrence of indebtedness, investments, redemption payments, distributions, acquisition of stock, securities or assets of any other entity and capital expenditures. However, WestPoint Home is not precluded from effecting any of these transactions if excess availability, after giving effect to such transaction, meets a minimum threshold.

As of December 31, 2007, there were no borrowings under the agreement, but there were outstanding letters of credit of approximately $15.3 million.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

12. Long-Term Debt  - (continued)

Maturities

The following is a summary of the maturities of our debt obligations (in $000s):

2008	$302,661
2009	7,661
2010	2,111
2011	31,873
2012	354,100
Thereafter	1,608,421
$2,306,827

13. Compensation Arrangements

a.	Investment Management Operations

The Investment Management Entities have entered into agreements with certain of their employees whereby these employees have been granted rights to participate in a portion of the management fees and incentive allocations earned by the Investment Management Entities, typically net of certain expenses and generally subject to various vesting provisions. The vesting period of these rights is generally between two to seven years, and such rights expire at the end of the contractual term of each respective employment agreement. Up to 100% of the amounts earned annually under such rights in respect of management fees may be deferred for a period not to exceed ten years from the date of deferral, based on an annual election made by the employee for the upcoming fiscal year’s respective management fee. These amounts remain invested in the Private Funds and generally earn the rate of return of these funds, before the effects of any management fees or incentive allocations, which are waived on such deferred amounts. Accordingly, these rights are accounted for as liabilities in accordance with SFAS No. 123R and remeasured at fair value each reporting period until settlement.

Prior to the adoption of SFAS No. 123R, the Investment Management Entities had accounted for such rights under APB 25, which measured the liability at intrinsic value. The adoption of SFAS No. 123R and the remeasurement of all previously outstanding rights did not have any impact on the consolidated financial statements as the intrinsic value of these awards, as further described herein, approximates their fair value.

The fair value of amounts deferred in respect of management fees is determined at the end of each reporting period based, in part, on the (i) fair value of the underlying net assets of the Private Funds, upon which the respective management fees are based and (ii) performance of the funds in which the deferred amounts are reinvested. The carrying value of such amounts represents the allocable management fees initially deferred and the appreciation or depreciation on any reinvested deferrals. These amounts approximate fair value because the appreciation or depreciation on the deferrals is based on the fair value of the Private Funds’ investments, which are marked-to-market through earnings on a quarterly basis.

The Investment Management Entities recorded compensation expense of $21.8 million, $17.3 million and $3.3 million related to these rights for the fiscal 2007, fiscal 2006 and fiscal 2005, respectively, which is included in expenses of our Investment Management operations in the consolidated statements of operations. Compensation expense arising from deferral arrangements is recognized in the consolidated financial statements over the vesting period. Accordingly, unvested balances of deferred management fee allocations to certain employees are not reflected in the consolidated financial statements. Deferred amounts not yet recognized as compensation expense within the consolidated statements of operations were $9.7 million, $8.0 million and $3.4 million as of December 31, 2007, 2006 and 2005, respectively. That cost is expected to be recognized over a weighted average of 3.4 years. Cash paid to settle rights that had been withdrawn for fiscal 2007, fiscal 2006 and fiscal 2005 was $13.8, $6.4 million and $1.0 million, respectively.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

13. Compensation Arrangements  - (continued)

The liabilities incurred by Icahn Management related to the rights granted to certain employees to participate in a portion of the management fees earned by Icahn Management remained with Icahn Management upon the execution of the Contribution Agreement on August 8, 2007. However, because the employees to whom these rights were granted became employees of New Icahn Management on August 8, 2007, New Icahn Management recognizes the future compensation expense associated with the unvested portion of rights granted by Icahn Management, even though such liability will be settled by Icahn Management, with a corresponding increase to partners’ equity.
b.	All Other Operations

On June 29, 2005, Icahn Enterprises granted 700,000 nonqualified unit options to the then chief executive officer to purchase up to 700,000 of Icahn Enterprises’depositary units at an exercise price of $35 per unit which would vest over a period of eight years. The options were granted for services performed for both us and Icahn Enterprises. On March 14, 2006, our chief executive officer resigned from that position, became a director and Vice Chairman of the Board of Icahn Enterprises GP, and was designated as Icahn Enterprises GP’s principal executive officer. These changes in status caused the options to be cancelled in accordance with their terms.

In accordance SFAS No. 123R, the cancellation required that any previously unrecognized compensation cost be recognized at the date of cancellation and accordingly we recorded a compensation charge of $6.2 million in the quarter ended December 31, 2006, or the fourth quarter of fiscal 2006, related to the previously unrecognized compensation cost.

14. Employee Benefit Plans

We and certain of our subsidiaries have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer, within prescribed limits, a portion of their income on a pre-tax basis through contributions to the plans. We currently match the deferrals based upon certain criteria, including levels of participation by our employees. We recorded charges for matching contributions of $2.6 million, $1.8 million and $1.4 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

We adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment to FASB Statements No. 87, 88, 106, and 132 (“SFAS No. 158”) as of December 31, 2007. The adoption of SFAS No. 158 did not have a material impact on our consolidated financial statements. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

15. Segment Reporting

As of December 31, 2007, our four reportable segments are: (1) Investment Management; (2) Metals; (3) Real Estate and (4) Home Fashion. Our Investment Management segment provides investment advisory and certain management services to the Private Funds, but does not provide such services to any other entities, individuals or accounts. Our Metals segment consists of PSC Metals. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. Our Real Estate segment includes rental real estate that primarily consists of fee and leasehold properties in 16 states as of December 31, 2007, property development that is primarily focused on the construction and sale of single-family houses and residential developments and the operation of resort properties associated with our residential developments. The three related operating lines of our Real Estate segment are all individually immaterial and have been aggregated for purposes of reporting financial information related to its operations. Our Home Fashion segment, through our subsidiary, WPI, markets a broad range of manufactured and sourced bed, bath and basic bedding products.

We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements, nor synonymous with cash flow from operations. As discussed in Note 12, “Long-Term Debt,” the terms of financings for the Home Fashion and Real Estate segments impose restrictions on their ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.

In the table below the Investment Management segment is represented by the first four columns. The first column, entitled Icahn Enterprises’ Interests, represents our interests in the results of operations of the Investment Management segment without the impact of eliminations arising from the consolidation of the Private Funds. This includes the gross amount of management fees, incentive allocations and returns on investments in the Private Funds that are attributable to Icahn Enterprises only. This also includes gains and losses on Icahn Enterprises’ direct investments in the Private Funds. The second column represents the total consolidated income and expenses of the Private Funds for all investors, including Icahn Enterprises, before eliminations. The third column represents the eliminations required in order to arrive at our consolidated U.S. GAAP reported income for the segment.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

15. Segment Reporting  - (continued)

We do not present geographic segment information because sales derived outside of North America are immaterial compared to our consolidated revenues for fiscal 2007, fiscal 2006 and fiscal 2005. The following tables set forth consolidated operating results for our segments to arrive at our consolidated income from continuing operations (in $000s):

For the Year Ended December 31, 2007

	Investment Management Operations					All Other Operations				Total
	Icahn Enterprises Holdings’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income	Metals	Real Estate	Home Fashion	Holding Company	U.S. GAAP Reported Income
Revenues:
Management fees	$127,994		$—	$(117,377)	$10,617	$—	$—	$—	$—	$10,617
Incentive allocations	71,329		—	(71,329)	—	—	—	—	—	—
Net gain from investment activities	21,234	(1)	354,873	(21,234)	354,873	—	—	—	82,642	437,515
Interest, dividends and other income	752		222,012	—	222,764	734	7,139	6,032	129,273	365,942
Other income, net	—		—	—	—	(1,160)	301	15,785	37,928	52,854
Other segment revenues	—		—	—	—	834,106	102,922	683,670	—	1,620,698
	221,309		576,885	(209,940)	588,254	833,680	110,362	705,487	249,843	2,487,626
Costs and expenses	46,824		38,442	—	85,266	796,173	91,893	842,183	36,563	1,852,078
Interest expense	—		14,521	—	14,521	676	6,556	1,946	118,691	142,390
Income (loss) from continuing operations before income taxes and non-controlling interests	174,485		523,922	(209,940)	488,467	36,831	11,913	(138,642)	94,589	493,158
Income tax (expense) benefit	(4,311)		—	—	(4,311)	5,007	440	(19)	(9,553)	(8,436)
Non-controlling interests in (income) loss	—		(298,277)	(15,705)	(313,982)	—	—	53,421	(462)	(261,023)
Income (loss) from continuing operations	$170,174		$225,645	$(225,645)	$170,174	$41,838	$12,353	$(85,240)	$84,574	$223,699

(1)
The Holding Company made three equal investments in September, October and November 2007 aggregating $700 million in the Private Funds for which no management fees or incentive allocations are applicable. The net gain from investment activities of $21.2 million earned by the interests of Icahn Enterprises in the Investment Management Entities in fiscal 2007 consists of two components. The first reflects a net gain of $36.9 million relating to the increase in the General Partners’ investment in the Private Funds as a result of earned incentive allocations and the return on the General Partners’ investment. The second component, which is eliminated in our consolidated financial statements, includes a net investment loss in fiscal 2007 of $15.7 million on the $700 million invested in the Private Funds by the Holding Company.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

15. Segment Reporting  - (continued)

For the Year Ended December 31, 2006

	Investment Management Operations				All Other Operations				Total
	Icahn Enterprises Holdings’ Interests	Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income	Metals	Real Estate	Home Fashion	Holding Company	U.S. GAAP Reported Income
Revenues:
Management fees	$82,415	$—	$(82,415)	$—	$—	$—	$—	$—	$—
Incentive allocations	190,478	—	(190,478)	—	—	—	—	—	—
Net gain from investment activities	25,822	1,030,740	(25,822)	1,030,740	—	—	—	91,308	1,122,048
Interest, dividends and other income	345	73,218	—	73,563	—	2,708	4,520	43,189	123,980
Other income, net	—	—	—	—	5,144	(92)	2,309	17,071	24,432
Other segment revenues	—	—	—	—	710,054	132,610	890,840	—	1,733,504
	299,060	1,103,958	(298,715)	1,104,303	715,198	135,226	897,669	151,568	3,003,964
Costs and expenses	37,629	32,205	—	69,834	667,118	105,825	1,034,216	25,822	1,902,815
Interest expense	—	9,901	—	9,901	160	5,734	613	72,853	89,261
Income (loss) from continuing operations before income taxes and non-controlling interests	261,431	1,061,852	(298,715)	1,024,568	47,920	23,667	(137,160)	52,893	1,011,888
Income tax (expense) benefit	(1,763)	—	—	(1,763)	2,845	234	(114)	(513)	689
Non-controlling interests in (income) loss	—	(763,137)	—	(763,137)	—	—	65,827	—	(697,310)
Income (loss) from continuing operations	$259,668	$298,715	$(298,715)	$259,668	$50,765	$23,901	$(71,447)	$52,380	$315,267

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

15. Segment Reporting  - (continued)

For the Year Ended December 31, 2005

	Investment Management Operations				All Other Operations				Total
	Icahn Enterprises Holdings’ Interests	Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income	Metals	Real Estate	Home Fashion	Holding Company	U.S. GAAP Reported Income
Revenues:
Management fees	$44,201	$—	$(44,201)	$—	$—	$—	$—	$—	$—
Incentive allocations	57,302	—	(57,302)	—	—	—	—	—	—
Net gain (loss) from investment activities	1,887	305,440	(1,887)	305,440	—	—	—	(21,260)	284,180
Interest, dividends and other income	168	47,268	—	47,436	1,457	619	1,819	38,736	90,067
Other income, net	—	—	—	—	—	3	(379)	9,682	9,306
Other segment revenues	—	—	—	—	600,989	98,392	441,771	—	1,141,152
	103,558	352,708	(103,390)	352,876	602,446	99,014	443,211	27,158	1,524,705
Costs and expenses	18,093	7,914	—	26,007	569,836	81,596	462,115	17,142	1,156,696
Interest expense	—	43	—	43	278	4,451	67	62,054	66,893
Income (loss) from continuing operations before income taxes and non-controlling interests	85,465	344,751	(103,390)	326,826	32,332	12,967	(18,971)	(52,038)	301,116
Income tax expense	(890)	—	—	(890)	(8,907)	(567)	(125)	(689)	(11,178)
Non-controlling interests in (income) loss	—	(241,361)	—	(241,361)	—	—	9,466	—	(231,895)
Income (loss) from continuing operations	$84,575	$103,390	$(103,390)	$84,575	$23,425	$12,400	$(9,630)	$(52,727)	$58,043

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

15. Segment Reporting  - (continued)

Total assets by reportable segment were as follows for the periods indicated (in $000s):

	December 31,
	2007	2006
Assets:
Investment Management operations	$8,049,887	$4,815,156
All other operations
Metals	322,671	220,067
Real Estate	397,432	382,220
Home Fashion	652,212	784,981
Subtotal	9,422,202	6,202,424
Assets held for sale	652,100	620,974
Reconciling items (1)	2,368,529	2,463,464
Total assets	$12,442,831	$9,286,862

(1)	Reconciling items relate principally to cash and investments of the Holding Company.

Total depreciation and amortization by reportable segment were as follows for the periods indicated (in $000s):

	Year Ended December 31,
	2007	2006	2005
All other operations
Metals	$10,418	$6,816	$4,097
Real Estate	5,669	5,692	4,730
Home Fashion	15,416	30,724	18,981
Amortization of interest expense - Holding Company	3,908	2,542	3,102
	$35,411	$45,774	$30,910

Total capital expenditures by reportable segment were as follows for the periods indicated (in $000s):

	Year Ended December 31,
	2007	2006	2005
All other operations
Metals	$27,346	$15,900	$26,972
Real Estate	3,236	3,378	2,443
Home Fashion	29,678	11,107	5,718
	$60,260	$30,385	$35,133

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

16. Income Taxes

The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows:

	December 31,
	2007	2006
Book basis of net assets excluding corporate entities	$2,453,742	$2,310,878
Book/tax basis difference	(255,149)	(95,300)
Tax basis of net assets	$2,198,593	$2,215,578

Our corporate subsidiaries recorded the following income tax (expense) benefit attributable to operations for our taxable subsidiaries (in $000s):

	Year Ended December 31,
	2007	2006	2005
Continuing Operations
Current	$(21,963)	$(5,138)	$(4,617)
Deferred	13,527	5,827	(6,561)
	$(8,436)	$689	$(11,178)

	Year Ended December 31,
	2007	2006	2005
Discontinued Operations
Current	$(15,991)	$(18,513)	$(9,785)
Deferred	(2,685)	1,394	(9,926)
	$(18,676)	$(17,119)	$(19,711)

The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows at December 31, (in $000s):

	December 31,
	2007	2006
Deferred tax assets:
Property, plant and equipment	$44,379	$51,642
Net operating loss	128,487	74,252
Other	41,470	24,791
Total deferred tax assets	214,336	150,685
Less: Valuation allowance	(167,038)	(116,799)
Total deferred tax assets after valuation allowance	47,298	33,886
Deferred tax liabilities
Other	(310)	(2,588)
Net deferred tax assets	$46,988	$31,298

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

16. Income Taxes  - (continued)

A reconciliation of the effective tax rate on continuing operations as shown in the consolidated statements of operations to the federal statutory rate is as follows:

	Year Ended December 31,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
Valuation allowance	3.0	0.5	4.8
Income not subject to taxation	(37.6)	(36.0)	(34.7)
Other	1.3	0.4	(1.30)
	1.7%	(0.1)%	3.8%

For the year ended December 31, 2007, the valuation allowance on deferred tax assets increased approximately $ 50.2 million. The increase is primarily attributable to a $ 71.1 million increase attributable to the additional valuation allowance established on the deferred tax assets of WPI, offset by a $20.2 million reversal of the valuation allowance at PSC Metals and a $0.7 million reversal at Atlantic Coast.

Former Gaming Segment

SFAS No. 109 requires a “more likely than not” criterion be applied when evaluating the realizability of a deferred tax asset. As of December 31, 2005, given Atlantic Coast’s history of losses for income tax purposes and certain other factors, Atlantic Coast had established a valuation allowance of $27.7 million on its deferred tax assets. However, at December 31, 2006, based on various factors including the sale of its gaming operations and the future taxable income projections from the reinvestment of the sales proceeds, Atlantic Coast determined that it was more likely than not that a significant portion of the deferred tax assets will be realized and removed $25.7 million of the valuation allowance.

At December 31, 2007, Atlantic Coast had federal net operating loss carryforwards totaling approximately $23.7 million, which will begin expiring in the year 2023 and forward. Additionally, Atlantic Coast had federal alternative minimum tax and general business credit carryforwards of approximately $2.1 million which expire in 2009 through 2026, and New Jersey alternative minimum assessment (AMA) credit carryforwards of approximately $1.4 million, which can be carried forward indefinitely.

Investment Management Segment

Through December 31, 2007, certain of the hedge fund entities within our Investment Management operations were subject to a New York City Unincorporated Business Tax (“UBT”) at a statutory rate of 4% on a portion of its net income. UBT is accounted for under SFAS No. 109.

Metals Segment

Management considers whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income, tax-planning strategies, and the expected reversal of deferred tax liabilities are considered in making this assessment. Based on the projected taxable income for 2007 and beyond, the Company has adjusted its valuation allowance with regard to its U.S. deferred tax assets. Accordingly, for the years ended December 31, 2007 and December 31, 2006, the valuation allowance has decreased by $20.2 and $21.9 million, respectively.

FIN 48

Certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

16. Income Taxes  - (continued)

We adopted the provisions FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recognized approximately a $1.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of partners’ equity. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in $000s):

Balance at January 1, 2007	$6,166
Additions based on tax positions related to the current year	120
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(3,056)
Settlements	—
Balance at December 31, 2007	$3,230

All of the unrecognized tax benefits at December 31, 2007, if recognized, would affect the annual effective tax rate. We believe it is reasonably possible that the unrecognized tax benefits could decrease by $1.8 million prior to December 31, 2008 as a result of settlements due to audits or the expiration of statutes of limitations. We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. The amount of accrued interest and penalties was $0.8 million and $1.2 million as of December 31, 2007 and January 1, 2007, respectively. The decrease in the accrued interest and penalties during the twelve months ended December 31, 2007 is a result of the decrease in the unrecognized tax benefit during the period.

17. Commitments and Contingencies

We are from time to time parties to various legal proceedings arising out of our businesses. We believe however, that other than the proceedings discussed below, there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

WPI Litigation

Federal Proceedings

In November and December 2005, the U.S. District Court for the Southern District of New York, or the District Court, rendered a decision in Contrarian Funds LLC v. WestPoint Stevens, Inc. et al., and issued orders reversing certain provisions of the Bankruptcy Court order (the “Sale Order”), pursuant to which we acquired our ownership of a majority of the common stock of WPI. WPI acquired substantially all of the assets of WestPoint Stevens, Inc. The District Court remanded to the Bankruptcy Court for further proceedings.

On April 13, 2006, the Bankruptcy Court entered a remand order (the “Remand Order”), which provided, among other things, that all of the shares of common stock and rights to acquire shares of common stock of WPI issued to us and the other first lien lenders or held in escrow pursuant to the Sale Order constituted “replacement collateral.” The Bankruptcy Court held that the 5,250,000 shares of common stock that we acquired for cash were not included in the replacement collateral. The Bankruptcy Court also held that, in the event of a sale of the collateral, including the sale of the shares we received upon exercise of certain subscription rights (the “Exercise Shares”), all proceeds would be distributed, pro rata, among all first lien lenders, including us, until the first lien debt was satisfied, in full. The parties filed cross-appeals of the Remand Order.

On October 9, 2007, the District Court entered an Order (the “October 9th Order”) on the appeal and cross-appeal. The District Court affirmed the Remand Order but held that, as to the Exercise Shares, any sale proceeds would be divided between us and the first lien lenders (including us), generally based upon the ratio of the amount we paid to exercise the rights to the total value of the Exercise Shares on the date they were acquired. We are holders of approximately 39.99% of the outstanding first lien debt and approximately 51.21% of the outstanding second lien debt.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

17. Commitments and Contingencies  - (continued)

Each of the parties has filed a notice of appeal with the United States Court of Appeals for the Second Circuit. As part of that appeal, the parties have the right to raise issues relating to the District Court’s November 2005 Opinion, and the Orders entered thereon, as well as issues relating to the October 9th Order.

Delaware Proceedings

On October 3, 2007, the Court of Chancery of the State of Delaware in and for New Castle County, or the Chancery Court, issued a Limited Status Quo Order (“the Order”) in Beal Bank, S.S.B., et. al. v. WestPoint International, Inc. et. al., in connection with the complaint filed on January 19, 2007, as amended, by Beal Bank, S.S.B. and certain creditors of WestPoint Stevens, Inc., collectively, the Plaintiffs. The Order required that WPI and subsidiaries seek a further court order, obtain consent, or give notice before engaging in certain actions. On October 15, 2007, the Chancery Court issued a Modified Limited Status Quo Order (the “Modified Order”), modifying certain provisions of the prior order to permit WPI and its subsidiaries to conduct ordinary course of business activities without further notice, consent, or order, including (i) ordinary course of business sales and purchases provided any particular transaction does not exceed $20,000,000 and (ii) transfers of excess inventory, unused equipment and/or unused real property to an unrelated third party provided the sale price for any particular real property transaction does not exceed $30,000,000.

We continue to vigorously defend against all claims asserted in the Federal and Delaware proceedings and believe that we have valid defenses. However, we cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI and its subsidiaries or the business prospects of WPI and its subsidiaries.

If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of December 31, 2007 and WPI’s results of operations for the period from the date of acquisition (August 8, 2005) through December 31, 2007. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and if so our financial statements could be materially different than as presented as of December 31, 2007, December 31, 2006 and December 31, 2005 and for the periods then ended.

Lear Corporation

Icahn Enterprises was named as a defendant in various actions filed in connection with its proposed merger agreement with Lear Corporation (“Lear”). The Lear shareholders rejected the merger and the merger agreement has terminated. Icahn Enterprises remains a party to an action filed in the Court of Chancery of the State of Delaware challenging the payment to us of a break-up fee as provided in the merger agreement. We intend to vigorously defend the Delaware action but we cannot predict the outcome of the action.

National Energy Group, Inc.

NEGI was informed that on February 1, 2008 a purported stockholder derivative and class action lawsuit styled Andrew T. Berger v. Icahn Enterprises LP, et al. (Case No. 3522-VCS) was filed in the Delaware Court of Chancery against NEGI, as a nominal defendant, Icahn Enterprises and various individual including one of our current directors. Icahn Enterprises indirectly beneficially owns 50.1% of the NEGI’s outstanding common stock. The complaint alleges, among other things, that certain of NEGI’s current and former officers and directors breached their fiduciary duties to NEGI and its stockholders in connection with NEGI’s previously announced November 21, 2006 sale to NEG Oil & Gas LLC, or NEG Oil & Gas, of NEGI’s former unconsolidated non-controlling 50% limited liability company interest in NEG Holding LLC, or NEG Holding, as a result of the exercise by NEG Oil & Gas of its contractual redemption option under the operating agreement governing NEG Holding.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

17. Commitments and Contingencies  - (continued)

Since the redemption of NEGI’s former interest in NEG Holding, NEGI has had no business operations and its principal assets consist of its cash and short-term investment balances, which currently aggregate approximately $47.8 million. As a result, on November 12, 2007, NEGI’s board of directors concluded that the liquidation and dissolution of NEGI, or the Dissolution, and the distribution of NEGI’s assets, or the Distribution, in connection therewith was in the best interests of the NEGI stockholders when compared to other alternatives. A special meeting of NEGI’s shareholders was scheduled for February 7, 2008 for all shareholders of record on December 27, 2007, or the Record Date, to consider and vote Dissolution and the Distribution.

As a result of the filing of the complaint, NEGI adjourned the special meeting to March 14, 2008 to permit the shareholders of NEGI to evaluate the lawsuit.

On March 14, 2008, the shareholders voted to approve the Dissolution. NEGI anticipates filing a Form 15 with the Securities and Exchange Commission, on or about March 26, 2008 for the purpose of deregistering its securities under the Exchange Act. As a result, NEGI suspended the filing of any further periodic reports under the Exchange Act and, absent contrary action by the SEC, its status as a public company will be terminated. No cash distributions will be made to NEGI’s shareholders until the NEGI board determines that NEGI has paid, or made adequate provision for the payment of its liabilities and obligations, including any liabilities relating to the lawsuit.

NEGI believes it has meritorious defenses to all claims and will vigorously defend the action; however, the lawsuit is in its early stages and we cannot predict the outcome of the litigation on us or on our interest in NEGI.

Metals

PSC Metals is subject to federal, state, local and foreign environmental laws and regulations concerning discharges to the air, soil, surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials and hazardous substances. PSC Metals is also subject to other federal, state, local and foreign laws and regulations including those that require PSC Metals to remove or mitigate the effects of the disposal or release of certain materials at various sites.

It is impossible to predict precisely what effect these laws and regulations will have on PSC Metals in the future. Compliance with environmental laws and regulations may result in, among other things, capital expenditures and costs and liabilities. Management believes, based on past experience and its best assessment of future events, that these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $24.3 million and $19.9 million at December 31, 2007 and 2006, respectively.

PSC Metals has been named as a potentially responsible or liable party under U.S. federal and state superfund laws in connection with various sites. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, PSC Metals has estimated its liability to remediate these sites to be immaterial at December 31, 2007 and 2006. If it is determined that PSC has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

17. Commitments and Contingencies  - (continued)

Estimates of PSC Metals’ liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may differ from current estimates. As additional information becomes available, estimates are adjusted. It is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could alter estimates and necessitate the recording of additional liabilities, which could be material. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a potentially responsible party at additional sites. The impact of such future events cannot be estimated at the current time.

Leases

Future minimum lease payments under operating leases and capital leases with initial or remaining terms of one or more years consist of the following at December 31, 2007 (in $000s):

	Operating Leases	Capital Leases
2008	$15,971	$86
2009	10,472	60
2010	8,985	64
2011	7,750	58
2012	7,033	—
Thereafter	37,280	—
Total minimum lease payments	$87,491	$268

Other

In the ordinary course of business, we, our subsidiaries and other companies in which we invest are parties to various legal actions. In management’s opinion, the ultimate outcome of such legal actions will not have a material effect on our consolidated financial statements taken as a whole.

18. Subsequent Events

Investment Management Operations

Amendments to Management Agreements

Effective January 1, 2008, the management agreements between New Icahn Management and the Private Funds were terminated resulting in the termination of the Feeder Funds’ and the Onshore Fund’s obligations to pay management fees thereunder. In addition, the limited partnership agreements of the Investment Funds (the “Investment Fund LPAs”) were amended to provide that, as of January 1, 2008, the General Partners will provide or cause their affiliates to provide to the Private Funds the administrative and back office services that were formerly provided by New Icahn Management (the “Services”) and in consideration of providing the Services, the General Partners will receive special profits interest allocations from the Investment Funds.

Prior to January 1, 2008, the management agreements provided for the management fees to be paid by each of the Feeder Funds and the Onshore Fund to New Icahn Management at the beginning of each quarter generally in an amount equal to 0.625% of the net asset value of each Investor’s (defined below) investment in the Feeder Fund or Onshore Fund, as applicable.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

18. Subsequent Events  - (continued)

The Investment Fund LPAs provide, effective January 1, 2008, that, the applicable General Partner will receive a special profits interest allocation at the end of each calendar year from each capital account maintained at the Investment Fund that is attributable to, in the case of the Onshore Fund, each limited partner in the Onshore Fund and, in the case of the Feeder Funds, each investor in the Feeder Funds (excluding certain investors that were not charged management fees including affiliates of Mr. Icahn) (each, an “Investor”). This allocation is generally equal to 0.625% of the balance in each fee-paying capital account as of the beginning of each quarter (for each Investor, the “Target Special Profits Interest Amount”) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent net increases (i.e., net profits) are allocated to an Investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in any year cannot exceed the net profits allocated to such Investor in such year. In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an Investor for a calendar year, a special profits interest allocation will be made to the extent of such net profits, if any, and the shortfall will be carried forward (without interest or a preferred return) and added to the Target Special Profits Interest Amount determined for such Investor for the next calendar year. Appropriate adjustments will be made to the calculation of the special profits interest allocation for new subscriptions and withdrawals by Investors. In the event that an Investor withdraws or redeems in full from a Feeder Fund or the Onshore Fund before the full targeted Target Special Profits Interest Amount determined for such Investor has been allocated to the General Partner in the form of a special profits interest allocation, the amount of the Target Special Profits Interest Amount that has not yet been allocated to the General Partner will be eliminated and the General Partner will never receive it.

Effective January 1, 2008, the Contribution Agreement and the employment agreements of Messrs. Carl C. Icahn, Keith A. Meister and Vincent J. Intrieri were amended to accommodate the termination of the management agreements.

Effective January 1, 2008, Icahn Enterprises entered into an agreement with Carl C. Icahn, CCI Onshore, CCI Offshore, Icahn Management LP and Icahn Management. This agreement, (the “Icahn Amendment Agreement”) amends certain provisions of (A) the Contribution Agreement and (B) the Icahn Employment Agreement, as defined herein, dated as of August 8, 2007 among the New Icahn Management and Carl Icahn. Pursuant to the Icahn Amendment Agreement, the reference to (i) management fees payable to New Icahn Management with respect to the Private Funds pursuant to the management agreements in the definition of “Hedge Fund Earnings” in the Contribution Agreement was deleted and replaced with (i) special profits interest allocation made to the Onshore GP and the Offshore GP with respect to the Investment pursuant to the limited partnership agreement of each Master Fund in effect from time to time. Similarly, the references to “management fee” in Section 1(a) and Section 2(a) of Exhibit A of the Icahn Employment Agreement were deleted and replaced with “special profits interest allocation.” Furthermore, although the obligation of the Onshore Fund and the Feeder Funds to pay management fees was terminated, it was agreed in the Icahn Amendment Agreement provided that Mr. Icahn would continue to be obligated to pay a 2% fee on (i) the fifty percent of his annual bonus incentive that under the Icahn Employment Agreement is deferred and deemed invested in the Private Funds, and (ii) the amount of his personal funds that Mr. Icahn is required to keep invested in the Private Funds if prior to August 8, 2012 he, for any reason, ceases to serve as Chief Executive Officer of New Icahn Management and as the individual primarily responsible for the management of the Private Funds’ investment portfolios.

Other

Subsequent to December 31, 2007, through March 17, 2008, the Onshore Fund received $60.0 million in subscriptions from Onshore Fund fee paying limited partners, of which $24.8 million was received prior to January 1, 2008 and is reflected as a liability in the consolidated balance sheets. Subsequent to December 31, 2007, there were partnership withdrawals of $40.9 million from the Onshore Fund fee paying limited partners which are reflected as a liability in the consolidated balance sheets.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

18. Subsequent Events  - (continued)

Subsequent to December 31, 2007, through March 17, 2008, Offshore Master Fund I received $165.3 million in subscriptions from Offshore Master Fund I fee paying limited partners, of which $120.0 million was received prior to January 1, 2008 and is reflected as a liability in the consolidated balance sheets. Subsequent to December 31, 2007, there were partnership withdrawals of $46.8 million from Offshore Master Fund I fee paying limited partners which are reflected as a liability in the consolidated balance sheets.

Subsequent to December 31, 2007, through March 17, 2008, Offshore Master Fund II received $105.1 million in capital contributions from external investors. After these contributions, Offshore Master Fund II has no unfunded capital commitments.

Subsequent to December 31, 2007, through March 17, 2008, Offshore Master Fund III received $40.0 million in capital contributions from external investors. After these contributions, Offshore Master Fund III has no unfunded capital commitments.

In addition there were net contributions of $9.3 million to the Private Funds from affiliated parties.

Consummation of ACEP Sale

On February 20, 2008, we consummated on the sale of our subsidiary, ACEP, which owns the Stratosphere and three other Nevada gaming properties. The purchaser was an affiliate of Whitehall Street Real Estate Fund. With the consummation of this transaction at a purchase price of $1.2 billion, we anticipate realizing a gain of approximately $700 million, before taxes, subject to resolution of post-closing adjustments.

In connection with the closing, ACEP has accepted for payment and has repaid all of its outstanding 7.85% Senior Secured Notes due 2012, which were tendered pursuant to ACEP’s previously announced tender offer and consent solicitation. In addition, ACEP has repaid in full all amounts outstanding, and terminated all commitments, under its credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders thereunder.

We elected to deposit approximately $1.156 billion of the gross proceeds from the sale into escrow accounts to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Such proceeds were received into the escrow accounts pending the fulfillment of Section 1031 exchange requirements. There are no assurances that we will fulfill our Section 1031 exchange obligations using the entire amount of proceeds placed into escrow.

NEGI

On February 1, 2008, NEGI was informed that a purported stockholder derivative and class action lawsuit styled Andrew T. Berger v. Icahn Enterprises LP, et al. (Case No. 3522-VCS) was filed in the Delaware Court of Chancery against NEGI, as a nominal defendant, and Icahn Enterprises and one of our current directors, as additional defendants. We indirectly beneficially own 50.1% of NEGI’s outstanding common stock. The complaint alleges, among other things, that certain of NEGI’s current and former officers and directors breached their fiduciary duties to NEGI and its stockholders in connection with NEGI’s previously announced November 21, 2006 sale to NEG Oil & Gas of NEGI’s former unconsolidated non-controlling 50% limited liability company interest in NEG Holding, as a result of the exercise by NEG Oil & Gas of its contractual redemption option under the operating agreement governing NEG Holding.

NEGI believes it has meritorious defenses to all claims; however, the lawsuit is in its early stages and we cannot predict the outcome of the litigation on our interest in NEGI. See Note 17, “Commitments and Contingencies,” for additional information.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2007, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We made no change in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for an assessment of the effectiveness of internal control over financial reporting; as such items are defined in Rule 13a-15f under the Exchange Act.

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

Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2007, is effective.

PSC Metals is excluded from our assessment of the effectiveness of internal controls over financial reporting as of December 31, 2007. PSC Metals constitutes approximately 2.6% and 33.5% of our consolidated total assets and total revenues for fiscal 2007, respectively. Because this acquisition occurred in the fourth quarter of 2007, Icahn Enterprises Holdings is not including PSC Metals in its assessment because it is not required to do so nor is it practicable to do so.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, offices held and ages of the directors and executive officers of Icahn Enterprises GP as of March 10, 2008 are as follows:

Name	Age	Position
Carl C. Icahn	72	Chairman of the Board
William A. Leidesdorf	62	Director
Vincent J. Intrieri	51	Director
James L. Nelson	58	Director
Jack G. Wasserman	71	Director
Keith A. Meister	34	Principal Executive Officer and Vice Chairman of the Board
Peter K. Shea	56	President
Andrew R. Skobe	43	Interim Chief Financial Officer, Chief Accounting Officer and Treasurer

Carl C. Icahn has served as Chairman of the Board of Icahn Enterprises GP since 1990. As discussed elsewhere in further detail, on August 8, 2007, we acquired the Partnership Interests, which consists of the general partnership interests in the General Partners and New Icahn Management. Since the acquisition, Mr. Icahn has served as Chief Executive Officer of our subsidiary, New Icahn Management. Mr. Icahn also serves as Chief Executive Officer of the General Partners. The investment strategy of the General Partners is set and led by Mr. Icahn. See Part I, Item 1, “Business — Acquisition of Investment Management Business,” for a further description of our Investment Management Business. Prior to the acquisition of the Partnership Interests on August 8, 2007, Mr. Icahn managed these private investment funds through his entities, CCI Onshore and CCI Offshore. In addition, from September 2004 to February 2005, Mr. Icahn served as the sole member of the predecessors of CCI Onshore and CCI Offshore, CCI Onshore LLC and CCI Offshore LLC, respectively. Mr. Icahn has served as a director of WPI since October, 2005. Since 1984, Mr. Icahn has also served as Chairman of the Board and a director of Starfire Holding Corporation, a privately held holding company. Mr. Icahn was also Chairman of the Board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005. Mr. Icahn has served as chairman of the board and as a director of American Railcar Industries, Inc., or ARI, a company that is primarily engaged in the business of manufacturing covered hopper and tank railcars, since 1994. From October 1998 through May 2004, Mr. Icahn was the president and a director of Stratosphere Corporation, the owner and operator of the Stratosphere Hotel and Casino in Las Vegas, which was recently sold as part of the sale of our membership interest in ACEP. From September 2000 to February 2007, Mr. Icahn served as the chairman of the board of GB Holdings, Inc., which owned an interest in Atlantic Coast, the owner and operator of The Sands casino in Atlantic City until November 2006. Mr. Icahn has been chairman of the board and a director of XO Holdings, Inc., a telecommunications services provider, since February 2006, and of its predecessor from January 2003 to February 2006. Mr. Icahn has served as a director of Cadus Corporation, a company engaged in the ownership and licensing of yeast-based drug discovery technologies since July 1993. In May 2005, Mr. Icahn became a director of Blockbuster Inc., a provider of in-home movie rental and game entertainment. In September 2006, Mr. Icahn became a director of ImClone, a biopharmaceutical company, and since October 2006, has been the chairman of the board of ImClone. In August 2007, Mr. Icahn became a director of WCI Communities, Inc., or WCI, a homebuilding company, and since September 2007, has been the chairman of the board of WCI. In December 2007, Mr. Icahn became a director of Federal-Mogul Corporation, or Federal-Mogul, a supplier of automotive products, and since January 2008, has been the chairman of the board of Federal-Mogul.

William A. Leidesdorf has served as a director of Icahn Enterprises GP since March 1991. Since December 2003, Mr. Leidesdorf has served as a director of AEP. From May 2005 until November 15, 2007, Mr. Leidesdorf served as a director of Atlantic Coast. Mr. Leidesdorf was a director of Renco Steel Group, Inc. and was a director of its subsidiary, WCI Steel, Inc., a steel producer which filed for Chapter 11 bankruptcy protection in September 2003. Since June 1997, Mr. Leidesdorf has been an owner and a managing director of Renaissance Housing, LLC, a company primarily engaged in acquiring multifamily residential properties. From April 1995 through December 1997, Mr. Leidesdorf acted as an independent real estate investment banker.

Vincent J. Intrieri has served as a Director of Icahn Enterprises GP since July 2006. Since December 2006, Mr. Intrieri has been a director of NEGI. Since August 2005, Mr. Intrieri has been a director of WPI. Since November 2004, Mr. Intrieri has been a Senior Managing Director of the Onshore Fund (whose General Partner is the Onshore GP) and the Offshore Master Funds (whose General Partner is the Offshore GP). On August 8, 2007, we acquired the general partnership interests in the General Partners. See Part I, Item 1, “Business — Acquisition of Investment Management Business,” for a further description of Investment Management Business. Since January 1, 2005, Mr. Intrieri has been Senior Managing Director of Icahn Associates Corp. and High River Limited Partnership, entities primarily engaged in the business of holding and investing in securities. Since April 2005, Mr. Intrieri has been the President and Chief Executive Officer of Philip, an industrial services company. Since August 2005, Mr. Intrieri has served as a director of ARI. From March 2005 to December 2005, Mr. Intrieri was a Senior Vice President, the Treasurer and the Secretary of ARI. Since April 2003, Mr. Intrieri has been chairman of the board of directors and a director of Viskase Companies, Inc., a producer of cellulosic and plastic casings used in preparing and packaging processed meat products. Mr. Intrieri also serves on the boards of directors of the following companies: Lear Corporation, a supplier of automotive interior systems and components; XO Holdings., a telecommunications company; and Federal-Mogul, a supplier of automotive products. With respect to each company mentioned above, Mr. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities. Mr. Intrieri is a certified public accountant.

James L. Nelson has served as a director of Icahn Enterprises GP since June 2001. Since December 2003, Mr. Nelson has served as a director of AEP. From May 2005 until November 15, 2007, Mr. Nelson served as a director of Atlantic Coast. From 1986 until the present, Mr. Nelson has been Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc., a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, Mr. Nelson was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company in the mutual fund sector. From August 1995 until March 2001, he was on the Board of Orbitex Financial Services Group. Mr. Nelson currently serves as a director and Chairman of the Audit Committee of Viskase Companies, Inc., and as a director of Shuffle Master, Inc.

Jack G. Wasserman has served as a director of Icahn Enterprises GP since December 1993. Since December 2003, Mr. Wasserman served as a director of AEPC. From May 2005 until November 15, 2007, Mr. Wasserman has served as a director of Atlantic Coast. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida and the District of Columbia. From 1966 until 2001, he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm, and its predecessors. Since September 2001, Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Since December 1998, Mr. Wasserman has been a director of NEGI. Mr. Wasserman is also a director of Cadus Corporation, a biotechnology company. Affiliates of Mr. Icahn is a controlling shareholder of Cadus. Since March 2004, Mr. Wasserman has been a director of Triarc Companies, Inc., a publicly traded diversified holding company. Mr. Wasserman serves on the audit and compensation committees of Triarc.

Keith A. Meister has served as Principal Executive Officer and Vice Chairman of the Board of Icahn Enterprises GP since March 2006. He served as Chief Executive Officer of Icahn Enterprises GP from August 2003 until March 2006 and as President of Icahn Enterprises GP from August 2003 until April 2005. From August 8, 2007 until December 31, 2007, Mr. Meister served as an executive officer of New Icahn Management and, commencing January 1, 2008, Mr. Meister serves as Chief Executive Officer of Icahn Capital LP, or Icahn Capital. In addition, Mr. Meister is a Managing Director of the Onshore Fund (whose General Partner is the Onshore GP) and the Offshore Master Funds (whose General Partner is the Offshore GP). On August 8, 2007, we acquired the general partnership interests in the General Partners and New Icahn Management. See Part I, Item 1, “Business — Acquisition of Investment Management Business,” for a further description of Investment Management Business. Since June 2002, Mr. Meister has served as senior investment analyst of High River Limited Partnership, an entity primarily engaged in the business of holding and investing in securities. Mr. Meister also serves as a director of various direct and indirect subsidiaries of Icahn Enterprises. He also serves on the Boards of Directors of the following companies: XO Holdings, WCI and Federal-Mogul.

Peter K. Shea has served as President of Icahn Enterprises GP since December 2006. Since December 2006, Mr. Shea has been Head of Portfolio Company Operations at Icahn Enterprises Holdings. Since December 27, 2006, Mr. Shea has also served as a director of XO Holdings. Since December 2006, Mr. Shea has served as a director of ARI. Since December 20, 2006, Mr. Shea has served as a director of WPI. Since November 2006, Mr. Shea has been a director of Viskase Companies, Inc. Mr. Shea was an independent consultant to various companies and an advisor to private equity firms from 2002 until December 2006. During this period, he also served as Executive Chairman of Roncadin GmbH, a European food company, and a Board Director with Sabert Corporation, a manufacturer of plastics and packaging products. From 1997 to 2001, he was a Managing Director of H.J. Heinz Company in Europe, a manufacturer and marketer of a broad line of food products across the globe. Mr. Shea has been Chairman, Chief Executive Officer or President of other companies including SMG Corporation, John Morrell & Company and Polymer United. SMG and John Morrell were international meat processing firms and Polymer United was a leading plastics manufacturer operating throughout Central America. Previously, he held various executive positions, including Head of Global Corporate Development, with United Brands Company, a Fortune 100 company with a broad portfolio of companies operating in many sectors. Mr. Shea began his career with General Foods Corporation. He has also served on the Boards of Premium Standard Farms and New Energy Company of Indiana.

Andrew R. Skobe has served as interim Chief Financial Officer and Chief Accounting Officer of Icahn Enterprises GP since April 2, 2007 and as Treasurer of Icahn Enterprises GP since August 2006. Since November 15, 2007, Mr. Skobe has served as a director of Atlantic Coast. From January 2006 until August 2006, Mr. Skobe held the position of Treasury Director for Icahn Enterprises GP. Prior to that time, from 2002, Mr. Skobe was Vice President and Treasurer for the Columbia House Company. From 2001 to 2002, he was a Financial Consultant for Parsons Consulting and before that he was Chief Financial Officer and Director of Raging Knowledge, a privately held software company. Mr. Skobe has also held senior financial positions at the Dun & Bradstreet Corporation, Marvel Entertainment Group, Inc., General Motors and Manufacturers Hanover.

Audit Committee

James L. Nelson, William A. Leidesdorf and Jack G. Wasserman serve on our audit committee. We believe that the audit committee members are “independent” as defined in the currently applicable listing standards of the New York Stock Exchange. A copy of the audit committee charter is available on Icahn Enterprises' website at www.icahnenterprises.com/files/pdf/audit_committee_charter.pdf or may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.

Our audit committee meets formally at least once every month, and more often if necessary. In addition to the functions set forth in its charter, pursuant to our amended and restated agreement of limited partnership, the audit committee reviews potential conflicts of interest that may arise between us and Icahn Enterprises GP and its affiliates and Mr. Icahn.

The functions of our audit committee as set forth in our amended and restated partnership agreement include: (1) the review of our financial and accounting policies and procedures; (2) the review of the results of audits of thebooks and records performed by our outside auditors; (3) the review of allocations of overhead expenses in connection with the reimbursement of expenses to Icahn Enterprises GP and its affiliates; and (4) the review and approval of related party transactions and conflicts of interest in accordance with the terms of our partnership agreement.

Our board of directors has determined that we do not have an “audit committee financial expert,” within the meaning of Item 401(h) of Regulation S-K, serving on our audit committee. We believe that each member of the audit committee is financially literate and possesses sufficient experience, both professionally and by virtue of his service as a director and member of the audit committee of Icahn Enterprises GP, to be fully capable of discharging his duties as a member of our audit committee. However, none of the members of our audit committee has a professional background in accounting or “preparing, auditing, analyzing or evaluating financial statements.” If our audit committee determines that it requires additional financial expertise, it will either engage professional advisers or seek to recruit a member who would qualify as an “audit committee financial expert” within the meaning of Item 401(h) of Regulation S-K.

Jack G. Wasserman has been chosen to preside and currently presides at executive sessions of our non-management directors.

Interested parties may directly communicate with the presiding director or with the non-management directors as a group by directing all inquiries to our ethics hotline at (877) 888-0002.

Audit Committee Report

The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2007 audited financial statements with management; (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU§380); (3) the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1; and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the board of directors that our 2007 audited financial statements be included in this annual report on Form 10-K.

This report is provided by the following independent directors, who constitute the audit committee:

William A. Leidesdorf
James L. Nelson
Jack G. Wasserman

Code of Ethics

On October 25, 2004, Icahn Enterprises GP’s board of directors adopted a Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on Icahn Enterprises’ website at www.icahnenterprises.com/files/pdf/code_of_ethics.pdf and may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, attention: Investor Relations.

Corporate Governance Guidelines

On October 25, 2004, Icahn Enterprises GP’s board of directors adopted Corporate Governance Guidelines for Icahn Enterprises and its subsidiaries, including Icahn Enterprises Holdings. A copy of the Corporate Governance Guidelines is available on Icahn Enterprises’ website at www.icahnenterprises.com/files/pdf/corporate_governance.pdf and may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, attention: Investor Relations.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

In this section, we will provide an overview and analysis of the compensation programs of Icahn Enterprises GP, our general partner, the compensation decisions made under those programs, and the factors considered in making those decisions. Icahn Enterprises Holdings does not have any separate compensation programs, other than the compensation programs described herein of Icahn Enterprises GP for services provided to Icahn Enterprises and its subsidiaries, including Icahn Enterprises Holdings. Later in this section, under the heading “Additional Information Regarding Executive Compensation,” you will find a table containing specific information about the compensation earned by the following individuals in fiscal 2007, whom we refer to as the named executive officers of Icahn Enterprises GP, and who provided services in all capacities to Icahn Enterprises and its subsidiaries, including Icahn Enterprises Holdings:

•	Carl C. Icahn, Chairman of the Board (1)

•	Keith A. Meister, Principal Executive Officer and Vice Chairman

•	Peter A. Shea, President

•
Andrew R. Skobe, Interim Chief Financial Officer, Principal Accounting Officer and Treasurer. Mr. Skobe has held the title of Interim Chief Financial Officer and Principal Accounting Officer since April 2, 2007

•	Hillel Moerman, former Chief Financial Officer and Chief Accounting Officer, who held this position until March 28, 2007

The discussion below is intended to help you understand the detailed information provided in the table and put that information into context within our overall compensation program.

Overview of Compensation Program

Throughout this narrative discussion and in the accompanying table, we refer to our named executive officers. The key compensation package provided to our named executive officers consists of (i) base salary, (ii) incentive compensation and (iii) Icahn Enterprises’ 401(k) Plan and other benefits. The key compensation provided to Messrs. Icahn and Meister consists of salary and bonus pursuant to employment agreements entered into with Icahn Enterprises and/or our subsidiary, New Icahn Management, and the General Partners and, in the case of Mr. Meister, for fiscal 2007, certain management fees and incentive allocations. See “Additional Information Regarding Executive Compensation — Summary Compensation Table” for the compensation received by each of our named executive officers for fiscal 2007. Executive compensation levels and bonuses are established based upon the recommendation of our chairman, which are discussed with members of the board. The board of directors does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.

Compensation Philosophy and Objectives

Our executive compensation philosophy is designed to support our key business objectives while maximizing value to Icahn Enterprises’ unitholders. The objectives of our compensation structure are to attract and retain valuable employees, assure fair and internally equitable pay levels and provide a mix of base salary and variable bonuses that provides motivation and awards performance. At the same time, we seek to optimize and manage compensation costs.

The primary components of our executive compensation are base salary and annual bonus, payable in cash. In addition, Mr. Meister receives certain management fees and incentive allocations as described elsewhere in this report. Base salary is paid for ongoing performance throughout the year and is determined based on job function and each executive’s contribution to our performance and achievement of our overall business objectives. Our annual bonuses are intended to reward particular achievement during the year, motivate future performance and attract and retain highly qualified key employees. We generally do not pay compensation in options, units or other equity-based awards.

(1)
In addition, since our acquisition of the Partnership Interests on August 8, 2007, Mr. Icahn serves as Chief Executive Officer of our subsidiary, New Icahn Management. Mr. Icahn also serves as Chief Executive Officer of the General Partners.

Determination of Appropriate Pay Levels

We compete with many other companies for experienced and talented executives. Market information in general regarding pay practices at peer companies (as provided in the public reports filed by such companies with the SEC) may be reviewed and considered in assessing the reasonableness of compensation and ensuring that compensation levels remain competitive in the marketplace. As described elsewhere in this report, several of our named executive officers have entered into employment agreements with either Icahn Enterprises or our subsidiary, New Icahn Management. For a further description of these agreements, see “Additional Information Regarding Executive Compensation — Employment Agreements.”

Each element of compensation is reviewed so that the overall compensation package will attract, motivate and retain our key employees, including our named executive officers, by rewarding superior performance. The following factors are considered to determine the amount of compensation paid to each executive officer:

•	overall job performance, including performance against corporate and individual objectives;

•	job responsibilities, including unique skills necessary to support our long-term performance, including that of our subsidiaries, and

•	teamwork, both contributions as a member of the executive management team and fostering an environment of personal and professional growth for the entire work force.

Allocation of Compensation

There is no pre-established policy or target for the allocation of compensation, other than the employment agreements with certain of our named executive officers. The factors described above, as well as the overall compensation philosophy, is reviewed by the board of directors to determine the appropriate level and mix of compensation. We are not required to (and do not) maintain a compensation committee. Historically, and in fiscal 2007, the total compensation granted to named executive officers was in the form of cash compensation.

Compensation Components for Fiscal Year 2007

Base Salary

Base salaries for executive officers are determined based on job performance, job responsibilities and teamwork. In addition, Icahn Enterprises has also entered into employment contracts with Carl C. Icahn (referred to as the Icahn Employment Agreement), Keith A. Meister (referred to as the Meister Employment Agreement) and Peter A. Shea (referred to as the Shea Employment Agreement).

During 2007, pursuant to the Icahn Employment Agreement by and among Icahn Enterprises, New Icahn Management and Mr. Icahn, Mr. Icahn served as Chairman of the Board of Icahn Enterprises GP and as Chairman and Chief Executive Officer of New Icahn Management and Chief Executive Officer of the General Partners. He is entitled to receive an annual base salary of $900,000.

Mr. Meister serves as our Principal Executive Officer, but does not receive a salary from us in such capacity. Mr. Meister is entitled to an annual fee of $100,000 for serving as the Vice Chairman of the board of directors of Icahn Enterprises GP. During 2007, pursuant to the Meister Employment Agreement by and among Icahn Enterprises, New Icahn Management, Mr. Meister and the other parties referred therein. Mr. Meister served as a Managing Director of New Icahn Management and is entitled to receive an annual base salary of $500,000 (less the aggregate salary and/or director fees actually paid to Mr. Meister by or on behalf of Icahn Enterprises, Icahn Enterprises Holdings and/or Icahn Enterprises GP), as well as certain management fees and incentive allocations.

Pursuant to the Shea Employment Agreement by and between Icahn Enterprises and Mr. Shea, Mr. Shea is entitled to receive an annual base salary of $450,000.

For fiscal 2007, Mr. Skobe received a salary of $244,801.

Generally, total compensation is used in determining the amount of contributions permitted under Icahn Enterprises’ 401(k) Plan.

See “Additional Information Regarding Executive Compensation — Summary Compensation Table” for detailed information on the compensation received by each of our named executive officers for fiscal 2007.

Bonus

Each of Messrs. Icahn and Shea is eligible for a discretionary annual bonus, and Mr. Meister receives a fixed annual bonus of $1 million, in each case, as determined pursuant to the terms of his respective employment agreement. For a further description of the employment agreements, including salary and bonuses, see “Additional Information Regarding Executive Compensation — Employment Agreements.”

Mr. Skobe’s bonus for fiscal 2007 was determined as part of a year-end review of performance and compensation in the manner described above.

401(k) Plan and Other Benefits

Certain of our named executive officers participate in a qualified 401(k) Retirement Savings Plan adopted by Icahn Enterprises and are entitled to receive medical, dental and paid time-off benefits that are offered to all of our employees and are designed to enable us to attract and retain our workforce in a competitive environment. Retirement savings plans help employees save and prepare financially for retirement. Health and paid time-off benefits help ensure that we have a productive and focused workforce.

The qualified 401(k) Plan allows employees to contribute up to 50% of their eligible compensation, up to the limits imposed by the Internal Revenue Code on a pre-tax basis. Icahn Enterprises currently matches, within prescribed limits, 50% of eligible employees’ contributions up to 6.25% of their eligible compensation. Participants choose to invest their account balances from an array of investment options as selected by plan fiduciaries from time to time. The 401(k) Plan provides distributions in a lump sum. Under certain circumstances, loans and withdrawals are permitted.

Perquisites

The total value of all perquisites and personal benefits provided to each of our named executive officers for fiscal 2007 and/or fiscal 2006 was less than $10,000 per person, except for Carl C. Icahn and Hillel Moerman, for whom perquisites and other benefits are identified in the Summary Compensation Table under the “All Other Compensation” column and in related footnotes.

Compensation Committee Report

The board of directors does not have a standing compensation committee. The board of directors has reviewed and discussed the Compensation Disclosure and Analysis required by Item 402(b) of Regulation S-K with management. Based on that review and discussion, the board of directors recommended that the Compensation Disclosure and Analysis be included in this annual report on Form 10-K.

This report is provided by the board of directors:

Carl C. Icahn
Vincent J. Intrieri
William A. Leidesdorf
Keith A. Meister
James L. Nelson
Jack G. Wasserman

Compensation Committee Interlocks and Insider Participation

During fiscal 2007, our entire board of directors participated in deliberations concerning executive compensation. Mr. Meister serves as our principal executive officer. During fiscal 2007, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our board of directors.

Additional Information Regarding Executive Compensation

Summary Compensation Table

	Annual Compensation (1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Carl C. Icahn (2)	2007	357,534	—	11,053	(3)	368,587
Chairman of the Board	2006	—	—	—		—
Keith A. Meister (4)	2007	127,123	317,808	4,552,230		4,997,161
Principal Executive Officer and Vice Chairman	2006	49,038	—	80,000		129,038
Peter A. Shea (5)	2007	450,000	225,000	8,957	(3)	683,957
President	2006	36,346	—	—		36,346
Andrew R. Skobe (6)	2007	244,801	255,000	209	(3)	500,010
Interim Chief Financial Officer and Principal Accounting Officer	2006	—	—	—		—
Hillel Moerman (7)	2007	103,209	—	1,211		104,420
Former Chief Financial Officer and Chief Accounting Officer	2006	210,480	250,000	17,810	(3)	478,290

The following table sets forth information in respect of the compensation earned for services to Icahn Enterprises and/or our subsidiaries by each of our named executive officers for fiscal 2007 and fiscal 2006, as applicable.

(1)
Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by Icahn Enterprises, us, any of our subsidiaries or by Icahn Enterprises GP, which was subsequently reimbursed by us, required to be reported in those columns or tables, except as noted below.

(2)
The salary indicated above represents compensation paid to Mr. Icahn in fiscal 2007 for his services as Chief Executive Officer of our subsidiary, New Icahn Management, and of the General Partners pursuant to the Icahn Employment Agreement, reflecting a pro rata share of his annual compensation from August 8, 2007, the date we acquired the Partnership Interests. Pursuant to the Icahn Employment Agreement, Mr. Icahn is eligible to receive an annual incentive bonus based on a two-component bonus formula, 50% of which bonus, if payable, is subject to mandatory deferral and vesting and treated as though invested in the Private Funds and as though subject to a 2% fee (but no incentive allocation). For fiscal 2007, Mr. Icahn did not receive an annual incentive bonus. See “Additional Information Regarding Executive Compensation — Employment Agreements” for a further discussion of the Icahn Employment Agreement. Mr. Icahn does not receive director fees from us.

(3)
Represents other compensation paid to the following named executive officers: (i) Carl C. Icahn, $10,844 in medical and dental benefits and $209 in life insurance premiums; (ii) Peter A. Shea, $5,693 in matching contributions under the 401(k) Plan, $209 in life insurance premiums and $3,055 in medical and dental benefits; (iii) Andrew R. Skobe, $209 in life insurance premiums; and (iv) Hillel Moerman, for fiscal 2007, $1,141 in matching contributions under the 401(k) Plan and $70 in life insurance premiums and, for fiscal 2006, $11,748 in medical and dental benefits, $5,808 in matching contributions and $254 in life insurance premiums. In each of fiscal 2007 and fiscal 2006, a matching contribution was made to the employee’s individual 401(k) Plan account in the amount of one-half (1/2) of the first six and one-quarter (6.25%) percent of gross salary contributed by the employee. Other than Mr. Icahn and Mr. Moerman, no named executive officer received medical and dental benefits of $10,000 or greater. Neither of Messrs. Icahn, Meister or Skobe participates in the 401(k) Plan and thus did not receive any matching contributions for fiscal 2007 or fiscal 2006.

(4)
Mr. Meister has served as Principal Executive Officer and Vice Chairman of the Board of Icahn Enterprises GP since March 2006. Prior to March 2006, Mr. Meister served as Chief Executive Officer and received salary in that capacity. Effective March 14, 2006, Mr. Meister was elected Principal Executive Officer and Vice Chairman of the Board of Icahn Enterprises GP. Mr. Meister receives a fee of $100,000 per annum for serving as the Vice Chairman of the board of directors, but does not receive any other compensation from us in his capacity as Principal Executive Officer. The salary and bonus indicated above represent compensation paid to Mr. Meister in fiscal 2007 for his services as a Managing Director for New Icahn Management pursuant to the Meister Employment Agreement, reflecting a pro rata share of his annual salary and $1 million fixed bonus from August 8, 2007. The “All Other Compensation” indicated above for fiscal 2007 includes the $100,000 paid to Mr. Meister for his services as Vice Chairman. The “All Other Compensation” for fiscal 2006 is the pro rata share of such fee for that year. In addition to the $100,000 fee for services as Vice Chairman as referenced above, the “All Other Compensation” paid or allocated to (or deferred by) Mr. Meister for fiscal 2007 pursuant to the Meister Employment Agreement includes the following: (i) an amount of $2,848,766, equal to 4.0% of the incentive allocations allocated to the General Partners by the Onshore Fund and the Offshore Master Funds (of which $1,778,897 (or 2.5%) is subject to vesting); (ii) earnings on Mr. Meister’s share of prior year incentive allocations that were reinvested in the amount of $762,179; and (iii) an amount of $849,990, equal to 4.0% of net management fees payable by the Onshore Fund and the Feeder Funds (of which $517,145 (or 2.5%) is subject to vesting and was deferred by Mr. Meister for fiscal 2007 and is deemed invested in the Feeder Funds), offset by a loss of $8,705 relating to the current year deferred management fees that were deemed invested in the Feeder Funds. The management fees paid to Mr. Meister for fiscal 2007 as indicated in the above table represents his share of such fees for that year since the acquisition of the Partnership Interests on August 8, 2007. The incentive allocations allocated to Mr. Meister for fiscal 2007 indicated in the above table represents incentive allocations made for such year because Icahn Enterprises assumed the right to receive all incentive allocations allocated to the General Partners in fiscal 2007, including incentive allocations allocated prior to the acquisition of the Partnership Interests. See “Additional Information Regarding Executive Compensation — Employment Agreements” for a further discussion of the Meister Employment Agreement.

(5)	Mr. Shea has served as President since December 2006.

(6)	Mr. Skobe has served as interim Chief Financial Officer and Principal Accounting Officer since April 2, 2007.

(7)	Mr. Moerman’s service in this position terminated on March 28, 2007.

Each of our executive officers may perform services for affiliates of Mr. Icahn for which we receive reimbursement. See Item 13, “Related Transactions with Our General Partner and Its Affiliates.”

There are no family relationships between or among any of our directors and/or executive officers.

Employment Agreements

Icahn Employment Agreement

Pursuant to the Icahn Employment Agreement, over a five-year term, Mr. Icahn will serve as the Chairman and Chief Executive Officer of New Icahn Management, in addition to his current role as Chairman of Icahn Enterprises. Mr. Icahn also serves as the Chief Executive Officer of the General Partners. During the employment term, Mr. Icahn will receive an annual base salary of $900,000 and an annual incentive bonus based on a bonus formula with two components. The first component is based on the annual return on assets under management by the Private Funds. The second component of the annual bonus payable by us is tied to the growth in our annual net income (other than income or losses resulting from the operations of our Investment Management business).

Fifty percent of all bonus amounts payable are subject to mandatory deferral and treated as though invested in the Private Funds and subject to a 2% annual fee (but no incentive allocation). Such deferred amounts are subject to vesting in equal annual installments over a three-year period commencing from the last day of the year giving rise to the bonus. Amounts deferred generally are not subject to acceleration and unvested deferred amounts will be forfeited if Mr. Icahn ceases to be employed under his employment agreement, provided that all deferred amounts will vest in full and be payable in a lump sum payment thereafter if the employment of Mr. Icahn is terminated without Cause, Mr. Icahn terminates his employment for Good Reason (as such terms are defined in the Icahn Employment Agreement), or upon Mr. Icahn’s death or disability during the employment term. In addition, upon Mr. Icahn’s completion of service through the end of the employment term, Mr. Icahn will also vest in full in any mandatory deferrals. Vested deferred amounts (and all deferred returns, earnings and profits thereon) are payable to Mr. Icahn within 60 days following the vesting date. Returns on amounts subject to deferral also are subject to 2% annual management fees charged by New Icahn Management.

Effective January 1, 2008, the Icahn Employment Agreement was amended to provide the following: (i) references to “management fee” in section 1(a) and section 2(a) in Exhibit A therein was deleted and replaced with “special profits interest allocation”; and (ii) notwithstanding the fact that the management fee is being terminated, the obligation to pay a 2% fee as set forth in Section 6 of the Icahn Employment Agreement and in Section 3 in Exhibit A therein will remain in effect as an obligation to pay a 2% fee.

In the event that Mr. Icahn is terminated without “Cause” or he terminates his employment for “Good Reason” (which is limited to defined events relating to a material adverse change in his position and responsibilities, a material breach of the Icahn Employment Agreement by the employer or the relocation of his principal place of work) prior to the end of the term, he will be entitled to a lump sum payment equal to (i) one year of base salary, (ii) the average Annual Bonus Incentive (as defined in the Icahn Employment Agreement) paid to him during the three most recently completed years (or the average Annualized Bonus Incentive paid to him for any shorter period during which he has been employed as further adjusted if such termination occurs prior to December 31, 2008) (the “Average Bonus”) and (iii) a pro rata Annual Bonus Incentive for the year of termination. If, within 12 months following the occurrence of a change in control, Mr. Icahn is terminated without “Cause” or he resigns for “Good Reason,” Mr. Icahn will be entitled to a payment equal to two times his base salary and two times the Average Bonus and the pro rata Annual Bonus Incentive for the year of termination. If Mr. Icahn is terminated as a result of his death or disability, he (or his estate, if applicable) will receive a lump sum payment equal to the remaining base salary payable through December 31 of the year of termination and one-half of the pro rata Annual Bonus Incentive for the year of termination. If Mr. Icahn voluntarily terminates (without Good Reason), he will receive a lump sum payment equal to one-half of the pro rata Annual Bonus Incentive for the year of termination. In the event of early termination for any reason, Mr. Icahn would also be entitled to his accrued and unpaid salary, accrued vacation pay, and accrued but unpaid Annual Bonus Incentive for the prior year except if he is terminated for “Cause” or if he voluntarily terminates (without Good Reason) he will only receive 50% of unpaid Annual Bonus Incentive for the prior year. All such payments will be conditioned on Mr. Icahn (or his estate, if applicable) signing a general release in favor of Icahn Enterprises and its affiliates.

Meister Employment Agreement

Keith A. Meister entered into an agreement dated as of December 31, 2004 (referred to as the Original Agreement) with Icahn Management, the General Partners, Icahn Associates Corp., or IAC, High River Limited Partnership, or High River, and each entity beneficially owned 100% by Carl C. Icahn which has its offices at 767 Fifth Avenue, New York, New York 10153, for so long as it remains beneficially owned 100% by Carl C. Icahn (referred to as the Icahn Entities) (IAC, High River and the Icahn Entities together being referred to as the Icahn Related Entities).

On August 8, 2007, (i) Icahn Management assigned the Original Agreement (as amended) to New Icahn Management, whereby New Icahn Management succeeded to Icahn Management’s obligations as the “Employer” thereunder and Icahn Management retained the liabilities and obligations arising prior to August 8, 2007 and (ii) Icahn Enterprises became jointly and severally liable for the obligations of New Icahn Management thereunder. On January 1, 2008, the Original Agreement (as amended) was further amended (as amended through such date, the Meister Employment Agreement) to, among other things, (a) substitute Icahn Capital as the “Employer” thereunder and (b) provide that Icahn Enterprises will be jointly and severally obligated for the obligations of Icahn Capital and the General Partners thereunder.

The term of the Meister Employment Agreement runs from January 1, 2005 until December 31, 2011 unless sooner terminated (referred to as the Term). Mr. Meister is employed to act as a senior executive officer with the title of Managing Director. Mr. Meister agrees to work for any or all of the Icahn Related Entities for the aggregate consideration described below. In addition to the compensation described below, Mr. Meister is entitled to three weeks of paid vacation annually and participates in all benefit programs and plans for which he is eligible which are made available to all senior executive employees of Icahn Related Entities.

Mr. Meister is entitled to receive cash compensation during the Term equal to (i) a base salary at the rate of $500,000 per annum less the aggregate salary and/or director fees actually paid to him in respect of such year by or on behalf of Icahn Enterprises GP, Icahn Enterprises Holdings and Icahn Enterprises, if any, which net amount is earned and payable every two weeks; plus (ii) a bonus equal to $1,000,000 per annum which is earned and payable on June 10 of each calendar year (referred to as the Bonus); plus (iii) from January 1, 2008, the Net Target Special Profits Interest Amount described below.

Prior to January 1, 2008, Icahn Management and New Icahn Management provided administrative and back office services (referred to as the Services) to the Private Funds pursuant to management agreements.

Prior to January 1, 2008, Mr. Meister was entitled during the Term to receive, in addition to his cash compensation described above: (i) until December 31, 2005, 2.5% of the management fees payable by the Onshore Fund and the Feeder Funds under their management agreements and 2.5% of the incentive allocations allocated to the General Partners by the Onshore Fund and the Offshore Master Funds, each subject to vesting; and (ii) from January 1, 2006, 4.0% of the management fees payable by the Onshore Fund and the Feeder Funds net of the expenses incurred by Icahn Management (until August 8, 2007) and by New Icahn Management (after such date) in providing the Management Services to the Private Funds, and 4.0%, of the incentive allocations allocated to the General Partners by the Onshore Fund and the Offshore Master Funds, in each case 1.5% being payable currently and 2.5% being subject to vesting.

On January 1, 2008, (i) the management agreements and the management fees payable thereunder were terminated and (ii) the partnership agreements of the Offshore Master Funds and the Onshore Fund were amended to provide that the General Partners will provide, or direct their affiliates to provide, the Services to the Private Funds and in consideration thereof the General Partners will receive Special Profits Interest Allocations in the Onshore Fund and the Offshore Master Funds (as such term is defined in their respective limited partnership agreements).

Effective January 1, 2008, the Meister Employment Agreement was amended to provide that his former right to receive 4.0% of the net management fees was terminated, and for all periods during the Term from and after January 1, 2008 he is entitled to receive: (i) from Icahn Capital as additional cash compensation on the first day of each quarter, 1.5% of the Target Special Profits Interest Amounts of the limited partners of the Onshore Fund and the Offshore Master Funds net of the General Partners’ expenses incurred in providing the Management Services to the Private Funds (with the Target Special Profits Interest Amounts and General Partners’ and/or their affiliates’ expenses being defined such that the 1.5% of net Target Special Profits Interest Amounts that Mr. Meister will receive will be computed in the same manner as the 1.5% interest in the net management fees Mr. Meister was previously entitled to receive) (each net amount being referred to as the Net Target Special Profits Interest Amount); and (ii) from the General Partners, 2.5% of their Special Profits Interest Allocations, if any, again net of the General Partners’ and/or their affiliates’ expenses incurred in providing the Management Services to the Private Funds (referred to as the Net Special Profits Interest Allocation).

As noted above, the 1.5% interest in net management fees and incentive allocations added to Mr. Meister’s compensation from January 1, 2006, and the Net Target Special Profits Interest Amount replacing his 1.5% interest in net management fees from January 1, 2008, are payable currently. The 2.5% balance of Mr. Meister’s interest in net management fees and incentive allocations, and his 2.5% interest in Net Special Profits Interest Allocations replacing his 2.5% interest in net management fees from January 1, 2008, (collectively, referred to as his Profit Participation) are subject to vesting. Amounts equal to Mr. Meister’s Profit Participation as earned by or allocated to him are invested by the General Partners in the Onshore Fund and Offshore Master Funds and his Profit Participation includes all gains and losses earned thereon. Mr. Meister’s Profit Participation (including the gains and losses thereon) vests, but only while Mr. Meister is an employee pursuant to the Meister Employment Agreement, at the rate of 14.285% per annum, vesting ratably on a monthly basis so that on December 31, 2011 the entire Profit Participation will be fully vested. Vesting of the Profit Participation will accelerate such that the Profit Participation will be 100% vested upon the occurrence of any of the following events during the Term: (i) the termination of Mr. Meister’s employment by Icahn Capital or the Icahn Related Entities without cause; (ii) neither the General Partners nor their respective successors are engaged in the ongoing management of the Private Funds; (iii) Mr. Carl C. Icahn sells all or substantially all of his beneficial interests in the General Partners and Icahn Capital to an unrelated third party; or (iv) the failure to pay any cash compensation due Mr. Meister within five business days following his written demand.

In addition, the portion of Mr. Meister’s Profit Participation made up of his 2.5% interest in management fees received by Icahn Management and New Icahn Management through December 31, 2007 (referred to as the Management Fee Participation) was deferred by Mr. Meister until January 30, 2012 and may not be withdrawn by him prior to such date except upon the following events (subject to certain qualifications and limitations): (i) 100% of the Management Fee Participation may be withdrawn upon the dissolution or liquidation of the Feeder Funds, the death or disability of Mr. Meister, the cessation of his employment for any reason, or a change in the applicable tax regulations that would cause the General Partners to be subject to current income taxes with respect to applicable amounts deferred; and (ii) upon the occurrence of an Unforeseeable Emergency (as defined in the applicable tax regulations) other than disability, the amount needed to satisfy the financial need giving rise to such Unforeseeable Emergency may be withdrawn.

Icahn Capital or any of the Icahn Related Entities may terminate the Term and the employment of Mr. Meister under the Meister Employment Agreement on behalf of and in respect of all persons employing Mr. Meister, at any time, with cause or in their sole and absolute discretion without cause. In the event that Mr. Meister’s employment is terminated: (i) for cause or by his action such as by resignation or retirement, then Mr. Meister will be paid the entire amount of the cash compensation earned through the date of termination but not yet paid (no prorated Bonus being payable in respect of a partial bonus year); (ii) by the Employer or the Icahn Related Entities without cause, then, unless the provisions of clause (iii) below apply, Mr. Meister will be paid the entire amount of cash compensation earned through the date of termination and not yet paid and a pro rata portion of a single $1,000,000 Bonus (based upon the number of days elapsed in the period beginning on the June 10 prior to such termination to the date of termination, divided by 365); or (iii) by death or disability, then Mr. Meister or his estate will be paid the entire amount of cash compensation earned through the date of his death or disability but not yet paid (no prorated Bonus being payable in respect of a partial bonus year). Upon any termination of Mr. Meister’s employment he will also be entitled to receive the unpaid vested amounts of his Profit Participation.

Mr. Meister is subject to a covenant not to solicit any employees of, or to compete with, the Private Funds, the General Partners, Icahn Capital or any other Icahn Related Entity during the Term and for one year thereafter except that his non-competition covenant shall not extend beyond the end of the Term if the Meister Employment Agreement is terminated by Mr. Meister for failure to pay him any amounts due thereunder.

Shea Employment Agreement

Pursuant to the Shea Employment Agreement, Mr. Shea receives an annual base salary of $450,000 and is eligible for a discretionary bonus, to be determined by the board of directors of Icahn Enterprises GP, of up to 50% of his base salary. The Shea Employment Agreement has a two-year term, ending December 31, 2008, and may be terminated by Mr. Shea at any time upon 30 days’ prior written notice or by us at any time. If Mr. Shea’s employment is terminated by us without Cause (as defined therein), Mr. Shea will be entitled to receive (1) any amount of base salary previously earned through the date of termination and unpaid and (2) a lump sum payment in the amount of $225,000. The employment agreement also contains non-disclosure, non-compete and non-solicitation provisions.

Stock Award, Option and Non-Equity Incentive Plans

We do not have any stock award, option or non-equity incentive plans. There were no stock awards, options or other similar awards outstanding at December 31, 2007, nor were there any exercise of options or other similar awards during fiscal 2007.

Nonqualified Deferred Compensation Table

Name (a)	Executive Contributions in Last Fiscal Year (1) (b)	Company Contributions in Last Fiscal Year (c)	Aggregate Earnings (Loss) in Last Fiscal Year (d)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at Last Fiscal Year End (2) (f)
Keith A. Meister	$517,145	$—	$(8,705)	—	$508,440

(1)
The amount reported in column (b) reflects mandatory deferrals of management fees of Mr. Meister pursuant to the Meister Employment Agreement earned by and paid to Mr. Meister in fiscal 2007. This amount is reported as compensation in the Summary Compensation Table.

(2)
The amount reported in column (f) for Mr. Meister was not reported in the Company’s Summary Compensation Table in previous years, since the Company did not control the General Partners or New Icahn Management prior to August 8, 2007.

As noted above, pursuant to the Meister Employment Agreement, Mr. Meister deferred, until January 30, 2012, a portion of his annual management fees that he was eligible to receive and such deferrals are deemed invested in the Feeder Funds. Such mandatory deferral arrangements are made on an unfunded nonqualified deferred compensation basis. For fiscal 2007, Mr. Meister received management fees in an amount of $848,990, equal to 4.0% of the net management fees received by New Icahn Management from the Onshore Fund and the Feeder Funds, of which $517,145 (equal to 2.5% of the total) is subject to vesting and was deferred by Mr. Meister, offset by a loss of $8,705 on the current year deferred management fees that were deemed invested in the Feeder Funds. The management fees paid to Mr. Meister for fiscal 2007 represent his share of such fees for that year since the acquisition of the Partnership Interests on August 8, 2007. Upon termination of employment of Mr. Meister for any reason, Mr. Meister would be entitled to receive all deferrals payable in a lump sum. See “Additional Information Regarding Executive Compensation — Employment Agreements” for a further discussion of the Meister Employment Agreement, including the annual mandatory management fee deferrals.

Neither Icahn Enterprises nor us make any matching contributions in respect of the management fee deferrals. Pursuant to the Meister Employment Agreement, Mr. Meister’s deferrals vest at 14.285% annually. Vesting will accelerate at any time that Mr. Meister’s employment is terminated without cause (as defined in the agreement).

Potential Payments Upon Termination or Change in Control

The following tables summarize the value of the termination payments and benefits that Messrs. Icahn, Meister and Shea would receive if they had terminated employment on December 31, 2007 (the last day of fiscal 2007) under the circumstances shown, pursuant to the Icahn Employment Agreement, the Meister Employment Agreement and the Shea Employment Agreement, respectively. For a further description of the employment agreements, see “ — Employment Agreements.” The tables exclude (i) amounts accrued through December 31, 2007 that would be paid in the normal course of continued employment, such as accrued but unpaid salary for fiscal 2007 and reimbursed business expenses and (ii) vested account balances under the 401(k) Plan that is generally available to all of our employees. The tables include bonuses accrued but not yet paid for fiscal 2007 to the extent a pro rata bonus is payable in respect of fiscal 2007 under the applicable circumstances.

Neither we nor Icahn Enterprises have entered into any other employment agreements, severance agreements or any other type of termination or change in control agreements with any of our named executive officers, except for the employment agreements referenced above. Andrew R. Skobe is not entitled to any payments in connection with any termination, including, without limitation, resignation, severance, retirement, death, disability, without cause or as a result of a change in control. Hillel Moerman did not receive any payments in respect of his termination as Chief Financial Officer on March 28, 2007.

Carl C. Icahn

Benefit	Death or Disability ($)		Termination by Company Without Cause or by Executive with Good Reason ($)		Termination by Company with Cause or by Executive Without Good Reason (Including Retirement) ($)		Termination without Cause or for Good Reason Within 12 Months Following Change in Control ($)
Cash Severance	—	(1)	900,000	(2)	—	(3)	1,800,000	(4)
Acceleration of unvested mandatory deferrals	—	(5)	—	(5)	—		—	(5)
Health & Welfare Benefits	—	(6)	—	(6)	—	(6)	—	(6)
Total	—		900,000		—		1,800,000

(1)
Excluding accrued, but unpaid, base salary, executive (or his estate, if applicable) would be entitled to receive a lump sum payment equal to any unpaid bonus relating to prior years. Mr. Icahn did not receive an annual bonus for fiscal 2007.

(2)
Excluding accrued, but unpaid, base salary, executive would be entitled to receive a lump sum payment equal to one year of base salary, plus the Average Bonus (as defined in the Icahn Employment Agreement). Mr. Icahn did not receive an Average Bonus for fiscal 2007.

(3)
Excluding accrued, but unpaid, base salary, executive would be entitled to receive a lump sum payment equal to one-half of any unpaid bonus relating to prior years. Mr. Icahn did not receive an annual bonus for fiscal 2007.

(4)
Excluding accrued, but unpaid, base salary, executive would be entitled to receive a lump sum payment equal to two times his base salary, plus two times the Average Bonus. Mr. Icahn did not receive an Average Bonus for fiscal 2007.

(5)
Reflects amount of any bonus mandatorily deferred that would have been previously subject to vesting but for which vesting would be accelerated upon triggering event payable in a lump sum. Executive would also be fully vested in any mandatorily deferred bonus upon completion of service through the end of his employment term. Mr. Icahn did not receive any bonus for fiscal 2007.

(6)
Executive is entitled to continued participation in the group health plan, assuming he makes a timely election of continuation coverage under the Consolidated Omnibus Budget Reconciliation act of 1985, as amended, or COBRA, at the executive’s expense.

Keith A. Meister

Benefit	Retirement or Resignation ($)		Death or Disability ($)		Termination by Company Without Cause ($)		Termination by Company with Cause ($)		Termination Following Change in Control ($)
Cash Severance	—	(1)	—	(1)	317,808	(2)	—	(1)	—	(3)
Payment of Deferred Management Fees	217,903	(4)	217,903	(4)	508,439	(4)	217,903	(4)	217,903	(4)
Acceleration of unvested Management Fees and Incentive Allocations	—		—		5,642,422	(5)	—		—
Health & Welfare Benefits	—	(6)	—	(6)	—	(6)	—	(6)	—	(6)
Total	217,903		217,903		6,468,669		217,903		217,903

(1)	Executive would not be entitled to receive any payments, excluding accrued, but unpaid, base salary; executive would not be entitled to any pro rata portion of his bonus for fiscal 2007.

(2)	Excluding accrued, but unpaid, base salary, executive would be entitled to receive a pro rata portion of his $1,000,000 annual bonus for fiscal 2007.

(3)
Executive would not be entitled to any specific payments upon a change in control, other than such payments that executive would otherwise be entitled to if termination upon a change in control was by reason of a termination by the company without cause or by Executive for Good Reason.

(4)
Reflects amount of any management fees mandatorily deferred that are payable in a lump sum upon triggering event. Payment of management fee deferrals upon termination by the company without cause includes the acceleration of vesting of deferrals that would be triggered upon such event. Mandatory deferrals of management fees for fiscal 2007 are included and identified under the column entitled “All Other Compensation” in the Summary Compensation Table as well as in the Nonqualified Deferred Compensation Table.

(5)
Reflects amount of management fees and incentive allocations, if any, that would have been previously subject to vesting but for which vesting would be accelerated upon termination of the executive by the Company without Cause pursuant to the Meister Employment Agreement.

(6)	Executive is entitled to continued participation in the group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the executive’s expense.

Peter A. Shea

Benefit	Retirement or Resignation ($)		Death or Disability ($)		Termination by Company Without Cause ($)		Termination by Company with Cause or by Executive Without Good Reason ($)		Termination Following Change in Control ($)
Cash Severance	—	(1)	—	(1)	225,000	(2)	—	(1)	—	(3)
Health & Welfare Benefits	—	(4)	—	(4)	—	(4)	—	(4)	—	(4)
Total	—		—		225,000		—		—

(1)	Executive would not be entitled to receive any payments, excluding accrued, but unpaid, base salary; executive would not be entitled to any pro rata portion of his bonus for fiscal 2007.

(2)	Excluding accrued, but unpaid, base salary, executive would be entitled to receive a lump sum in the amount of $225,000.

(3)
Executive is not entitled to any specific payments upon a change in control, other than such payments that executive would otherwise be entitled to if termination upon a change in control was by reason of a termination by the Company without Cause.

(4)	Executive is entitled to continued participation in the group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the executive’s expense.

Director Compensation

The following table provides compensation information for the directors of Icahn Enterprises LP in fiscal 2007, except for Messrs. Icahn and Meister. Compensation received by Messrs. Icahn and Meister is included in the Summary Compensation Table.
Name	FeesEarned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Vincent J. Intrieri (1)	—	3,702,735	3,702,735
William A. Leidesdorf	55,000	25,000	80,000
James L. Nelson	55,000	25,000	80,000
Jack G. Wasserman	55,000	50,000	105,000

(1)
Mr. Intrieri did not receive director fees from Icahn Enterprises GP in fiscal 2007. Pursuant to an employment agreement by and among Icahn Enterprises, New Icahn Management, Mr. Intrieri and the other parties referred to therein (referred to as the Intrieri Employment Agreement), during fiscal 2007, Mr. Intrieri served as a Senior Managing Director of New Icahn Management. The “All Other Compensation” paid or allocated to (or deferred by) Mr. Intrieri for fiscal 2007 pursuant to the Intrieri Employment Agreement includes the following: (i) salary and bonus for services as Senior Managing Director of New Icahn Management in the amounts of $127,123 and $397,260, respectively, reflecting a pro rata share of his annual salary and bonus from August 8, 2007; (ii) an amount of $1,783,115, equal to 2.5% of the incentive allocations allocated to the General Partners by the Onshore Fund and the Offshore Master Funds, which is subject to vesting; (iii) earnings on Mr. Intrieri’s share of prior year incentive allocations that were reinvested in the amount of $592,703; and (iv) an amount of $817,145, equal to 2.5% of gross management fees payable by the Onshore Fund and the Feeder Funds, which is subject to vesting and was deferred by Mr. Intrieri for fiscal 2007, offset by a loss of $14,611 on current year deferred management fees that were deemed invested in the Feeder Funds. The management fees paid to Mr. Intrieri for fiscal 2007 as indicated in the above table represents his share of such fees for that year since the acquisition of the Partnership Interests on August 8, 2007. The incentive allocations allocated to Mr. Intrieri for fiscal 2007 indicated in the above table represents all incentive allocations made for such year because Icahn Enterprises assumed the right to receive all incentive allocations allocated to the General Partners in fiscal 2007, including incentive allocations allocated prior to the acquisition of the Partnership Interests. See “Intrieri Employment Agreement” below for a further discussion of the Intrieri Employment Agreement.

Each director will hold office until his successor is elected and qualified. Directors who are also audit committee members each received fees of $55,000 in fiscal 2007 and may receive additional compensation for special committee assignments. In fiscal 2007, Messrs. Leidesdorf, Nelson and Wasserman received special committee fees of $25,000, $25,000 and $50,000 respectively.

Directors receive only cash compensation, if applicable, and currently are not granted any options, units or other equity-based awards.

Intrieri Employment Agreement

Vincent J. Intrieri entered into an agreement dated as of December 31, 2004 (referred to as the Original Agreement) with Icahn Management, the General Partners, Icahn Associates Corp., or IAC, High River Limited Partnership, or High River, and each entity beneficially owned 100% by Carl C. Icahn which has its offices at 767 Fifth Avenue, New York, New York 10153, for so long as it remains beneficially owned 100% by Carl C. Icahn (referred to as the Icahn Entities) (IAC, High River and the Icahn Entities together being referred to as the Icahn Related Entities).

On August 8, 2007, (i) Icahn Management assigned the Original Agreement (as amended) to New Icahn Management, whereby New Icahn Management succeeded to Icahn Management’s obligations as the “Employer” thereunder and Icahn Management retained the liabilities and obligations arising prior to August 8, 2007 and (ii) Icahn Enterprises agreed to pay Mr. Intrieri any amounts that were not paid to him by New Icahn Management when due. On January 1, 2008, the Original Agreement (as amended) was further amended (as amended through such date, the Intrieri Employment Agreement) to, among other things, (a) substitute Icahn Capital as the “Employer” thereunder and (b) provide that Icahn Enterprises will be jointly and severally obligated for the obligations of Icahn Capital and the General Partners thereunder.

The term of the Intrieri Employment Agreement runs from January 1, 2005 until December 31, 2011 unless sooner terminated (referred to as the Term). Mr. Intrieri is employed to act as a senior executive officer with the title of Senior Managing Director. Mr. Intrieri agrees to work for any or all of the Icahn Related Entities for the aggregate consideration described below. In addition to the compensation described below, Mr. Intrieri is entitled to three weeks of paid vacation annually and participates in all benefit programs and plans for which he is eligible which are made available to all senior executive employees of Icahn Related Entities.

Mr. Intrieri is entitled to receive cash compensation during the Term equal to (i) a base salary at the rate of $400,000 per annum, which amount is earned and payable every two weeks; plus (ii) a bonus of between $1,000,000 and $1,250,000 per annum, as determined by the Icahn Related Entities, earned on each December 31 during the Term and payable at the end of each calendar year (referred to as the Bonus).

Prior to January 1, 2008, Icahn Management and New Icahn Management provided administrative and back office services (referred to as the Services) to the Private Funds pursuant to management agreements.

Prior to January 1, 2008 Mr. Intrieri was entitled during the Term to receive, in addition to his cash compensation described above, 2.5% of the gross management fees payable by the Onshore Fund and the Feeder Funds under their management agreements and 2.5% of the incentive allocations allocated to the General Partners by the Onshore Fund and the Offshore Master Funds, each subject to vesting.

On January 1, 2008, (i) the management agreements and the management fees payable thereunder were terminated and (ii) the partnership agreements of the Offshore Master Funds and the Onshore Fund were amended to provide that the General Partners will provide, or direct their affiliates to provide, the Management Services to the Private Funds and in consideration thereof the General Partners will receive Special Profits Interest Allocations in the Onshore Fund and the Offshore Master Funds (as such term is defined in their respective limited partnership agreements).

Effective January 1, 2008, the Intrieri Employment Agreement was amended to provide that his former right to receive 2.5% of the management fees was terminated, and for all periods during the Term from and after January 1, 2008 he is entitled to receive from the General Partners, 2.5% of their Special Profits Interest Allocations, if any.

Mr. Intrieri’s 2.5% interest in management fees and incentive allocations, and his 2.5% interest in the General Partners’ Special Profits Interest Allocations replacing his 2.5% interest in management fees from January 1, 2008, (collectively referred to as his Profit Participation) are subject to vesting. Amounts equal to Mr. Intrieri’s Profit Participation as earned by or allocated to him are invested by the General Partners in the Onshore Fund and Offshore Master Funds and his Profit Participation includes all gains and losses earned thereon. Mr. Intrieri’s Profit Participation (including the gains and losses thereon) vests, but only while Mr. Intrieri is an employee under the Intrieri Employment Agreement, at varying rates so that on December 31, 2009 the entire Profit Participation will be fully vested.

In addition, the portion of Mr. Intrieri’s Profit Participation made up of his 2.5% interest in management fees received by Icahn Management and New Icahn Management through December 31, 2007 (referred to as the Management Fee Participation) was deferred by Mr. Intrieri until January 30, 2010 and may not be withdrawn by him prior to such date except upon the following events (subject to certain qualifications and limitations): (i) 100% of the Management Fee Participation may be withdrawn upon the dissolution or liquidation of the Feeder Funds, the death or disability of Mr. Intrieri, the cessation of his employment for any reason, or a change in the applicable tax regulations that would cause the General Partners to be subject to current income taxes with respect to applicable amounts deferred; and (ii) upon the occurrence of an Unforeseeable Emergency (as defined in the applicable tax regulations) other than disability, the amount needed to satisfy the financial need giving rise to such Unforeseeable Emergency may be withdrawn.

Icahn Capital or any of the Icahn Related Entities may terminate the Term and the employment of Mr. Intrieri under the Intrieri Employment Agreement on behalf of and in respect of all persons employing Mr. Intrieri, at any time, with cause, or in their sole and absolute discretion without cause. In the event that Mr. Intrieri’s employment is terminated: (i) for cause (as defined therein) or by his action such as by resignation or retirement, then Mr. Intrieri will be paid the entire amount of the cash compensation earned through the date of termination but not yet paid (no prorated Bonus being payable in respect of a partial calendar year); or (ii) by the Employer or the Icahn Related Entities without cause (or by his death), Mr. Intrieri (or his estate) will be paid the entire amount of cash compensation earned through the date of termination (or death) and not yet paid and a pro rata portion of a single $1,000,000 Bonus (based upon the number of days elapsed from the most recent January 1 until the date of termination, divided by 365). Upon any termination of Mr. Meister’s employment he will also be entitled to receive the unpaid vested amounts of his Profit Participation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.

As of March 1, 2008, affiliates of Mr. Icahn, including High Coast Limited Partnership, a Delaware limited partnership, owned 64,288,061 depositary units of Icahn Enterprises, or approximately 91.2% of the outstanding depositary units, and 10,304,013 preferred units of Icahn Enterprises, or approximately 86.5%, of the outstanding preferred units. Icahn Enterprises owns all of our outstanding limited partnership interests.

The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP as general partner of Icahn Enterprises. Thus, since Mr. Icahn, through affiliates, holds approximately 91.2% of the outstanding depositary units of Icahn Enterprises, Icahn Enterprises GP will not be able to be removed pursuant to the terms of Icahn Enterprises’ partnership agreement without Mr. Icahn’s consent. Moreover, under the partnership agreement, the affirmative vote of Icahn Enterprises GP and unitholders owning more than 50% of the total number of all outstanding depositary units then held by Icahn Enterprises unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of Icahn Enterprises’ assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue Icahn Enterprises in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing Icahn Enterprises, in its capacity as our sole limited partner, to consent to certain proposals submitted for the approval of our limited partners. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the outstanding depositary units of Icahn Enterprises, Mr. Icahn, through affiliates, will have effective control over such approval rights.

The following table provides information, as of March 1, 2008, as to the beneficial ownership of the depositary units and preferred units of Icahn Enterprises for each director of Icahn Enterprises GP and all directors and executive officers of Icahn Enterprises GP, as a group. Except for Mr. Icahn, none of our named executive officers beneficially owns any of the depositary units or preferred units.

Name of Beneficial Owner	Beneficial Ownership of Depositary Units	Percent of Class	Beneficial Ownership of Preferred Units	Percent of Class
Carl C. Icahn (1)	64,288,061	91.2%	10,304,013	86.5%
All directors and executive officers as a group (six persons)	64,288,061	91.2%	10,304,013	86.5%

(1)
Carl C. Icahn, through affiliates, is the beneficial owner of the 64,288,061 depositary units of Icahn Enterprises set forth above. The foregoing is exclusive of a 1.99% ownership interest which Icahn Enterprises GP holds by virtue of its 1% general partner interest in each of us and Icahn Enterprises.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transaction Policy

Our amended and restated agreement of limited partnership expressly permits us to enter into transactions with our general partner or any of its affiliates, including, without limitation, buying or selling properties from or to our general partner and any of its affiliates and borrowing and lending money from or to our general partner and any of its affiliates, subject to the limitations contained in our partnership agreement and the Delaware Revised Uniform Limited Partnership Act. In general, a related person transaction is any transaction or any series of similar transactions in which we or our subsidiaries are a participant and any related person has a direct or indirect material interest. Examples of a related person include any person who is a director or executive officer of the general partner, a person known by us to be the beneficial owner of more than 5% of any class of our voting securities, any immediate family member of any of the foregoing, and any entity in which any of the foregoing persons is employed or has a 5% or greater beneficial ownership interest.

Our board of directors recognizes that related person transactions can present potential or actual conflicts of interest. Accordingly, we have followed and continue to follow certain procedures for reviewing related person transactions. These procedures are designed to ensure that transactions with related persons are fair to us and in our best interests. If a proposed transaction appears to or does involve a related person, the transaction is presented to the audit committee for review. The audit committee is authorized to retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction.

All related person transactions that have been approved or ratified by the audit committee are disclosed to the full board of directors. All related person transactions are also disclosed in our applicable filings if required by the Securities Act and the Exchange Act and related rules and regulations.

Related Transactions with Our General Partner and Its Affiliates

Preferred and Depositary Units

Mr. Icahn, in his capacity as majority unitholder of Icahn Enterprises, will not receive any additional benefit with respect to distributions and allocations of profits and losses not shared on a pro rata basis by all other unitholders. In addition, Mr. Icahn has confirmed to us that neither he nor any of his affiliates will receive any fees from us or Icahn Enterprises in consideration for services rendered in connection with non-real estate related investments by us or Icahn Enterprises. We have and in the future may determine to make investments in entities in which Mr. Icahn or his affiliates also have investments. We may enter into other transactions with Mr. Icahn and his affiliates, including, without limitation, buying and selling assets from or to affiliates of Mr. Icahn and participating in joint venture investments in assets with affiliates of Mr. Icahn, whether real estate or non-real estate related, provided the terms of all such transactions are fair and reasonable to us. Furthermore, it should be noted that our partnership agreement provides that Icahn Enterprises GP and its affiliates are permitted to have other business interests and may engage in other business ventures of any nature whatsoever, and may compete directly or indirectly with our business. Mr. Icahn and his affiliates currently invest in services with respect to assets that may be similar to those in which we may invest and Mr. Icahn and his affiliates intend to continue to do so. Pursuant to the partnership agreement, however, we will not have any right to participate therein or receive or share in any income or profits derived therefrom.

During fiscal 2007, Icahn Enterprises paid four quarterly distributions to holders of Icahn Enterprises’ depositary units. The first distribution was $0.10 per depositary unit and the remaining three distributions were each $0.15 per depositary units. Icahn Enterprises GP, as general partner, received its proportionate share of each distribution. On February 29, 2008, the board of directors approved an increase in the quarterly cash distribution from $0.15 to $0.25 per unit on its depositary units payable in the first quarter of fiscal 2008. The distribution will be paid on April 1, 2008 to Icahn Enterprises’ depositary unitholders of record at the close of business on March 18, 2008.

The payment of future distributions will be determined by Icahn Enterprises GP’s board. In fiscal 2007, Icahn Enterprises GP was allocated approximately $205.3 million of our net earnings as a result of its combined 1.99% general partner interests in us and Icahn Enterprises.

Pursuant to registration rights agreements, Mr. Icahn has certain registration rights with regard to Icahn Enterprises’ depositary units and preferred units.

Investments

We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. Additionally, Mr. Icahn and his affiliated entities may also invest in securities in which Icahn Enterprises and its consolidated subsidiaries invest. Mr. Icahn, along with his affiliates (other than Icahn Enterprises and its affiliates), makes investments in the Private Funds. These investments are not subject to management fees or incentive allocations. As of December 31, 2007 and 2006, the total of these investments were $1.5 billion and $524.6 million, respectively.

Acquisition of Investment Management Business

On August 8, 2007, Icahn Enterprises entered into the Contribution Agreement with the Contributors and Carl C. Icahn, pursuant to which we acquired the Partnership Interests, which consist of the general partnership interests in the General Partners and New Icahn Management. See Part I, Item 1, “Acquisition of Investment Management Business,” for further discussion.

Icahn Enterprises has also entered into an employment agreement with Mr. Icahn pursuant to which, over a five-year term, Mr. Icahn will serve as the Chairman and Chief Executive Officer of New Icahn Management, in addition to his current role as Chairman of Icahn Enterprises. Mr. Icahn also serves as the Chief Executive Officer of the General Partners. See Part III, Item 11, “Executive Compensation” for a further discussion of the Icahn Employment Agreement.

Acquisition of PSC Metals

On November 5, 2007, we acquired, through a subsidiary, all of the issued and outstanding capital stock of PSC Metals, from Philip, an affiliate of Carl C. Icahn. Carl C. Icahn indirectly owned a 95.6% interest and we indirectly owned the remaining 4.4% interest in Philip. See Part 1, Item 1, “Acquisition of PSC Metals,” for further discussion.

Other Related Transactions

For fiscal 2007, we paid approximately $0.9 million to an affiliate of Icahn Enterprises GP, XO Holdings, Inc., for telecommunication services.

In 1997, we entered into a license agreement with Icahn Associates Corp. for office space. The license agreement expired in June 2005. In July 2005, we entered into a new license agreement with Icahn Associates Corp. for the non-exclusive use of approximately 1,514 square feet for which it pays monthly base rent of $13,000 plus 16.4% of certain “additional rent.” The license agreement was amended effective August 8, 2007 to reflect an increase in our portion of the office space to approximately 4,246 square feet or approximately 64.76% of the total space leased to an affiliate, of which 3,125 square feet is allocated to the Investment Management Entities. Under the amended license agreement, effective August 8, 2007, the monthly base rent is approximately $147,500, of which approximately $39,000 is allocated to the Holding Company and approximately $108,500 is allocated to the Investment Management Entities. We also pay 64.76% of the additional rent payable under the license agreement which is allocated 17.10% to the Holding Company and 47.66% to the Investment Management Entities. The license agreement expires in May 2012. Under the amended agreement, base rent is subject to increases in July 2008 and December 2011. The terms of the license agreement were reviewed and approved by the audit committee. Additionally, we are entitled to certain annual rent credits each December beginning December 2005 and continuing through December 2011. For fiscal 2007, we paid Icahn Associates Corp. $0.2 million for use of such office space.

Starfire, which is 100% owned by Mr. Icahn, occupies a portion of certain office space leased by us. Monthly payments from it for the use of the space began on October 12, 2006. For fiscal 2007, we received $84,000 for the use of such space.

We may also enter into other transactions with Icahn Enterprises GP and its affiliates, including, without limitation, buying and selling properties and borrowing and lending funds from or to Icahn Enterprises GP or its affiliates, joint venture developments and issuing securities to Icahn Enterprises GP or its affiliates in exchange for, among other things, assets that they now own or may acquire in the future, provided the terms of such transactions are fair and reasonable to us. Icahn Enterprises GP is also entitled to reimbursement by us for all allocable direct and indirect overhead expenses, including, but not limited to, salaries and rent, incurred in connection with the conduct of our business.

In addition, from time to time, our employees may provide services to affiliates of Icahn Enterprises GP, with us being reimbursed therefor, and we may pay affiliates of Icahn Enterprises GP for administrative services provided to us. Reimbursement to us by such affiliates in respect of such services is subject to review and approval by our audit committee. In fiscal 2007, we were paid an aggregate of $1.0 million for services rendered by us to ImClone Foundation for a Greater Opportunity, Icahn Partners Masters Fund LP, XO Holdings, Viskase, Philip Services, ARI, Icahn Associates Corp., Federal-Mogul, and Blockbuster Inc., each of which is an affiliate of Mr. Icahn.

The Holding Company made three equal investments in September, October and November 2007 aggregating $700 million in the Private Funds for which no management fees or incentive allocations are applicable. As of December 31, 2007, the total value of this investment is approximately $684.3 million, with an unrealized loss of $15.7 million for fiscal 2007. These amounts are eliminated in our consolidated financial statements.

Icahn Sourcing, LLC (“Icahn Sourcing”) is an entity formed and controlled by Carl C. Icahn in order to leverage the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property. We are a member of the buying group and, as such, are afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that we will purchase any goods, services or property from any such vendors, and we are under no obligation to do so. We do not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. We have purchased a variety of goods and services as members of the buying group at prices and on terms that we believe are more favorable than those which would be achieved on a stand-alone basis.

Partnership Provisions Concerning Property Management

Icahn Enterprises GP and its affiliates may receive fees in connection with the acquisition, sale, financing, development, construction, marketing and management of new properties acquired by us. As development and other new properties are acquired, developed, constructed, operated, leased and financed, Icahn Enterprises GP or its affiliates may perform acquisition functions, including the review, verification and analysis of data and documentation with respect to potential acquisitions, and perform development and construction oversight and other land development services, property management and leasing services, either on a day-to-day basis or on an asset management basis, and may perform other services and be entitled to fees and reimbursement of expenses relating thereto, provided the terms of such transactions are fair and reasonable to us in accordance with our partnership agreement and customary to the industry. It is not possible to state precisely what role, if any, Icahn Enterprises GP or any of its affiliates may have in the acquisition, development or management of any new investments. Consequently, it is not possible to state the amount of the income, fees or commissions Icahn Enterprises GP or its affiliates might be paid in connection therewith since the amount thereof is dependent upon the specific circumstances of each investment, including the nature of the services provided, the location of the investment and the amount customarily paid in such locality for such services. Subject to the specific circumstances surrounding each transaction and the overall fairness and reasonableness thereof to us, the fees charged by Icahn Enterprises GP and its affiliates for the services described below generally will be within the ranges set forth below:

•
Property Management and Asset Management Services.  To the extent that we acquire any properties requiring active management (e.g., operating properties that are not net-leased) or asset management services, including on site services, we may enter into management or other arrangements with Icahn Enterprises GP or its affiliates. Generally, it is contemplated that under property management arrangements, the entity managing the property would receive a property management fee (generally 3% to 6% of gross rentals for direct management, depending upon the location) and under asset management arrangements, the entity managing the asset would receive an asset management fee (generally .5% to 1% of the appraised value of the asset for asset management services, depending upon the location) in payment for its services and reimbursement for costs incurred.

•
Brokerage and Leasing Commissions.  We also may pay affiliates of Icahn Enterprises GP real estate brokerage and leasing commissions (which generally may range from 2% to 6% of the purchase price or rentals depending on location; this range may be somewhat higher for problem properties or lesser-valued properties).

•
Lending Arrangements.  Icahn Enterprises GP or its affiliates may lend money to, or arrange loans for, us. Fees payable to Icahn Enterprises GP or its affiliates in connection with such activities include mortgage brokerage fees (generally .5% to 3% of the loan amount), mortgage origination fees (generally .5% to 1.5% of the loan amount) and loan servicing fees (generally .10% to .12% of the loan amount), as well as interest on any amounts loaned by Icahn Enterprises GP or its affiliates to us.

•
Development and Construction Services.  Icahn Enterprises GP or its affiliates may also receive fees for development services, generally 1% to 4% of development costs, and general contracting services or construction management services, generally 4% to 6% of construction costs.

No fees were paid under these provisions during fiscal 2007.

Director Independence

We believe that Messrs Leidesdorf, Nelson and Wasserman are “independent” as defined in the currently applicable listing standards of the NYSE. Messrs Leidesdorf, Nelson and Wasserman serve on our audit committee. We are not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors.

Icahn Enterprises GP’s board of directors presently consists of half independent directors and the audit committee consists entirely of independent directors.

Item 14. Principal Accounting Fees and Services.

The following tables summarize Grant Thornton LLP Fees for professional services rendered for Icahn Enterprises and its consolidated subsidiaries:

Summary of Grant Thornton LLP Fees for Professional Services Rendered
For the Years Ended December 31, 2007 and 2006

	2007	2006
Audit fees (1)	$6,351,000	$4,965,000
Audit related fees (2)	$168,000	—
Total fees	$6,519,000	$4,965,000

(1)
Services related to audit of annual consolidated financial statements and internal controls, review of quarterly financial statements, review of reports filed with the SEC and other services, including services related to consents, assistance with review of offering documents and registration statement filed with the SEC.

(2)	Diligence services related to potential acquisitions.

In accordance with Icahn Enterprises’ Amended and Restated Audit Committee Charter adopted on March 12, 2004, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to Icahn Enterprises and its consolidated subsidiaries by its independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the Exchange Act), all as required by applicable law or listing standards. All of the fees in fiscal 2007 and fiscal 2006 were pre-approved by the audit committee. For fiscal 2007 and fiscal 2006, none of the services described above under the captions “Audit Related Fees” was covered by the de minimis exception.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

The following financial statements of Icahn Enterprises Holdings L.P. are included in Part II, Item 8:

(a)(2) Financial Statement Schedules:

All other financial statement schedules have been omitted because the required financial information is not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) Exhibits:

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its
General Partner

By:	/s/ Keith A. Meister
Keith A. Meister, Principal Executive Officer and Vice Chairman of the Board

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P., Inc., the general partner of Icahn Enterprises Holdings L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith A. Meister Keith A. Meister	Principal Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	March 31, 2008

/s/ Andrew R. Skobe Andrew R. Skobe	Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2008

Jack G. Wasserman	Director	March 31, 2008

/s/ William A. Leidesdorf William A. Leidesdorf	Director	March 31, 2008

/s/ James L. Nelson James L. Nelson	Director	March 31, 2008

/s/ Vincent J. Intrieri Vincent J. Intrieri	Director	March 31, 2008

/s/ Carl C. Icahn Carl C. Icahn	Chairman of the Board	March 31, 2008

EXHIBIT INDEX

3.1
Certificate of Limited Partnership of Icahn Enterprises L.P., f/k/a American Real Estate Partners, L.P. (“Icahn Enterprises”) dated February 17, 1987, as thereafter amended from time to time (incorporated by reference to Exhibit 3.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on September 20, 2007).

3.2
Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated May 12, 1987 (incorporated by reference to Exhibit 3.2 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).

3.3
Amendment No. 6 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated December 17, 2007 (incorporated by reference to Exhibit 99.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 21, 2007).

3.4
Amendment No. 5 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated September 17, 2007 (incorporated by reference to Exhibit 99.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 21, 2007).

3.5
Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated June 29, 2005 (incorporated by reference to Exhibit 3.1 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).

3.6
Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated May 9, 2002 (incorporated by reference to Exhibit 3.8 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).

3.7
Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated August 16, 1996 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K SEC FileNo. 1-9516), filed on August 16, 1996).

3.8
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated February 22, 1995 (incorporated by reference to Exhibit 3.3 to Icahn Enterprises’ Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).

3.9
Certificate of Limited Partnership of Icahn Enterprises Holdings L.P., f/k/a American Real Estate Holdings Limited Partnership (“Icahn Enterprises Holdings”), dated February 17, 1987, as amended pursuant to First Amendment thereto, dated March 10, 1987 (incorporated by reference to Exhibit 3.5 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004, as further amended pursuant to the Certificate of Amendment thereto, dated September 17, 2007, filed herewith.

3.10
Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings , dated as of July 1, 1987 (incorporated by reference to Exhibit 3.5 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).

3.11	Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated September 17, 2007.

3.12
Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated June 29, 2005 (incorporated by reference to Exhibit 3.2 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).

3.13
Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated June 14, 2002 (incorporated by reference to Exhibit 3.9 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).

3.14
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated August 16, 1996 (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC FileNo. 1-9516), filed on August 16, 1996).

4.1
Depositary Agreement among Icahn Enterprises, Icahn Enterprises G.P. Inc., f/k/a American Property Investors, Inc. (“Icahn Enterprises GP”) and Registrar and Transfer Company, dated as of July 1, 1987 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).

4.2
Amendment No. 1 to the Depositary Agreement dated as of February 22, 1995 (incorporated by reference to Exhibit 4.2 to Icahn Enterprises’ Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).

4.3	Form of Transfer Application (incorporated by reference to Exhibit 4.4 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).

4.4	Specimen Depositary Receipt (incorporated by reference to Exhibit 4.3 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).

4.5	Specimen Certificate representing preferred units (incorporated by reference to Exhibit 4.9 to Icahn Enterprises’ Form S-3 (SEC File No. 33-54767), filed on February 22, 1995).

4.6
Registration Rights Agreement between AREP and X LP (now known as High Coast Limited Partnership) (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).

4.7
Registration Rights Agreement, dated June 30, 2005 between AREP and Highcrest Investors Corp., Amos Corp., Cyprus, LLC and Gascon Partners (incorporated by reference to Exhibit 10.6 to Icahn Enterprises’ Form 10-Q (SEC File No. 1-9516), filed on August 9, 2005), as amended.by Amendment No. 1 thereto, dated as of August 8, 2007 (incorporated by reference to Exhibit 10.5 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007. (SEC File No. 1-9516), filed on August 9, 2007).

10.1	Amended and Restated Agency Agreement (incorporated by reference to Exhibit 10.12 to Icahn Enterprises’ Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).

10.2
Purchase Agreement, dated January 21, 2005, by and among Icahn Enterprises, as Purchaser, and Cyprus, LLC as Seller (incorporated by reference to Exhibit 99.4 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516) filed on January 27, 2005).

10.3
Amendment No. 1, dated as of May 23, 2005, to the Purchase Agreement, dated January 21, 2005, by and among Icahn Enterprises, as Purchaser, and Cyprus, LLC as seller (incorporated by reference to Exhibit 99.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516) filed on May 27, 2005).

10.4
Indenture, dated as of February 7, 2005, among Icahn Enterprises, Icahn Enterprises Finance Corp., f/k/a American Real Estate Finance Corp. (“Icahn Enterprises Finance”) and Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.9 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).

10.5
Form of Icahn Enterprises and Icahn Enterprises Finance 7 1/8% Senior Note due 2013 (incorporated by reference to Exhibit 4.10 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).

10.6
Indenture, dated as of May 12, 2004, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as guarantor and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).

10.7	Form of 8 1/8% Senior Note due 2012 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).

10.8
Credit Agreement, dated as of December 20, 2005, with Citicorp USA, Inc., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and other lender parties thereto. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 22, 2005).

10.9
Security Agreement, dated as of December 20, 2005, from the Guarantors referred to therein to Citicorp USA, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 22, 2005).

10.10
Guaranty, dated as of December 20, 2005, from the guarantors named therein and the Additional Guarantors referred to therein in favor of the Guaranteed Parties referred to therein (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 22, 2005).

10.11
Equity Commitment Agreement, dated June 23, 2005, by and among WS Textile Co., Inc., Textile Holding, Icahn Enterprises Holdings and Aretex LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).

10.12
Rights Offering Sponsor Agreement, dated June 23, 2005, by and between WS Textile Co., Inc. and Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).

10.13
Option Grant Agreement, dated June 29, 2005, between Icahn Enterprises and Keith A. Meister (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 6, 2005).

10.14
Agreement and Plan of Merger dated December 7, 2005, by and among American Real Estate Partners Oil & Gas LLC, National Energy Group, Inc., NEG IPOCO, Inc. (now known as NEG, Inc.), and, solely for purposes of Sections 3.2, 3.3 and 4.16 of the Agreement, Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 001-09516), filed on December 7, 2005).

10.15
Undertaking, dated November 20, 1998, by Starfire Holding Corporation, for the benefit of Icahn Enterprises and its subsidiaries (incorporated by reference to Exhibit 10.42 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2005 (SEC File No. 1-9516), filed on March 16, 2006).

10.16
Loan and Security Agreement, dated as of June 16, 2006, among WestPoint Home, Inc., as the Borrower, the Lenders from time to time party thereto, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9156), filed on June 22, 2006).

10.17
Credit Agreement, dated as of August 21, 2006, among Icahn Enterprises and Icahn Enterprises Finance as the Borrowers, certain subsidiaries of the Borrowers from time to time party thereto, as Guarantors, the several lenders from time to time party thereto, and Bear Stearns Corporate Lending Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on August 25, 2006).

10.18
Pledge and Security Agreement, dated as of August 21, 2006, among AREP Home Fashion Holdings LLC, American Casino & Entertainment LLC, AREP New Jersey Land Holdings LLC, AREP Oil & Gas Holdings LLC and AREP Real Estate Holdings LLC, collectively as the AREH Subsidiary Guarantors, and Bear Stearns Corporate Lending Inc., as Collateral Agent (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on August 25, 2006).

10.19
Exclusivity Agreement and Letter of Intent, dated September 7, 2006, by and among Icahn Enterprises, Icahn Enterprises Holdings and Riata Energy, Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).

10.20
Acquisition Agreement, dated September 3, 2006, by and among Pinnacle Entertainment, Inc., Atlantic Coast Entertainment Holdings, Inc., ACE Gaming LLC, American Real Estate Holdings Limited Partnership, AREP Boardwalk Properties LLC, PSW Properties LLC, AREH MLK LLC and Mitre Associates LLC (incorporated by reference to Icahn Enterprises’ Exhibit 10.1 to Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).

10.21
Stockholders Agreement, dated as of September 3, 2006, among Pinnacle Entertainment, Inc., Icahn Enterprises Holdings and AREP Sands Holding, LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).

10.22
Agreement, dated as of October 25, 2006 by and among National Energy Group, Inc., NEG Oil & Gas LLC, NEG, Inc. and Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on October 31, 2006).

10.23
Purchase and Sale Agreement, dated November 21, 2006, by and among Icahn Enterprises, Icahn Enterprises Holdings, AREP Oil & Gas Holdings LLC, AREP O & G Holdings LLC, NEG Oil & Gas LLC and SandRidge Holdings, Inc. and solely for purposes of Article V, Article XII, Section 9.5 and Section 10.2, Riata Energy, Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on November 28, 2006).

10.24
Shareholders Agreement, dated November 21, 2006, among Riata Energy, Inc. and Certain Shareholders of Riata Energy, Inc. (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on November 28, 2006).

10.25
Interest Transfer Agreement, dated as of November 24, 2006, among Highcrest Investors Corp., Meadow Star Partner LLC, AREP O&G Holdings LLC and AREH Oil & Gas Corp. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on November 30, 2006).

10.26
Agreement of Limited Partnership of Rome Acquisition Limited Partnership, effective as of November 15, 2006, among WH Rome Partners LLC and Meadow Star LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on November 30, 2006).

10.27
Subscription and Standby Commitment Agreement, dated as of December 7, 2006, by and among WestPoint International, Inc. and Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 8, 2006).

10.28
Employment Agreement, dated December 1, 2006, between Icahn Enterprises Holdings and Peter Shea (incorporated by reference to Icahn Enterprises’ Exhibit 10.1 to Form 8-K (SEC File No. 1-9516), filed on December 28, 2006).

10.29
Registration Rights Agreement, dated January 17, 2007, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 4.3 to Icahn Enterprises’ Form 8-K. (SEC File No. 1-9516), filed on January 19, 2007).

10.30
Securities Purchase Agreement, dated April 4, 2007, by and among Icahn Enterprises and the Initial Buyers (incorporated by reference to Exhibit 10.41 to Icahn Enterprises’ Form 8-K. (SEC File No. 1-9516), filed on April 5, 2007).

10.31
Registration Rights Agreement, dated April 4, 2007, by and among Icahn Enterprises and the Initial Buyers (incorporated by reference to Exhibit 10.42 to Icahn Enterprises’ Form 8-K. (SEC File No. 1-9516), filed on April 5, 2007).

10.32
Form of Indenture, dated April 5, 2007, by and among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.43 to Icahn Enterprises’ Form 8-K. (SEC File No. 1-9516), filed on April 5, 2007).

10.33	Form of Variable Rate Senior Convertible Notes due 2013 (incorporated by reference to Exhibit 10.44 to Icahn Enterprises’ Form 8-K. (SEC File No. 1-9516), filed on April 17, 2007).

10.34
Membership Interest Purchase Agreement, dated April 22, 2007, by and between W2007/ACEP Holdings, LLC and American Entertainment Properties Corp. (incorporated by reference to Exhibit 10.45 to Icahn Enterprises’ Form 8-K. (SEC File No. 1-9516), filed on April 24, 2007), as amended by the Second Amendment thereto, dated February 8, 2008 (incorporated by reference to Exhibit 10.46 to Icahn Enterprises’ Form 8-K. (SEC File No. 1-9516), filed on Febuary 11, 2008).

10.35
Contribution and Exchange Agreement by and among Icahn Enterprises, CCI Offshore Corp., CCI Onshore Corp., Icahn Management LP and Carl C. Icahn (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007. (SEC File No. 1-9516), filed on August 9, 2007).

10.36
Employment Agreement by and among Icahn Enterprises, Icahn Capital Management LP and Carl C. Icahn (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007. (SEC File No. 1-9516), filed on August 9, 2007).

10.37
Non-Competition Agreement by and between Icahn Enterprises and Carl C. Icahn (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007. (SEC File No. 1-9516), filed on August 9, 2007).

10.38
Covered Affiliate and Shared Expenses Agreement by and among Icahn Enterprises, Icahn Partners LP, Icahn Fund Ltd., Icahn Fund II Ltd., Icahn Fund III Ltd., Icahn Partners Master Fund L.P., Icahn Partners Master Fund II L.P., Icahn Partners Master Fund III L.P., Icahn Cayman Partners, L.P. and Icahn Partners Master Fund II Feeder LP (incorporated by reference to Exhibit 10.4 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007. (SEC File No. 1-9516), filed on August 9, 2007).

10.39
Stock Purchase Agreement, dated as of November 5, 2007, by and among Cloud Holding LLC, Icahn Enterprises Holdings, Arnos Corp, Philip Services Corporation and PSC Metals Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 10-Q for the quarter ended September 30, 2007. (SEC File No. 1-9516), filed on November 9, 2007).

10.40	Carl C. Icahn Amendment Agreement (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

10.41	Amended Keith A. Meister Employment Agreement (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

10.42	June 1, 2005 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

10.43	January 1, 2006 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.4 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

10.44	March 14, 2006 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.5 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

10.45	April 11, 2006 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.6 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

10.46	February 1, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.7 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

10.47	April 19, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.8 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

10.48	First August 8, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.9 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

10.49	Second August 8, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.10 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

10.50	Keith A. Meister Amendment Agreement (incorporated by reference to Exhibit 10.11 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

10.51	Amended Vincent J. Intrieri Employment Agreement (incorporated by reference to Exhibit 10.12 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

10.52	February 1, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.13 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

10.53	April 19, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.14 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

10.54	First August 8, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.15 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

10.55	Second August 8, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.16 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

10.56	Vincent J. Intrieri Amendment Agreement (incorporated by reference to Exhibit 10.17 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

12.1	Ratio of earnings to fixed charges.

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.2 to AREP’s Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 1-9516), filed on November 9, 2004).

18.1
Preferability letter received from Grant Thornton LLP, dated November 7, 2007 (incorporated by reference to Exhibit 18.1 to Icahn Enterprises’ Form 10-Q for the quarter ended September 30, 2007. (SEC File No. 1-9516), filed on November 9, 2007).

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