Form 10-Q
period 2010-06-30
ICAHN ENTERPRISES HOLDINGS L.P.
filed 2010-08-13
CIK 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From  to

Commission File Number 1-9516

ICAHN ENTERPRISES HOLDINGS L.P.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3398766
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

767 Fifth Avenue, Suite 4700
New York, NY 10153

(Address of Principal Executive Offices) (Zip Code)

(212) 702-4300

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

ICAHN ENTERPRISES HOLDINGS L.P.

i

Part I. Financial Information

Item 1. Financial Statements

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,491	$2,256
Cash held at consolidated affiliated partnerships and restricted cash	1,225	3,336
Investments	6,507	5,405
Accounts receivable, net	1,351	1,139
Due from brokers	13	56
Inventories, net	1,095	1,091
Property, plant and equipment, net	2,928	2,958
Goodwill	1,108	1,083
Intangible assets, net	976	1,007
Other assets	609	569
Total Assets	$18,303	$18,900
LIABILITIES AND EQUITY
Accounts payable	$729	$628
Accrued expenses and other liabilities	2,288	1,993
Securities sold, not yet purchased, at fair value	411	2,035
Due to brokers	774	376
Post-employment benefit liability	1,216	1,413
Debt	5,950	5,181
Total liabilities	11,368	11,626
Commitments and contingencies (Note 17)
Equity:
Limited partner	3,071	3,001
General partner	(285)	(12)
Equity attributable to Icahn Enterprises Holdings	2,786	2,989
Equity attributable to non-controlling interests	4,149	4,285
Total equity	6,935	7,274
Total Liabilities and Equity	$18,303	$18,900

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
Revenues:
Net sales	$2,066	$1,651	$3,952	$3,284
Net (loss) gain from investment activities	(252)	688	(253)	939
Interest and dividend income	54	40	122	122
Loss on extinguishment of debt	—	—	(39)	—
Other income, net	23	28	25	54
	1,891	2,407	3,807	4,399
Expenses:
Cost of goods sold	1,737	1,407	3,326	2,859
Selling, general and administrative	250	287	530	565
Restructuring	7	8	11	50
Impairment	5	1	9	16
Interest expense	95	75	188	153
	2,094	1,778	4,064	3,643
(Loss) income from continuing operations before income tax (expense) benefit	(203)	629	(257)	756
Income tax (expense) benefit	(19)	9	(12)	16
(Loss) income from continuing operations	(222)	638	(269)	772
Income from discontinued operations	—	2	—	2
Net (loss) income	(222)	640	(269)	774
Less: net loss (income) attributable to non-controlling interests	106	(505)	91	(633)
Net (loss) income attributable to Icahn Enterprises Holdings	$(116)	$135	$(178)	$141
Net (loss) income attributable to Icahn Enterprises Holdings from:
Continuing operations	$(116)	$133	$(178)	$139
Discontinued operations	—	2	—	2
	$(116)	$135	$(178)	$141
Net (loss) income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(115)	$130	$(176)	$133
General partner	(1)	5	(2)	8
	$(116)	$135	$(178)	$141

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN EQUITY AND COMPREHENSIVE LOSS
(Unaudited) (In millions)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner’s (Deficit)	Limited Partner’s Equity	Total Partners’ Equity	Non- Controlling Interests	Total Equity

Balance, December 31, 2009	$(12)	$3,001	$2,989	$4,285	$7,274
Comprehensive loss:
Net loss	(2)	(176)	(178)	(91)	(269)
Post-employment benefits, net of tax	1	109	110	35	145
Hedge instruments, net of tax	—	(20)	(20)	(6)	(26)
Translation adjustments and other, net of tax	(2)	(98)	(100)	(36)	(136)
Comprehensive loss	(3)	(185)	(188)	(98)	(286)
Partnership contributions	3	—	3	—	3
Partnership distributions	—	(42)	(42)	—	(42)
Investment Management distributions	—	—	—	(477)	(477)
Investment Management contributions	—	—		429	429
ARI acquisition	(141)	143	2	—	2
Viskase acquisition	(132)	133	1	—	1
Stock-based compensation and other	—	21	21	10	31
Balance, June 30, 2010	$(285)	$3,071	$2,786	$4,149	$6,935

Accumulated other comprehensive loss was $674 and $657 at June 30, 2010 and December 31, 2009, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2010	2009
Cash Flows from operating activities:
Net (loss) income	$(269)	$774
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net income from discontinued operations	—	(2)
Investment losses (gains)	253	(939)
Purchases of securities	(2,919)	(569)
Proceeds from sales of securities	1,627	1,294
Purchases to cover securities sold, not yet purchased	(1,910)	(2,631)
Proceeds from securities sold, not yet purchased	176	2,796
Net premiums received on derivative contracts	2	85
Changes in receivables and payables relating to securities transactions	376	(825)
Depreciation and amortization	223	218
Other, net	(26)	(58)
Changes in cash held at consolidated affiliated partnerships and restricted cash	2,111	(254)
Changes in other operating assets and liabilities	(81)	(143)
Net cash used in operating activities	(437)	(254)
Cash flows from investing activities:
Capital expenditures	(229)	(116)
Purchases of marketable equity and debt securities	—	(37)
Other	(41)	10
Net cash used in investing activities	(270)	(143)
Cash flows from financing activities:
Investment management equity:
Capital distributions to non-controlling interests	(109)	(165)
Capital contributions by non-controlling interests	418	8
Partnership contributions	6	—
Partnership distributions	(42)	(38)
Proceeds from issuance of senior unsecured notes	1,987	—
Proceeds from borrowings	106	7
Repayments of borrowings	(1,364)	(28)
Other	(27)	(5)
Net cash provided by (used in) financing activities	975	(221)
Effect of exchange rate changes on cash	(33)	23
Net increase (decrease) in cash and cash equivalents	235	(595)
Cash and cash equivalents, beginning of period	2,256	2,917
Cash and cash equivalents, end of period	$2,491	$2,322
Supplemental information:
Cash payments for interest, net of amounts capitalized	$95	$162
Net cash (refunds) payments for income taxes	$(1)	$36
Net unrealized losses on available-for-sale securities	$2	$4
Redemptions payable to non-controlling interests	$477	$804

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

1. Description of Business and Basis of Presentation

General

Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) is a limited partnership formed in Delaware on February 17, 1987. Our sole limited partner is Icahn Enterprises L.P. (“Icahn Enterprises”), a Delaware master limited partnership which owns a 99% limited partner interest in us. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), our sole general partner, is a Delaware corporation which is owned and controlled by Mr. Carl C. Icahn, and which owns a 1% general partner interest in both us and Icahn Enterprises, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises. References to “we,” “our” or “us” herein include Icahn Enterprises Holdings and its subsidiaries, unless the context otherwise requires. References to “Icahn Enterprises Holdings” refer to Icahn Enterprises Holdings only, on an unconsolidated basis.

We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment Management, Automotive, Railcar, Food Packaging, Metals, Real Estate and Home Fashion. We also report the unconsolidated results of Icahn Enterprises Holdings and investment activity and expenses associated therewith. Further information regarding our continuing reportable segments is contained in Note 3, “Operating Units,” and Note 14, “Segment Reporting.”

The accompanying consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Registration Statement on Form S-4 (333-166139), as amended, filed with the Securities and Exchange Commission (“SEC”) on June 9, 2010. The financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature.

In accordance with United States generally accepted accounting principles (“U.S. GAAP”), assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for all periods under common control prior to the acquisition are included in our consolidated financial statements.

Our consolidated financial statements include the accounts of (i) Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises Holdings, in addition to those entities in which we have a controlling interest as a general partner interest or in which we are the primary beneficiary of a variable interest entity (“VIE”). In evaluating whether Icahn Enterprises Holdings has a controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; (2) for VIEs that are not subject to the deferral provisions described below in the section entitled, “Adoption of New Accounting Standards,” we consolidate these entities in which we are considered the primary beneficiary because we (i) have the direct or indirect ability through voting rights or similar rights to make decisions about the VIE’s activities that have a significant effect on its success and (ii) absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both (see Note 5, “Investments and Related Matters,” for further discussion regarding our VIEs); and (3) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners’ ability to dissolve the limited partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.

We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “‘40 Act”). Therefore, no more than 40% of our total assets will be invested in investment securities, as such term is defined in the ‘40

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

1. Description of Business and Basis of Presentation  – (continued)

Act. In addition, we do not invest or intend to invest in securities as our primary business. We intend to structure our investments to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code, as amended (the “Code”).

Because of the nature of our businesses, the results of operations for quarterly and other interim periods are not indicative of the results to be expected for the full year. Variations in the amount and timing of gains and losses on our investments can be significant.

Change in Reporting Entity

As discussed further in Note 2, “Acquisitions,” on January 15, 2010, in two separate transactions, we acquired controlling interests in ARI and Viskase from affiliates of Mr. Icahn. ARI and Viskase are each considered entities under common control.

For accounting purposes, ARI’s and Viskase’s earnings for the period of common control up until our acquisition of the controlling interests in each of these companies on January 15, 2010 have been allocated to Icahn Enterprises GP, our general partner.

As a result of the acquisitions of ARI and Viskase that occurred on January 15, 2010, our financial statements now include the results of ARI and Viskase effective when common control (over 50% ownership) has been achieved which for ARI was in May 1988 and for Viskase was in November 2006.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, cash held at consolidated affiliated partnerships and restricted cash, accounts receivable, due from brokers, accounts payable, accrued expenses and other liabilities and due to brokers are deemed to be reasonable estimates of their fair values because of their short-term nature.

See Note 5, “Investments and Related Matters,” and Note 6, “Fair Value Measurements,” for a detailed discussion of our investments.

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2010 are approximately $6.0 billion and $5.6 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2009 was approximately $5.2 billion and $4.8 billion, respectively.

Restricted Cash

Our restricted cash balance was approximately $0.7 billion and $2.8 billion as of June 30, 2010 and December 31, 2009, respectively.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

1. Description of Business and Basis of Presentation  – (continued)

Adoption of New Accounting Standards

In December 2009, the Financial Accounting Standards Board (“FASB”) issued amended standards for determining whether to consolidate a VIE. This new standard affects all entities currently within the scope of the Consolidation Topic of the FASB Accounting Standards Codification (“ASC”), as well as qualifying special-purpose entities that are currently excluded from the scope of the Consolidation Topic of the FASB ASC. This new standard amends the evaluation criteria to identify the primary beneficiary of the VIE and requires ongoing reassessment of whether an enterprise is the primary beneficiary of such VIEs. This new standard is effective as of the beginning of the first fiscal year beginning after November 15, 2009. The adoption of this new standard did not have a material impact on our financial condition, results of operations and cash flows. As discussed below, we determined that certain entities within our Investment Management segment met the deferral criteria and we will therefore be deferring the application of this new guidance for these entities.

In February 2010, the FASB issued new guidance which amends the consolidation requirement discussed above. This amendment defers consolidation requirements for a reporting entity’s interest in an entity if the reporting entity (1) has all the attributes of an investment company or (2) represents an entity for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could be potentially significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities or entities formerly considered special-purpose entities. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of VIEs or other applicable consolidation guidance, such as the consolidation of partnerships. Entities are required, however, to provide disclosures for all VIEs in which they hold a variable interest. This includes variable interests in entities that qualify for the deferral but are considered VIEs under the prior accounting provisions. This new guidance is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. We determined that certain entities within our Investment Management segment met the deferral provisions of this new guidance. Accordingly, these entities within our Investment Management segment will continue to be subject to the overall guidance on the consolidation of VIEs prior to the new standard described above or other applicable consolidation guidance, such as the consolidation of partnerships. See Note 5, “Investments and Related Matters — Investments in Variable Interest Entities,” for further discussion.

In January 2010, the FASB issued new guidance on supplemental fair value disclosures. The new disclosures require (1) a gross presentation of activities within the Level 3 roll forward reconciliation, which will replace the net presentation format and (2) detailed disclosures about the transfers between Level 1 and Level 2 measurements. Additionally, the new guidance also provides several clarifications regarding the level of disaggregation and disclosures about inputs and valuation techniques. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Early application is permitted and comparative disclosures are not required in the period of initial adoption. We have adopted the provisions of this new guidance effective January 1, 2010. The adoption of this new standard did not have any impact on our financial condition, results of operations and cash flows. See Note 6, “Fair Value Measurements,” for additional information.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

1. Description of Business and Basis of Presentation  – (continued)

Recently Issued Accounting Standards

In March 2010, the FASB issued new guidance on the accounting for credit derivatives that are embedded in beneficial interests in securitized financial assets. The new guidance eliminates the scope exception of certain credit derivative features embedded in beneficial interests in securitized financial assets that are currently not accounted for as derivatives within the Derivatives and Hedging Topic of the FASB ASC. As a result, bifurcation and separate recognition may be required for certain beneficial interests that are not currently accounted for at fair value through earnings. This new guidance is effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at each entity’s first fiscal quarter beginning after issuance. The adoption of this new standard will not have a material impact on our financial condition, results of operations and cash flows.

Filing Status of Subsidiaries

Federal-Mogul Corporation (“Federal-Mogul”) and ARI are each a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and file annual, quarterly and current reports. Each of these reports is separately filed with the SEC and is publicly available at www.sec.gov.

2. Acquisitions

Acquisition of Controlling Interest in American Railcar Industries, Inc.

On January 15, 2010, pursuant to a Contribution and Exchange Agreement (the “ARI Contribution and Exchange Agreement”) among Icahn Enterprises, Beckton Corp., a Delaware corporation (“Beckton”), Barberry Corp., a Delaware Corporation (“Barberry”), Modal LLC, a Delaware limited liability company (“Modal”), and Caboose Holding LLC, a Delaware limited liability company (“Caboose” and, together with Beckton, Barberry and Modal, collectively, the “ARI Contributing Parties”), the ARI Contributing Parties contributed to Icahn Enterprises 11,564,145 shares of common stock of ARI, representing approximately 54.3% of ARI’s total outstanding common stock as of January 15, 2010, collectively owned by the ARI Contributing Parties for aggregate consideration consisting of 3,116,537 of Icahn Enterprises’ depositary units (or approximately $141 million based on the closing price of Icahn Enterprises’ depositary units on January 15, 2010) subject to certain post-closing adjustments. On August 10, 2010, Icahn Enterprises issued 973,498 additional shares of its depositary units to the ARI Contributing Parties based on a post-closing adjustment formula that measures the amount that the six-month volume-weighted average price of ARI’s common stock has exceeded or is less than certain price targets (subject to a ceiling) following the closing date.

ARI is a leading North American designer and manufacturer of hopper and tank railcars. ARI also repairs and refurbishes railcars, provides fleet management services and designs and manufactures certain railcar and industrial components. The transactions contemplated by the ARI Contribution and Exchange Agreement were authorized by the Audit Committee of the board of directors of Icahn Enterprises GP on January 11, 2010. The Audit Committee was advised by independent counsel and an independent financial advisor which rendered a fairness opinion.

Acquisition of Controlling Interest in Viskase Companies, Inc.

On January 15, 2010, pursuant to a Contribution and Exchange Agreement (the “Viskase Contribution and Exchange Agreement”) among Icahn Enterprises, Beckton, Barberry, Koala Holding Limited Partnership, a Delaware limited partnership (“Koala”), High River Limited Partnership, a Delaware limited partnership (“High River”), and Meadow Walk Limited Partnership, a Delaware limited partnership (“Meadow Walk” and, together with Barberry, Koala and High River, collectively, the “Viskase Contributing Parties”), the Viskase Contributing Parties contributed to Icahn Enterprises 25,560,929 shares of common stock of Viskase, representing approximately 71.4% of Viskase’s total outstanding common stock as of January 15, 2010,

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

2. Acquisitions  – (continued)

collectively owned by the Viskase Contributing Parties for aggregate consideration consisting of 2,915,695 of Icahn Enterprises’ depositary units (or approximately $132 million based on the closing price of Icahn Enterprises’ depositary units on January 15, 2010). Viskase is a leading worldwide producer of non-edible cellulosic, fibrous and plastic casings used to prepare and package processed meat and poultry products. The transactions contemplated by the Viskase Contribution and Exchange Agreement were authorized by the Audit Committee of the board of directors of Icahn Enterprises GP on January 11, 2010. The Audit Committee was advised by independent counsel and an independent financial advisor which rendered a fairness opinion.

As a result of our acquisition of a controlling interest in Viskase, certain long-term assets have been adjusted, effective the date of common control, by a total of $18 million as a result of our required utilization of common control parties’ underlying basis in such assets as follows: increase of $3 million for goodwill, increase of $20 million for intangible assets and decrease of $5 million for property, plant and equipment, net.

3. Operating Units

a. Investment Management

Icahn Onshore LP (the “Onshore GP”) and Icahn Offshore LP (the “Offshore GP” and, together with the Onshore GP, the “General Partners”) act as general partner of Icahn Partners LP (the “Onshore Fund”) and the Offshore Master Funds (as defined herein), respectively. The “Offshore Master Funds” consist of (i) Icahn Partners Master Fund LP, (ii) Icahn Partners Master Fund II L.P. (“Master Fund II”) and (iii) Icahn Partners Master Fund III L.P. (“Master Fund III”). The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.” In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q, the “Offshore Funds” consist of (i) Icahn Fund Ltd. (referred to herein as the Offshore Fund), (ii) Icahn Fund II Ltd. and (iii) Icahn Fund III Ltd. The Offshore GP also acts as general partner of a fund formed as a Cayman Islands exempted limited partnership that invests in the Offshore Master Funds. This fund, together with other funds that also invest in the Offshore Master Funds, constitute the “Feeder Funds” and, together with the Investment Funds, are referred to herein as the “Private Funds.”

Effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide or cause their affiliates to provide certain administrative and back office services to the Private Funds that had been previously provided by Icahn Capital Management LP (collectively, the “Services”) and, in consideration of providing the Services, the General Partners will receive special profits interest allocations from the Investment Funds. Prior to June 30, 2009 this allocation was generally equal to 0.625% of the balance in each fee-paying capital account as of the beginning of each quarter (for each investor of fee-paying capital account, the Target Special Profits Interest Amount) except that amounts are only allocated to the General Partners in respect of special profits interest allocations if there is sufficient net profits in the applicable Investment Fund to cover such amounts. The General Partners may also receive incentive allocations, which prior to June 30, 2009, were generally 25% of the net profits generated by fee-paying investors in the Investment Funds, subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods have been recovered). (See below for discussion of new fee structure for special profits interest allocations and incentive allocations effective as of July 1, 2009.) The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available.

Beginning July 1, 2009 through July 1, 2010, all limited partnership agreements and offering memoranda of the Private Funds (the “Fund Documents”) were revised primarily to provide existing investors and new investors (“Investors”) with various new options for investments in the Private Funds (each an “Option”). Each Option has certain eligibility criteria for Investors and existing investors were permitted to

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

3. Operating Units  – (continued)

roll over their investments made in the Private Funds prior to the applicable Fund Documents being updated (“Pre-Election Investments”) into one or more of the new Options. For fee-paying investments, the special profits interest allocations range from 1.5% to 2.25% per annum and the incentive allocations range from 15% (in some cases subject to a preferred return) to 22% per annum. The new Options also have different withdrawal terms, with certain Options being permitted to withdraw capital every six months (subject to certain limitations on aggregate withdrawals) and other Options being subject to three-year rolling lock-up periods, provided that early withdrawals are permitted at certain times with the payment to the Private Funds of a fee. For those Options with rolling lock-ups, the General Partners will not be entitled to receive an incentive allocation for a period of two years or longer.

The economic and withdrawal terms of the Pre-Election Investments remain the same, which include, for most fee-paying Investors, a special profits interest allocation of 2.5% per annum, an incentive allocation of 25% per annum and a three-year lock-up period (or sooner, subject to the payment of an early withdrawal fee). Certain of the Options will preserve each Investor’s existing high watermark with respect to its rolled over Pre-Election Investments and one of the Options establishes a hypothetical high watermark for new capital invested before December 31, 2010 by persons that had Pre-Election Investments. Effective with permitted withdrawals on December 31, 2009, if an Investor does not roll over a Pre-Election Investment into another Option when it is first eligible to do so without the payment of a withdrawal fee, the Private Funds will require such Investor to withdraw such Pre-Election Investment.

Our Investment Management segment’s revenues are affected by the combination of fee-paying assets under management (“AUM”) and the investment performance of the Private Funds. The General Partners’ incentive allocations and special profits interest allocations earned from the Private Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions) assuming sufficient net profits. Such quarterly accruals may be reversed as a result of subsequent investment performance prior to the date of such allocation. Effective July 1, 2009, certain Options provide for incentive allocations to be allocated less frequently than the end of each fiscal year, in which case, quarterly accruals may be reversed as described above prior to the date of allocation.

As of June 30, 2010, the full Target Special Profits Interest Amount was $24 million, including a Target Special Profits Interest Amount for the first six months of the fiscal year ending December 31, 2010 (“fiscal 2010”) and a hypothetical return on the full Target Special Profits Interest Amount from the Investment Funds. For the three months ended June 30, 2010, there was a reversal of $11 million due in special profits interest allocation accrual due to losses in the Investment Funds. For the six months ended June 30, 2010 there was no special profits interest allocation accrual due to losses in the Investment Funds; the full Target Special Profits Interest Amount of $24 million will be carried forward and accrued to the extent that there are sufficient net profits in the Investment Funds during subsequent investment periods to cover such amounts. The special profits interest allocation accrual for the three and six months ended June 30, 2009 was $34 million and $121 million, respectively. The special profits interest allocation accrual for the six months ended June 30, 2009 included a carry-forward Target Special Profits Interest Amount of $70 million from December 31, 2008.

b. Automotive

We conduct our Automotive segment through our majority ownership in Federal-Mogul. Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. Federal-Mogul serves the world’s foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail and off-road vehicles, as well as the worldwide aftermarket. As of June 30, 2010, Federal-Mogul is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

3. Operating Units  – (continued)

Federal-Mogul believes that its sales are well-balanced between OEM and aftermarket, as well as domestic and international markets. Federal-Mogul’s customers include the world’s largest light and commercial vehicle OEMs and major distributors and retailers in the independent aftermarket. Federal-Mogul has operations in established markets, such as Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets, including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Sweden, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions and changes in laws and regulations.

Accounts Receivable, net

Federal-Mogul’s subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are parties to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $199 million and $217 million as of June 30, 2010 and December 31, 2009, respectively. Of those gross amounts, $168 million and $190 million, respectively, were factored without recourse and treated as sales. The remaining $31 million and $27 million, respectively, were factored with recourse, pledged as collateral, accounted for as secured borrowings and recorded in our consolidated balance sheets as accounts receivable and the related debt shown separately. Under terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Federal-Mogul had outstanding factored amounts of $1 million and $4 million for which cash had not yet been drawn as of June 30, 2010 and December 31, 2009, respectively. Proceeds from the factoring of accounts receivable without recourse and treated as sales were $627 million and $501 million for the six months ended June 30, 2010 and 2009, respectively. Expenses associated with receivables factored or discounted are recorded in our consolidated statements of operations within other income, net.

Restructuring

Federal-Mogul’s restructuring charges are comprised of two types: employee costs (principally termination benefits) and facility closure costs. Termination benefits are accounted for in accordance with FASB ASC Topic 712, Compensation — Nonretirement Post-employment Benefits, and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Facility closure and other costs are accounted for in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligation, and are recorded when the liability is incurred.

Estimates of restructuring charges are based on information available at the time such charges are recorded. In certain countries where Federal-Mogul operates, statutory requirements include involuntary termination benefits that extend several years into the future. Accordingly, severance payments continue well past the date of termination at many international locations. Thus, these programs appear to be ongoing when, in fact, terminations and other activities under these programs have been substantially completed. Federal-Mogul expects that future savings resulting from execution of its restructuring programs will generally result in full pay-back within 36 months.

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded reserves of $5 million and $29 million were reversed for the six months ended June 30, 2010 and 2009, respectively. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected outcome (based on historical practice) of negotiations with labor unions, which reduced the level of originally committed actions; implemented government employment programs, which lowered the expected cost and changes in approach to accomplish restructuring activities.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

3. Operating Units  – (continued)

Federal-Mogul’s restructuring activities are undertaken as necessary to execute its strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize Federal-Mogul’s businesses and to relocate manufacturing operations to best cost markets. These activities generally fall into one of the following categories:

1.	Closure of Facilities and Relocation of Production — in connection with Federal-Mogul’s strategy, certain operations have been closed and related production relocated to best cost countries or to other locations with available capacity.
2.	Consolidation of Administrative Functions and Standardization of Manufacturing Processes — as part of its productivity strategy, Federal-Mogul has acted to consolidate its administrative functions to reduce selling, general and administrative costs and change its manufacturing processes to improve operating efficiencies through standardization of processes.

An unprecedented downturn in the global automotive industry and global financial markets led Federal-Mogul to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, was expected to reduce Federal-Mogul’s global workforce by approximately 8,600 positions when compared with Federal-Mogul’s workforce as of September 30, 2008. For the three and six months ended June 30, 2010, Federal-Mogul recorded $1 million each in net restructuring credits associated with Restructuring 2009. Federal-Mogul expects to incur additional restructuring charges, primarily related to facility closure costs, up to $4 million through fiscal 2010, of which $1 million is expected to be employee costs and $3 million is expected to be facility closure costs. As the majority of the Restructuring 2009 costs are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs. Total cumulative restructuring charges related to Restructuring 2009 through June 30, 2010 were $157 million.

Federal-Mogul expects to finance its restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under its debt agreements, subject to the terms of applicable covenants. Federal-Mogul does not expect that the execution of these programs will have an adverse impact on its liquidity position.

As of December 31, 2009, the accrued liability balance relating to all restructuring programs was $55 million. For the three and six months ended June 30, 2010, Federal-Mogul incurred $5 million and $6 million of net restructuring charges, respectively, substantially all of which were for net restructuring charges outside of Restructuring 2009 and were related to certain plant closures, all of which were related to employee costs. For the three and six months ended June 30, 2009, Federal-Mogul incurred $2 million and $40 million of restructuring charges, respectively. During the six months ended June 30, 2010, Federal-Mogul paid $20 million of restructuring charges. As of June 30, 2010, the accrued liability balance was $35 million, including $6 million of foreign currency adjustments, and is included in accrued expenses and other liabilities in our consolidated balance sheets.

Currency Matters

Federal-Mogul has operated an aftermarket distribution center in Venezuela for several years, supplying imported replacement automotive parts to the local independent aftermarket. Since 2005, two exchange rates have existed in Venezuela: the official rate, which has been frozen since 2005 at 2.15 bolivars per U.S. dollar; and the parallel rate, which floats at a rate much higher than the official rate. Given the existence of the two rates in Venezuela, Federal-Mogul deemed the official rate was appropriate for the purpose of conversion into U.S. dollars at December 31, 2009 based on no positive intent to repatriate cash at the parallel rate and demonstrated ability to repatriate cash at the official rate.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

3. Operating Units  – (continued)

Near the end of the fiscal year ended December 31, 2009 (“fiscal 2009”), the three-year cumulative inflation rate for Venezuela was above 100%, which requires the Venezuelan operation to report its results as though the U.S. dollar is its functional currency in accordance with FASB ASC Topic 830, Foreign Currency Matters, commencing January 1, 2010 (“inflationary accounting”). The impact of this transition to a U.S. dollar functional currency is that any change in the U.S. dollar value of bolivar denominated monetary assets and liabilities must be recognized directly in earnings.

On January 8, 2010, the official exchange rate was set by the Venezuelan government at 4.3 bolivars per U.S. dollar, except for certain “strategic industries” that are permitted to repatriate U.S. dollars at the rate of 2.6 bolivars per U.S. dollar. During the six months ended June 30, 2010, Federal-Mogul recorded $20 million in foreign currency exchange expense due to this change in the exchange rate. Based upon recent fiscal 2010 cash repatriations of cash, Federal-Mogul believes that all amounts currently submitted to the Venezuelan government for repatriation prior to fiscal 2010 will be paid out at the “strategic” rate, with the remaining monetary assets being converted at the official rate of 4.3.

Impairment

Federal-Mogul recorded $4 million and $8 million in impairment charges for the three and six months ended June 30, 2010, respectively, related to certain of its equipment where the assessment of future undiscounted cash flows of such equipment, when compared to the current carrying value of the equipment, indicated the assets were not recoverable. Federal-Mogul determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements.

c. Railcar

We conduct our Railcar segment through our majority ownership in ARI. ARI manufactures railcars, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI also provides railcar repair and maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing LLC (“ARL”). In addition, ARI provides fleet management and maintenance services for railcars owned by certain customers. Such services include inspecting and supervising the maintenance and repair of such railcars.

ARI’s three largest customers (including an affiliate) accounted for 66% and 87%, respectively, of ARI’s total net sales for the six months ended June 30, 2010 and 2009.

d. Food Packaging

We conduct our Food Packaging segment through our majority ownership in Viskase. Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates seven manufacturing facilities and nine distribution centers throughout North America, Europe and South America and derives approximately 68% of Viskase’s total net sales from customers located outside the United States. Viskase believes it is one of the two largest manufacturers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings. As of June 30, 2010, $111 million of Viskase’s assets were located outside of the United States, primarily in France.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

3. Operating Units  – (continued)

e. Metals

We conduct our Metals segment through our indirect wholly owned subsidiary, PSC Metals, Inc. (“PSC Metals”). PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. PSC Metals’ ferrous products include shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), cast furnace iron and broken furnace iron. PSC Metals also processes non-ferrous metals including aluminum, copper, brass, stainless steel and nickel-bearing metals. Non-ferrous products are a significant raw material in the production of aluminum and copper alloys used in manufacturing. PSC Metals also operates a secondary products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets.

PSC Metals had five and three customers who accounted for approximately 47% and 21%, respectively, of PSC Metals’ net sales for the six months ended June 30, 2010 and 2009, respectively.

f. Real Estate

Our Real Estate segment consists of rental real estate, property development and resort activities.

As of each of June 30, 2010 and December 31, 2009, we owned 30 rental real estate properties. Our property development operations are run primarily through Bayswater, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 327 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well.

In February 2010, our Real Estate operations acquired from Fontainebleau Las Vegas, LLC (“Fontainebleau”), and certain affiliated entities, certain assets associated with property and improvements (the “Former Fontainebleau Property”) located in Las Vegas, Nevada for an aggregate purchase price of approximately $148 million. The Former Fontainebleau Property includes (i) an unfinished building of approximately nine million square feet situated on approximately 25 acres of land and (ii) inventory.

On February 10, 2010, we completed a fair value study on the Former Fontainebleau Property. Fair value was determined using “as is” cost and comparable market sales approaches. The total fair value of the Former Fontainebleau Property was valued at approximately $200 million, of which $91 million related to land. Based on the relative fair market value of all the assets of the Former Fontainebleau Property, of the aggregate purchase price of $148 million, $65 million was allocated to land and $83 million was allocated to construction in progress.

As of June 30, 2010 and December 31, 2009, $108 million and $110 million, respectively, of the net investment in financing leases, net real estate leased to others and resort properties, which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.

g. Home Fashion

We conduct our Home Fashion segment through our majority ownership in WestPoint International, Inc. (“WPI”), a manufacturer and distributor of home fashion consumer products. WPI is engaged in the business of manufacturing, sourcing, designing, marketing and distributing home fashion consumer products. WPI markets a broad range of manufactured and sourced bed, bath, basic bedding and kitchen textile products, including, sheets, pillowcases, comforters, flocked blankets, woven blankets and throws, heated blankets,

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

3. Operating Units  – (continued)

quilts, bedspreads, duvet covers, bed pillows, mattress pads, bath and beach towels, bath rugs, kitchen towels and kitchen accessories. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPI receives a small portion of its revenues through the licensing of its trademarks.

A relatively small number of customers have historically accounted for a significant portion of WPI’s net sales. WPI had seven and six customers who accounted for approximately 68% and 58% respectively, of WPI’s net sales for the six months ended June 30, 2010 and 2009, respectively.

Restructuring

To improve WPI’s competitive position, WPI’s management intends to continue to reduce its cost of goods sold by restructuring its operations in the plants located in the United States, increasing production within its non-U.S. facilities and joint venture operation and sourcing goods from lower cost overseas facilities. WPI utilizes a third party to manage the majority of its U.S. warehousing and distribution operations, located at its Wagram, North Carolina facility. In fiscal 2009, as part of its ongoing restructuring activities, WPI closed certain of its manufacturing facilities located in the United States. In the future, the vast majority of the products manufactured or fabricated in these facilities will be sourced from plants located outside of the United States. As of June 30, 2010, $177 million of WPI’s assets were located outside of the United States, primarily in Bahrain.

WPI incurred restructuring costs of $2 million and $5 million, respectively, for the three and six months ended June 30, 2010. Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs and transition expenses. The amount of accrued restructuring costs at December 31, 2009 was $1 million. WPI paid $5 million of restructuring charges for the six months ended June 30, 2010. As of June 30, 2010, the accrued liability balance was $1 million, which is included in accrued expenses and other liabilities in our consolidated balance sheet.

Total cumulative restructuring charges from August 8, 2005 (acquisition date) through June 30, 2010 were $82 million.

WPI anticipates incurring restructuring costs in fiscal 2010 relating to the current restructuring plan of $11 million primarily related to the continuing costs of its closed facilities, employee severance, benefits and related costs and transition expenses. Restructuring costs could be affected by, among other things, WPI’s decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts.

4. Related Party Transactions

Our amended and restated agreement of limited partnership expressly permits us to enter into transactions with our general partner or any of its affiliates, including, without limitation, buying or selling properties from or to our general partner and any of its affiliates and borrowing and lending money from or to our general partner and any of its affiliates, subject to limitations contained in our partnership agreement and the Delaware Revised Uniform Limited Partnership Act. The indentures governing our indebtedness contain certain covenants applicable to transactions with affiliates.

a. Investment Management

Until August 8, 2007, Icahn Management LP (“Icahn Management”) elected to defer most of the management fees from the Offshore Funds and such amounts remain invested in the Offshore Funds. At June 30, 2010 and December 31, 2009, the balance of the deferred management fees payable (included in accrued expenses and other liabilities) by the Offshore Funds to Icahn Management was $121 million and

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

4. Related Party Transactions  – (continued)

$125 million, respectively. The deferred management fee payable decreased by $4 million and increased by $21 million for the six months ended June 30, 2010 and 2009, respectively, due to the performance of the Private Funds.

Effective January 1, 2008, Icahn Capital LP (“Icahn Capital”) paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services. Prior to January 1, 2008, Icahn & Co. LLC paid for such services. Under a separate expense-sharing agreement, Icahn Capital charged Icahn Affiliates $0.5 million and $1.0 million for such services for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, accrued expenses and other liabilities in our consolidated balance sheets included $2 million and $1 million, respectively, to be applied to Icahn Capital’s charges to Icahn Affiliates for services to be provided to them.

In addition to our direct investments in the Private Funds, Mr. Icahn, along with his affiliates, makes investments in the Private Funds. These investments are not subject to special profits interest allocations or incentive allocations. As of June 30, 2010 and December 31, 2009, the total fair value of these investments was approximately $1.8 billion and $1.5 billion, respectively.

b. Railcar

As described in Note 2, “Acquisitions,” in January 2010, we acquired a controlling interest in ARI from affiliates of Mr. Icahn. As a result of this acquisition, we have the following related party transactions:

Agreements with ACF Industries LLC and American Railcar Leasing LLC

ARI has or had various agreements with ACF Industries LLC (“ACF”) and ARL, companies controlled by Mr. Icahn. The most significant agreements include the following:

Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at ARI’s instruction, various railcar components. In consideration for these services, ARI agreed to pay ACF certain agreed-upon rates. In the three months ended June 30, 2010 and 2009, ARI purchased inventory of less than $0.1 million and $3 million, respectively, of components from ACF. In the six months ended June 30, 2010 and 2009, ARI purchased inventory of $1 million and $11 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by ARI.

In May 2007, ARI entered into a manufacturing agreement with ACF, pursuant to which ARI agreed to purchase approximately 1,390 tank railcars from ACF. The profit realized by ARI upon sale of the tank railcars to ARI customers was first paid to ACF in reimbursement for the start-up costs involved in implementing the manufacturing arrangements evidenced by the agreement and thereafter, the profit was split evenly between ARI and ACF. The commitment under this agreement was satisfied in March 2009 and the agreement was terminated at that time. For the three months ended June 30, 2010 and 2009, and for the six months ended June 30, 2010, ARI incurred no costs under this agreement. For the six months ended June 30, 2009, ARI incurred costs under this agreement of $4 million in connection with railcars that were manufactured and delivered to customers during that period, which includes payments made to ACF for its share of the profits along with ARI costs. ARI recognized no revenue under this arrangement for each of the three months ended June 30, 2010 and 2009. ARI recognized no revenue under this agreement for the six months ended June 30, 2010 and recognized revenues of $19 million related to railcars shipped under this agreement for the six months ended June 30, 2009.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

4. Related Party Transactions  – (continued)

Effective as of January 1, 2008, ARI entered into a fleet services agreement with ARL, which replaced a 2005 railcar servicing agreement between the parties. The 2008 agreement reflects a reduced level of fleet management services, relating primarily to logistics management services, for which ARL now pays a fixed monthly fee. Additionally, under the agreement, ARI continues to provide railcar repair and maintenance services to ARL for a charge of labor, components and materials. ARI currently provides such repair and maintenance services for approximately 27,000 railcars for ARL. The agreement extends through December 31, 2010, and is automatically renewed for additional one-year periods unless either party gives at least 60 days’ prior notice of termination. There is no termination fee if ARI elects to terminate this agreement. Railcar services revenues recorded under this agreement for the three months ended June 30, 2010 and 2009 were $3 million and $5 million, respectively, and are included in net sales in our consolidated statements of operations. For the six months ended June 30, 2010 and 2009, railcar services revenues of $6 million and $8 million, respectively, were recorded under this agreement. Profit margins on sales to related parties approximate the margins on sales to other large customers.

ARI from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order basis. Revenues from railcars sold to ARL were $34 million and $37 million for the three months ended June 30, 2010 and 2009, respectively, and are included in net sales in our consolidated statements of operations. For the six months ended June 30, 2010 and 2009, revenues from railcars sold to ARL were $46 million and $86 million, respectively.

As of June 30, 2010 and December 31, 2009, ARI had accounts receivable of $14 million and $1 million, respectively, due from ACF and ARL.

c. Food Packaging

As described in Note 2, “Acquisitions,” in January 2010 we acquired a controlling interest in Viskase from affiliates of Mr. Icahn. As a result of this acquisition, we have the following related party transaction:

Arnos Corporation, an affiliate of Mr. Icahn, was the lender on Viskase’s Revolving Credit Facility as of December 31, 2009. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. See Note 11, “Debt,” for further discussion regarding Viskase’s Revolving Credit Facility.

d. Administrative Services — Icahn Enterprises Holdings

For each of the six months ended June 30, 2010 and 2009 we paid an affiliate approximately $1 million for the non-exclusive use of office space.

For each of the six months ended June 30, 2010 and 2009 we paid $0.3 million to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services.

Icahn Enterprises Holdings provided certain professional services to an Icahn Affiliate for which it charged approximately $1 million and $2 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, accrued expenses and other liabilities in our consolidated balance sheets included $0.8 million to be applied to Icahn Enterprises Holding’s charges to the affiliate for services to be provided to it.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

5. Investments and Related Matters

a. Investment Management

Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Private Funds’ investments, securities sold, not yet purchased and unrealized gains and losses on derivatives (in millions of dollars):

	June 30, 2010		December 31, 2009
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(in millions)
Assets
Investments:
Equity Securities:
Communications	$1,935	$1,214	$1,710	$1,131
Consumer, non-cyclical	1,708	1,585	1,397	1,320
Consumer, cyclical	482	494	274	117
Energy	1,009	923	—	—
Financial	100	92	226	269
Index	134	186	—	—
Industrial	10	10	—	—
Technology	247	240	62	71
Other	—	—	2	—
	5,625	4,744	3,671	2,908
Corporate debt:
Consumer, cyclical	725	675	651	642
Energy	7	7	—	—
Financial	508	604	1,146	1,373
	1,240	1,286	1,797	2,015
Mortgage-backed securities:
Financial	151	197	140	168
	7,016	6,227	5,608	5,091
Unrealized gains on derivative contracts, at fair value(1):	7	18	2	6
	$7,023	$6,245	$5,610	$5,097
Liabilities
Securities sold, not yet purchased:
Consumer, cyclical	$60	$65	$302	$323
Financial	51	47	125	114
Funds	188	236	1,384	1,598
Index	121	63	—	—
	420	411	1,811	2,035
Unrealized losses on derivative contracts, at fair value(2):	21	58	24	111
	$441	$469	$1,835	$2,146

(1)	Amounts are included in other assets in our consolidated balance sheets.
(2)	Amounts are included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

5. Investments and Related Matters  – (continued)

The General Partners adopted FASB ASC Section 946-810-45, Financial Services — Investment Companies — Consolidation — Other Presentation Matters, as of January 1, 2007. FASB ASC Section 946-810-45 provides guidance on whether investment company accounting should be retained in the financial statements of a parent entity. Upon the adoption of FASB ASC Section 946-810-45, the General Partners lost their ability to retain specialized accounting. For those investments that (i) were deemed to be available-for-sale securities, (ii) fall outside the scope of FAS ASC Topic 320, Investments — Debt and Equity Securities, or (iii) the Private Funds would otherwise account for under the equity method, the Private Funds apply the fair value option. The application of the fair value option is irrevocable.

The Private Funds assess the applicability of equity method accounting with respect to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Private Funds combined with those of our affiliates.

The Private Funds applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting. As of June 30, 2010, the fair value of these investments was $438 million. Included in this amount is the Private Funds’ investment in Tropicana Entertainment Inc. (“Tropicana”) (as discussed below) and Lions Gate Entertainment Corp (“Lions Gate”). As of June 30, 2010, the Private Funds hold, in the aggregate, 12,870,446 Tropicana Shares, representing 48.9% of the outstanding shares of Tropicana. The Private Funds have applied the fair value option to their investment in Tropicana as of June 30, 2010. As of June 30, 2010, the Private Funds together with their affiliates hold, in the aggregate, 40,003,367 shares of Lions Gate, representing approximately 33.9% of the outstanding shares of Lions Gate. On July 1, 2010, the Private Funds and their affiliates purchased an additional 4,638,702 shares of Lions Gate in the open market. Following these purchases, the Private Funds, together with their affiliates, held 44,642,069 shares of Lions Gate, representing approximately 37.8% of the issued and outstanding shares of Lions Gate. Subsequent to these purchases, Lions Gate issued 16,236,305 of its shares to one of its directors. These shares were excluded from the calculation of the percentage of shares of Lions Gate held by the Private Funds and their affiliates as of July 1, 2010 because the validity of such issuance is in dispute. The Private Funds have applied the fair value option to their investment in Lions Gate as of June 30, 2010. For the six months ended June 30, 2010 and 2009, the Private Funds recorded losses of $4 million and $0.2 million, respectively, with respect to these investments. Such amounts are included in net gain (loss) from investment activities in our consolidated statements of operations.

We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements. Tropicana and Lions Gate are registered SEC reporting companies whose financial statements are available at www.sec.gov.

On March 8, 2010, (the “Effective Date”), Tropicana completed the acquisition of certain assets of its predecessor, Tropicana Entertainment, LLC, (“Tropicana LLC”), and certain subsidiaries and affiliates thereof (together, the “Predecessors”) and Tropicana Resort and Casino-Atlantic City (“Tropicana AC”). Such transactions, referred to as the “Restructuring Transactions,” were effected pursuant to the Joint Plan of Reorganization of Tropicana Entertainment, LLC and Certain of Its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code, filed with the United States Bankruptcy Court for the District of Delaware on January 8, 2009, as amended (the “Plan”). Prior to the Restructuring Transactions, the Private Funds held positions in certain debt securities and instruments in the Predecessors. As a result of the Restructuring Transactions pursuant to the Plan, the Private Funds received a combined amount of 11,880,021 shares of Tropicana (“Tropicana Shares”). In addition, in connection with Tropicana’s completion of the Restructuring Transactions, Tropicana entered into a credit agreement, dated as of December 29, 2009 (the “Exit Facility”). The Private Funds are lenders under the Exit Facility and, in the aggregate, hold over 50% of the loans under the Exit Facility. Furthermore, Icahn Agency Services LLC, our indirect subsidiary, is the administrative agent under the Exit Facility. Pursuant to the terms of the Exit Facility, the lenders, including the Private Funds,

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

5. Investments and Related Matters  – (continued)

were issued warrants to purchase Tropicana Shares (the “Warrants”). On March 9, 2010, the Private Funds exercised the Warrants in their entirety and received an additional combined amount of 784,158 Tropicana Shares.

Investments in Variable Interest Entities

As discussed in Note 1, “Description of Business and Basis of Presentation — Adoption of New Accounting Standards,” in February 2010, the FASB issued new guidance which amends the consolidation requirement of VIEs for certain entities meeting certain criteria. We determined that the General Partners met the criteria for the deferral of this new consolidation guidance. Accordingly, our Investment Management segment will continue to apply the overall guidance on the consolidation of VIEs prior to the issuance of the new standard as described in Note 1.

The General Partners consolidate certain VIEs when they are determined to be their primary beneficiary, either directly or indirectly through other consolidated subsidiaries. The assets of our consolidated VIEs are primarily classified within cash and cash equivalents and investments in our consolidated balance sheets. The liabilities of our consolidated VIEs are primarily classified within securities sold, not yet purchased, at fair value, and accrued expenses and other liabilities in our consolidated balance sheets and are non-recourse to the General Partners’ general credit. Any creditors of VIEs do not have recourse against the general credit of the General Partners solely as a result of our including these VIEs in our consolidated financial statements.

Our consolidated VIEs consist of the Offshore Fund, Master Fund II and Master Fund III. The Offshore GP sponsored the formation of and manages each of these VIEs and, in some cases, has an investment therein. In evaluating whether the Offshore GP is the primary beneficiary of such VIEs, the Offshore GP has considered the nature and extent of its involvement with such VIEs and whether it absorbs the majority of losses among other variable interest holders, including those variable interest holders who are deemed related parties or de facto agents. In most cases, the Offshore GP was deemed to be the primary beneficiary of such VIEs because it (i) has the direct or indirect ability through voting rights or similar rights to make decisions about VIE’s activities that have a significant effect on its success and (ii) would absorb the majority of expected losses among other variable interest holders and its close association with such VIEs, including the ability to direct the business activities of such VIEs.

We evaluated the VIE and primary beneficiary status of Icahn Partners Master Fund LP and determined that it no longer is a VIE. Previously, Icahn Partners Master Fund LP was considered to be a VIE because (i) the managing general partner, Icahn Offshore GP, had substantially all of the decision-making rights that impacted Icahn Partners Master Fund LP’s operations and investment activities but did not absorb the majority of the residuals or losses of Icahn Partners Master Fund LP and (ii) substantially all of the activities of Icahn Partners Master Fund LP were conducted on behalf of Icahn Fund Ltd. Icahn Fund Ltd. provided substantially all of the capital at the commencement of Icahn Partners Master Fund LP’s operations but had no substantive kick-out or participating rights. However, the composition of the limited partners in Icahn Partners Master Fund LP has changed. Based on our evaluation, we determined that Icahn Partners Master Fund LP is no longer a VIE because substantially all of the activities of Icahn Partners Master Fund LP are no longer deemed to be performed for the primary benefit of Icahn Fund Ltd, but rather for the benefit of all limited partners, including those of their related party groups and de facto agents. However, because Icahn Offshore LP is the managing general partner of Icahn Partners Master Fund LP, it would consolidate it. There are no substantive kick-out or participating rights in Icahn Partners Master Fund LP. These changes had no effect on our consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

5. Investments and Related Matters  – (continued)

The following table presents information regarding interests in VIEs for which the Offshore GP holds a variable interest as of June 30, 2010 (in millions of dollars):

	Offshore GP is the Primary Beneficiary			Offshore GP is not the Primary Beneficiary
	Net Assets	Offshore GP’s Interests(1)	Pledged Collateral(2)	Net Assets	Offshore GP’s Interests(1)
Offshore Funds, Master Fund II and Master Fund III	$2,055	$33	$903	$407	$—

(1)	Amount principally represents the Offshore GP’s reinvested incentive allocations and special profits interest allocations and therefore its maximum exposure to loss. Such amounts are subject to the financial performance of the Offshore Funds, Master Fund II and Master Fund III and are included in the Offshore GP’s net assets.
(2)	Includes collateral pledged in connection with securities sold, not yet purchased, derivative contracts and collateral held for securities loaned. Pledged amounts may be in excess of margin requirements.

b. Automotive, Railcar, Icahn Enterprises Holdings and Other

Investments held by our Automotive, Railcar, Icahn Enterprises Holdings and other segments consist of the following (in millions of dollars):

	June 30, 2010		December 31, 2009
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Marketable equity and debt securities – available for sale	$23	$17	$23	$23
Equity method investments and other	263	263	291	291
Total investments	$286	$280	$314	$314

Investments in Non-Consolidated Affiliates

Automotive

Federal-Mogul maintains investments in 13 non-consolidated affiliates, which are located in China, Germany, India, Italy, Japan, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investments in these affiliates were $201 million and $238 million at June 30, 2010 and December 31, 2009, respectively.

Equity earnings from non-consolidated affiliates were $10 million and $3 million for the three months ended June 30, 2010 and 2009, respectively, and $17 million and $4 million for the six months ended June 30, 2010 and 2009, respectively, which are included in other income, net in our consolidated financial statements. For the six months ended June 30, 2010, these entities generated sales of $304 million and net income of $41 million, and at June 30, 2010 had total net assets of $433 million. For the six months ended June 30, 2009, these entities generated sales of $221 million and net income of approximately $13 million. Distributed dividends to Federal-Mogul from non-consolidated affiliates were $24 million for the six months ended June 30, 2010. Distributed dividends to Federal-Mogul were not material for the six months ended June 30, 2009.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

5. Investments and Related Matters  – (continued)

Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul’s partner holds an option to put its shares to a subsidiary of Federal-Mogul’s at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement.

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The total amount of the contingent guarantee, should all triggering events have occurred, approximated $56 million as of June 30, 2010. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

Federal-Mogul has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the term of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such arrangements on the future liquidity position of Federal-Mogul.

Railcar

As of June 30, 2010, ARI was party to four joint ventures which are all accounted for using the equity method. ARI determined that, although these joint ventures are considered VIEs, it is not the primary beneficiary of such VIEs, does not have a controlling financial interest and does not have the ability to individually direct the activities of the VIEs that most significantly impact their economic performance. The significant factors in this determination were that no partners, including ARI, has rights to the majority of returns, losses or votes.

The risk of loss to ARI is limited to its investment in these joint ventures, certain loans due from these joint ventures to ARI and ARI’s guarantee of certain loans. As of June 30, 2010 and December 31, 2009, the carrying amount of these investments was $48 million and $41 million, respectively, and the maximum exposure to loss was $50 million and $42 million, respectively. Maximum exposure to loss was determined based on ARI’s carrying amounts in such investments, loans and accrued interest thereon due from applicable joint ventures and loan guarantees made to the applicable joint ventures.

6. Fair Value Measurements

U.S. GAAP requires enhanced disclosures about investments that are measured and reported at fair value and has established a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

6. Fair Value Measurements  – (continued)

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. The types of investments included in Level 1 include listed equities and listed derivatives. We do not adjust the quoted price for these investments, even in situations where we hold a large position.

Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives. The inputs and assumptions of our Level 2 investments are derived from market observable sources including: reported trades, broker/dealer quotes and other pertinent data.

Level 3 — Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Fair value is determined using comparable market transactions and other valuation methodologies, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

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

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

6. Fair Value Measurements  – (continued)

Investment Management

The following table summarizes the valuation of the Private Funds’ investments by the above fair value hierarchy levels as of June 30, 2010 and December 31, 2009 (in millions of dollars):

	June 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments:
Equity securities:
Communications	$1,214	$—	$—	$1,214	$1,131	$—	$—	$1,131
Consumer, non-cyclical	1,571	14	—	1,585	1,298	22	—	1,320
Consumer, cyclical	276	218	—	494	109	8	—	117
Energy	608	315	—	923	—	—	—	—
Financial	92	—	—	92	268	1	—	269
Index	—	186	—	186	—	—	—	—
Industrial	10	—	—	10	—	—	—	—
Technology	217	23	—	240	69	2	—	71
	3,988	756	—	4,744	2,875	33	—	2,908
Corporate debt:
Consumer, cyclical	—	230	445	675	—	414	228	642
Energy	—	7	—	7	—	—	—	—
Financial	—	604	—	604	—	1,373	—	1,373
	—	841	445	1,286	—	1,787	228	2,015
Mortgage-backed securities:
Financial	—	197	—	197	—	168	—	168
	3,988	1,794	445	6,227	2,875	1,988	228	5,091
Unrealized gains on derivative contracts, at fair value(1):	—	18	—	18	—	6	—	6
	$3,988	$1,812	$445	$6,245	$2,875	$1,994	$228	$5,097
Liabilities
Securities sold, not yet purchased:
Consumer, cyclical	$65	$—	$—	$65	$323	$—	$—	$323
Financial	47	—	—	47	114	—	—	114
Funds	236	—	—	236	1,598	—	—	1,598
Index	—	63	—	63	—	—	—	—
	348	63	—	411	2,035	—	—	2,035
Unrealized losses on derivative contracts, at fair value(2):	—	58	—	58	—	111	—	111
	$348	$121	$—	$469	$2,035	$111	$—	$2,146

(1)	Amounts are included in other assets in our consolidated balance sheets.
(2)	Amounts are included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

6. Fair Value Measurements  – (continued)

The changes in investments measured at fair value for which the Investment Management operations has used Level 3 input to determine fair value are as follows (in millions of dollars):

Balance at December 31, 2009	$228
Gross realized and unrealized losses	—
Gross proceeds	(2)
Gross purchases	219
Balance at June 30, 2010	$445

There were no unrealized losses included in earnings related to Level 3 investments still held at June 30, 2010. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain (loss) from investment activities in our consolidated statements of operations.

Automotive, Railcar, Icahn Enterprises Holdings and Other

The following table summarizes the valuation of our Automotive, Railcar, Icahn Enterprises Holdings and other investments by the above fair value hierarchy levels as of June 30, 2010 and December 31, 2009 (in millions of dollars):

	June 30, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable equity and debt securities	$17	$—	$17	$23	$—	$23
Unrealized gain on derivative contracts, at fair value(1)	—	4	4	—	13	13
	$17	$4	$21	$23	$13	$36
Liabilities
Unrealized loss on derivative contracts, at fair value(2)	$—	$80	$80	$—	$51	$51

(1)	Amounts are classified within other assets in our consolidated balance sheets.
(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

In addition to items that are measured at fair value on a recurring basis, there are also assets and liabilities that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets (see Note 3, “Operating Units” and Note 9, “Goodwill and Intangible Assets, Net”), investments in non-consolidated affiliates (see Note 5, “Investment and Related Matters”) and conditional asset retirement obligations (“CARO”) (see Note 17, “Commitments and Contingencies”). We determined that the fair value measurements included in each of these assets and liabilities rely primarily on our assumptions as unobservable inputs that are not publicly available. As such, we have determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

7. Financial Instruments

Certain derivative contracts executed by the Private Funds with a single counterparty or by our Automotive operations with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts are

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

7. Financial Instruments  – (continued)

reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported in either other assets or accrued expenses and other liabilities in our consolidated balance sheets.

a. Investment Management and Icahn Enterprises Holdings

The Private Funds currently maintain cash deposits and cash equivalents with major financial institutions. Certain account balances may not be covered by the Federal Deposit Insurance Corporation, while other accounts may exceed federally insured limits. The Onshore Fund and the Offshore Master Funds have prime broker arrangements in place with multiple prime brokers as well as a custodian bank. These financial institutions are members of major securities exchanges. The Onshore Fund and Offshore Master Funds also have relationships with several financial institutions with which they trade derivative and other financial instruments.

In the normal course of business, the Private Funds trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risk. Currently, the Private Funds’ investments include futures, options, credit default swaps and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counterparty non-performance and from changes in the market values of underlying instruments.

Securities sold, not yet purchased, at fair value represent obligations of the Private Funds to deliver the specified security, thereby creating a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. The Private Funds’ investments in securities and amounts due from brokers are partially restricted until the Private Funds satisfy the obligation to deliver the securities sold, not yet purchased.

The Private Funds enter into derivative contracts, including swap contracts, futures contracts and option contracts with the objective of capital appreciation or as economic hedges against other securities or the market as a whole. The Private Funds also enter into foreign currency derivative contracts to economically hedge against foreign currency exchange rate risks on all or a portion of their non-U.S. dollar denominated investments.

The Private Funds and Icahn Enterprises Holdings have entered into various types of swap contracts with other counterparties. These agreements provide that they are entitled to receive or are obligated to pay in cash an amount equal to the increase or decrease, respectively, in the value of the underlying shares, debt and other instruments that are the subject of the contracts, during the period from inception of the applicable agreement to its expiration. In addition, pursuant to the terms of such agreements, they are entitled to receive other payments, including interest, dividends and other distributions made in respect of the underlying shares, debt and other instruments during the specified time frame. They are also required to pay to the counterparty a floating interest rate equal to the product of the notional amount multiplied by an agreed-upon rate, and they receive interest on any cash collateral that they post to the counterparty at the federal funds or LIBOR rate in effect for such period.

The Private Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of a standardized amount of a deliverable grade commodity, security, currency or cash at a specified price and specified future date unless the contract is closed before the delivery date. Payments (or variation margin) are made or received by the Private Funds each day, depending on the daily fluctuations in the value of the contract, and the whole value change is recorded as an unrealized gain or loss by the Private Funds. When the contract is closed, the Private Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

7. Financial Instruments  – (continued)

The Private Funds utilize forward contracts to seek to protect their assets denominated in foreign currencies from losses due to fluctuations in foreign exchange rates. The Private Funds’ exposure to credit risk associated with non-performance of forward foreign currency contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in unrealized gains or losses on derivative, futures and foreign currency contracts, at fair value in our consolidated balance sheets.

The Private Funds may also purchase and write option contracts. As a writer of option contracts, the Private Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Private Funds are obligated to purchase or sell, at the holder’s option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At June 30, 2010 and December 31, 2009, the maximum payout amounts relating to certain written put options, excluding the S&P 500 Index options which are separately discussed, were $161 million and $268 million, respectively. As of June 30, 2010 and December 31, 2009, unrealized losses on these written put options were $13 million and $1 million, respectively. During fiscal 2010, the Private Funds also purchased and wrote option contracts on the S&P 500 Index as part of its market hedging strategy (referred to as the “S&P 500 Strategy”). At June 30, 2010, the maximum payout relating to the S&P 500 Strategy was $1.6 billion, assuming the value of the S&P 500 Index falls to zero, and $188 million assuming the value of the S&P 500 Index increases in value beyond 1,220. As of June 30, 2010, the unrealized gains from the S&P 500 Strategy were $110 million and were included in the net gains (loss) from investment activities in our consolidated statements of operations. The Private Funds did not employ the S&P 500 Strategy at December 31, 2009.

Certain terms of the Private Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2010 and December 31, 2009 was $58 million and $111 million, respectively.

At June 30, 2010 and December 31, 2009, the Private Funds had $283 million and $436 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash within our consolidated balance sheet.

U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

The Private Funds have entered into certain derivative contracts, in the form of credit default swaps, which meet the accounting definition of a guarantee, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Private Funds to make a payment to the swap counterparties. As of June 30, 2010 and December 31, 2009, the Private Funds have entered into such credit default swaps with a maximum notional amount of $32 million and $164 million, respectively, with terms of approximately three years as of June 30, 2010. We estimate that our maximum exposure related to these credit default swaps approximates 36.8% and 33.8% of such notional amounts as of June 30, 2010 and December 31, 2009, respectively.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

7. Financial Instruments  – (continued)

The following table presents the notional amount, fair value, underlying referenced credit obligation type and credit ratings for derivative contracts in which the Private Funds are assuming risk (in millions of dollars):

	June 30, 2010		December 31, 2009		Underlying Reference Obligation
Credit Derivative Type Derivative Risk Exposure	Notional Amount	Fair Value	Notional Amount	Fair Value
Single name credit default swaps:
Below investment grade risk exposure	$32	$(4)	$164	$(16)	Corporate Credit

The following table presents the fair values of the Private Funds’ derivatives (in millions of dollars):

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives not designated as hedging instruments	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Equity contracts	$10	$9	$—	$—
Credit contracts	41	26	91	140
Sub-total	51	35	91	140
Netting across contract types(3)	(33)	(29)	(33)	(29)
Total(4)	$18	$6	$58	$111

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.
(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.
(3)	Represents the netting of receivables balances with payable balances for the same counterparty across contract types pursuant to netting agreements.
(4)	Excludes netting of cash collateral received and posted. The total collateral posted at June 30, 2010 and December 31, 2009 was approximately $283 million and $449 million, respectively, across all counterparties.

The following table presents the effects of the Private Funds’ derivative instruments on the statement of operations for the three and six months ended June 30, 2010 and 2009 (in millions of dollars):

	Three Months Ended June 30(1),		Six Months Ended June 30(1),
Derivatives not designated as hedging instruments	2010	2009	2010	2009
Interest rate contracts	$—	$4	$—	$52
Foreign exchange contracts	4	(7)	4	(6)
Equity contracts	1	(53)	—	(67)
Credit contracts	21	111	50	185
	$26	$55	$54	$164

(1)	Gains (losses) recognized on the Private Funds’ derivatives are classified in net gain (loss) from investment activities within our consolidated statements of operations.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

7. Financial Instruments  – (continued)

Each Private Fund’s assets may be held in one or more accounts maintained for the Private Fund by its prime broker or at other brokers or custodian banks, which may be located in various jurisdictions. The prime broker and custodian banks are subject to various laws and regulations in the relevant jurisdictions in the event of their insolvency. Accordingly, the practical effect of these laws and their application to the Fund’s assets may be subject to substantial variations, limitations and uncertainties. The insolvency of any of the prime brokers, custodian banks or clearing corporations may result in the loss of all or a substantial portion of the Private Fund’s assets or in a significant delay in the Private Fund having access to those assets.

Credit concentrations may arise from investment activities and may be impacted by changes in economic, industry or political factors. The Private Funds routinely execute transactions with counterparties in the financial services industry, resulting in credit concentration with respect to this industry. In the ordinary course of business, the Private Funds may also be subject to a concentration of credit risk to a particular counterparty.

The Private Funds seek to mitigate these risks by actively monitoring exposures, collateral requirements and the creditworthiness of our counterparties.

b. Automotive

During the fiscal year ended December 31, 2008 (“fiscal 2008”), Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through use of these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with same terms, they qualify for cash flow hedge accounting treatment. As of June 30, 2010 and December 31, 2009, unrealized net losses of $74 million and $50 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of June 30, 2010, losses of $34 million are expected to be reclassified from accumulated other comprehensive loss to our consolidated statement of operations within the next 12 months.

These interest rate swaps reduce Federal-Mogul’s overall interest rate risk. However, due to the remaining outstanding borrowings on Federal-Mogul’s debt agreements that continue to have variable interest rates, management believes that interest rate risk to Federal-Mogul could be material if there are significant adverse changes in interest rates.

Federal-Mogul’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of Federal-Mogul’s commodity price forward contract activity is to manage the volatility associated with these forecasted purchases. Federal-Mogul monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, tin, zinc, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to 15 months in the future.

Federal-Mogul had commodity price hedge contracts outstanding with a combined notional value of $58 million and $28 million at June 30, 2010 and December 31, 2009, respectively, substantially all of which mature within one year. Of these outstanding contracts, $57 million and $26 million in combined notional values at June 30, 2010 and December 31, 2009, respectively, were designated as hedging instruments for accounting purposes. Immaterial unrealized net gains were recorded in accumulated other comprehensive loss as of June 30, 2010. Unrealized net gains of $5 million were recorded in accumulated other comprehensive loss as of December 31, 2009.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

7. Financial Instruments  – (continued)

Federal-Mogul manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, Federal-Mogul’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which Federal-Mogul manufactures and sells its products. Federal-Mogul’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. Federal-Mogul had notional values of $20 million and $10 million of foreign currency hedge contracts outstanding at June 30, 2010 and December 31, 2009, respectively, of which all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net gains of $2 million were recorded in accumulated other comprehensive loss as of June 30, 2010. Immaterial unrealized net losses were recorded in accumulated other comprehensive loss as of December 31, 2009.

For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, that are determined using the hypothetical derivative method, are recognized in other income, net. Derivative gains and losses included in accumulated other comprehensive loss for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in other income, net for outstanding hedges and cost of goods sold upon hedge maturity. Federal-Mogul’s undesignated hedges are primarily commodity hedges and such hedges have become undesignated mainly due to forecasted volume declines.

Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, retailers and installers of automotive aftermarket parts. Federal-Mogul’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of Federal-Mogul’s net sales during the six months ended June 30, 2010. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table presents the fair values of Federal-Mogul’s derivative instruments (in millions of dollars):

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Designated as Cash Flow Hedging Instruments	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Interest rate swap contracts	$—	$—	$74	$50
Commodity contracts	2	6	2	1
Foreign currency contracts	2	—	—	—
	$4	$6	$76	$51

Derivatives not Designated as Hedging Instruments
Commodity contracts	$—	$1	$—	$—
	$—	$1	$—	$—

(1)	Asset derivatives are located within other assets in our consolidated balance sheets.
(2)	Liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

7. Financial Instruments  – (continued)

The following tables present the effect of Federal-Mogul’s derivative instruments in our consolidated statement of operations for the three and six months ended June 30, 2010 and 2009 (in millions of dollars):

For the Three Months Ended June 30, 2010
Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap contracts	$(23)	Interest expense	$(9)		$—
Commodity contracts	(5)	Cost of goods sold	1	Other income, net	(1)
Foreign exchange contracts	2	Cost of goods sold	—		—
	$(26)		$(8)		$(1)

For the Three Months Ended June 30, 2009
Derivatives Designated as Hedging Instruments	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)	Location of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap contracts	$22	Interest expense	$(9)		$—
Commodity contracts	4	Cost of goods sold	(5)	Other income, net	1
	$26		$(14)		$1

For the Six Months Ended June 30, 2010
Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Interest rate swap contracts	$(44)	Interest expense	$(19)
Commodity contracts	(2)	Cost of goods sold	3
Foreign currency contracts	3	Cost of goods sold	1
	$(43)		$(15)

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

7. Financial Instruments  – (continued)

For the Six Months Ended June 30, 2009
Derivatives Designated as Hedging Instruments	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap contracts	$14	Interest expense	$(18)		$—
Commodity contracts	10	Cost of goods sold	(13)	Other income, net	2
Foreign exchange contracts	1	Cost of goods sold	1		—
	$25		$(30)		$2

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized on Derivatives		Gain (Loss) Recognized on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Commodity contracts	Cost of goods sold	$—	$(3)	$1	$—
Commodity contracts	Other income, net	—	3	(1)	(5)
		$—	$—	$—	$(5)

8. Inventories, Net

Our consolidated inventories, net consist of the following (in millions of dollars):

	June 30, 2010	December 31, 2009
Raw materials	$192	$176
Work in process	177	163
Finished Goods	671	690
	1,040	1,029
Other:
Ferrous metals	24	30
Non-ferrous metals	11	10
Secondary metals	20	22
	55	62
Total inventories, net	$1,095	$1,091

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

9. Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consist of the following (in millions of dollars):

		June 30, 2010			December 31, 2009
Description	Amortization Periods	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Automotive	1 – 22 years	$640	$(149)	$491	$640	$(125)	$515
Food Packaging	6 – 13.5 years	23	(10)	13	23	(9)	14
Metals	5 – 15 years	11	(5)	6	11	(4)	7
Real Estate	12 – 12.5 years	121	(19)	102	121	(14)	107
		$795	$(183)	612	$795	$(152)	643
Indefinite-lived intangible assets:
Automotive				354			354
Food Packaging				2			2
Home Fashion				8			8
				364			364
Total intangible assets, net				$976			$1,007
Goodwill:
Automotive				$1,098			$1,073
Railcar				7			7
Food Packaging				3			3
				$1,108			$1,083

For the three and six months ended June 30, 2010, we recorded amortization expense of $16 million and $31 million, respectively, associated with definite-lived intangible assets. For the three and six months ended June 30, 2009, we recorded amortization expense of $24 million and $37 million, respectively. We utilize the straight line method of amortization, recognized over the estimated useful lives of the assets.

Automotive

In June 2010, Federal-Mogul acquired 100% ownership of the Daros Group, a privately-owned supplier of high technology piston rings for large-bore engines used in industrial energy generation and commercial shipping, with manufacturing operations in China, Germany and Sweden, for $39 million in cash. Federal-Mogul has begun the process of allocating the purchase price in accordance with FASB ASC Topic 805, Business Combinations. Federal-Mogul is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. Federal-Mogul has preliminarily recorded $25 million of goodwill associated with this acquisition.

Food Packaging

As discussed in Note 2, “Acquisitions,” we acquired a majority interest in Viskase on January 15, 2010. As a result of our acquisition of a controlling interest in Viskase, certain long-term assets have been adjusted as a result of our required utilization of common control parties’ underlying basis in such assets. As of June 30, 2010, the net balances of such assets were as follows: $3 million for goodwill and $14 million for intangible assets.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

9. Goodwill and Intangible Assets, Net  – (continued)

Metals

Our Metals segment tests indefinite-lived intangible assets for impairment annually as of September 30 or more frequently if it believes indicators of impairment exist. Our Metals segment determines the fair value of its indefinite-lived intangible assets utilizing discounted cash flows. The resultant fair value is compared to its carrying value and an impairment loss is recorded if the carrying value exceeds its fair value.

Our Metals segment’s sales for the first quarter of fiscal 2009 declined significantly as the demand and prices for scrap fell to extremely low levels due to historically low steel mill capacity utilization rates and declines in other sectors of the economy served by our Metals segment. Given the indication of a potential impairment, our Metals segment completed a valuation utilizing discounted cash flows based on current market conditions. This valuation resulted in an impairment loss for goodwill and other indefinite-lived intangible assets of $13 million which was recorded in the first quarter of fiscal 2009, eliminating all goodwill and indefinite-lived intangibles from our Metals segment’s balance sheet.

10. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions of dollars):

	Useful Life	June 30, 2010	December 31, 2009
	(years)	(in millions)
Land		$353	$304
Buildings and improvements	4 – 40	690	700
Machinery, equipment and furniture	1 – 25	2,075	2,121
Assets leased to others		484	484
Construction in progress		317	229
		3,919	3,838
Less accumulated depreciation and amortization		(991)	(880)
Property, plant and equipment, net		$2,928	$2,958

Depreciation and amortization expense related to property, plant and equipment for the three and six months ended June 30, 2010 was $83 million and $167 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the three and six months ended June 30, 2009 was $80 million and $161 million, respectively.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

11. Debt

Debt consists of the following (in millions of dollars):

	June 30, 2010	December 31, 2009
8% senior unsecured notes due 2018 – Icahn Enterprises(1)	$1,135	$—
7.75% senior unsecured notes due 2016 – Icahn Enterprises(1)	840	—
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises(1)	556	556
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises(1)	—	960
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises(1)	—	350
Debt Facilities – Automotive	2,737	2,672
Senior unsecured notes – Railcar	275	275
Senior secured notes and revolving credit facility – Food Packaging	214	174
Mortgages payable	112	114
Other	81	80
Total debt	$5,950	$5,181

(1)	Proceeds from the issuance of each of the Icahn Enterprises’ notes were transferred to Icahn Enterprises Holdings under identical terms and conditions.

Senior Unsecured Notes — Icahn Enterprises

7.75% Senior Unsecured Notes Due 2016 and 8% Senior Unsecured Notes Due 2018

On January 15, 2010, Icahn Enterprises and Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”) (collectively, the “Issuers”), issued $850,000,000 aggregate principal amount of 7.75% Senior Unsecured Notes due 2016 (the “2016 Notes”) and $1,150,000,000 aggregate principal amount of 8% Senior Unsecured Notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, referred to as the “New Notes”) pursuant to the purchase agreement, dated January 12, 2010 (the “Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor (the “Guarantor”), and Jefferies & Company, Inc., as initial purchaser (the “Initial Purchaser”). Icahn Enterprises Finance, Icahn Enterprises’ wholly owned subsidiary, was formed solely for the purpose of serving as a co-issuer of Icahn Enterprises’ debt securities in order to facilitate offerings of the debt securities. The 2016 Notes were priced at 99.411% of their face value and the 2018 Notes were priced at 99.275% of their face value. The gross proceeds from the sale of the New Notes were approximately $1,986,656,000, a portion of which was used to purchase the approximate $1.28 billion in aggregate principal amount (or approximately 97%) of the 2013 Notes and the 2012 Notes, as defined below, that were tendered pursuant to cash tender offers and consent solicitations and to pay related fees and expenses. Interest on the New Notes are payable on January 15 and July 15 of each year, commencing July 15, 2010. The Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the Initial Purchaser, on the other, have agreed to indemnify each other against certain liabilities. As described below, the 2012 Notes and 2013 Notes were satisfied and discharged pursuant to their respective indentures on January 15, 2010.

The New Notes were issued under and are governed by an indenture, dated January 15, 2010 (the “Indenture”), among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after January 15, 2013, the Issuers may redeem all of the 2016 Notes at a price equal to 103.875% of the principal amount of the 2016 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.938% on and after January 15, 2014

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

11. Debt  – (continued)

and 100% on and after January 15, 2015. On or after January 15, 2014, the Issuers may redeem all of the 2018 Notes at a price equal to 104.000% of the principal amount of the 2018 Notes, plus accrued and unpaid interest, with such option redemption prices decreasing to 102.000% on and after January 15, 2015 and 100% on and after January 15, 2016. Before January 15, 2013, the Issuers may redeem up to 35% of the aggregate principal amount of each of the 2016 Notes and 2018 Notes with the net proceeds of certain equity offerings at a price equal to 107.750% and 108.000%, respectively, of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2016 Notes or 2018 Notes, as the case may be, originally issued remains outstanding immediately after such redemption. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder’s New Notes at a purchase price equal to 101% of the principal amount of the New Notes, plus accrued and unpaid interest.

The New Notes and the related guarantee are the senior unsecured obligations of the Issuers and rank equally with all of the Issuers’ and the Guarantor’s existing and future senior unsecured indebtedness and rank senior to all of the Issuers’ and the Guarantor’s existing and future subordinated indebtedness. The New Notes and the related guarantee are effectively subordinated to the Issuers’ and the Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness. The New Notes and the related guarantee are also effectively subordinated to all indebtedness and other liabilities of the Issuers’ subsidiaries other than the Guarantor.

In connection with the issuance of the New Notes, the Issuers and the Guarantor entered into a Registration Rights Agreement, dated January 15, 2010 (the “Registration Rights Agreement”), with the Initial Purchaser. On April 16, 2010, Icahn Enterprises filed an initial registration statement on Form S-4 under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the New Notes. Icahn Enterprises agreed pursuant to the registration rights agreement to file a registration statement (or the exchange offer registration statement on Form S-4) with the SEC no later than May 15, 2010 with respect to the exchange of the New Notes for exchange notes (or the Exchange Notes), to use all commercially reasonable efforts to have the exchange offer registration statement declared effective by the SEC on or prior to August 13, 2010 and to thereafter commence the exchange offer to exchange the New Notes for Exchange Notes that have been registered under the Securities Act. The SEC declared Icahn Enterprises’ exchange offer registration statement on Form S-4 effective on June 21, 2010. Pursuant to the registration rights agreement, Icahn Enterprises subsequently commenced the exchange offer to exchange the unregistered New Notes for registered Exchange Notes and the exchange offer expired on July 21, 2010. The 2016 Notes in the aggregate principal amount of $848,555,000 and 2018 Notes in the aggregate principal amount of $1,150,000,000 were properly tendered in the exchange offer and accepted by Icahn Enterprises in exchange for registered Exchange Notes. The 2016 Notes in the principal amount of $1,445,000 were not tendered in the exchange offer and remain unregistered.

Senior Unsecured Variable Rate Convertible Notes Due 2013 — Icahn Enterprises

In April 2007, Icahn Enterprises issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act, and issued pursuant to an indenture dated as of April 5, 2007, by and among Icahn Enterprises, as issuer, Icahn Enterprises Finance, as co-issuer, and Wilmington Trust Company, as trustee. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into Icahn Enterprises’ depositary units at a conversion price of $132.595 per depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per depositary unit per $1,000 principal amount. As of June 30, 2010, the interest rate was 4.0%. The interest on the variable rate notes is

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

11. Debt  – (continued)

payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to Icahn Enterprises’ depositary units before their maturity date.

In the event that Icahn Enterprises declares a cash dividend or similar cash distribution in any calendar quarter with respect to its depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that Icahn Enterprises simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. Icahn Enterprises paid an aggregate cash distribution of approximately $2 million for each of the six months ended June 30, 2010 and 2009, to holders of its variable rate notes in respect to its distribution payments to its depositary unitholders. Such amounts have been classified as interest expense.

Senior Unsecured 7.125% Notes Due 2013 — Icahn Enterprises

On February 7, 2005, Icahn Enterprises and Icahn Enterprises Finance co-issued $480 million aggregate principal amount of 7.125% senior unsecured notes due 2013 (the “2013 Notes”), priced at 100% of principal amount. The 2013 Notes were issued pursuant to an indenture dated February 7, 2005 among Icahn Enterprises, as issuer, Icahn Enterprises Finance, as co-issuer, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee (referred to herein as the “2013 Notes Indenture”). Other than Icahn Enterprises Holdings, no other subsidiaries guaranteed payment on the notes.

On January 16, 2007, Icahn Enterprises issued an additional $500 million aggregate principal amount of 2013 Notes priced at 98.4% of par, or at a discount of 1.6%, pursuant to the 2013 Notes Indenture.

The 2013 Notes had a fixed annual interest rate of 7.125%, which was paid every six months on February 15 and August 15, and was due to mature on February 15, 2013.

The 2013 Notes Indenture restricted the ability of Icahn Enterprises and Icahn Enterprises Holdings, subject to certain exceptions, to, among other things: incur additional debt; pay dividends or make distributions; repurchase units; create liens; and enter into transactions with affiliates.

Effective January 15, 2010, the 2013 Notes Indenture, among the Issuers, the Guarantor and Wilmington Trust Company, as trustee, has been satisfied and discharged in accordance with its terms by the Issuers. The Issuers deposited a total of $1,018 million with Wilmington Trust Company as trustee under the 2013 Notes Indenture and depositary for cash tender offer to repay all accounts outstanding under the 2013 Notes and to satisfy and discharge the 2013 Notes Indenture. $939 million was deposited with the depositary to purchase the 2013 Notes that were tendered pursuant to the cash tender offer. In connection with the purchase of the tendered 2013 Notes, the Issuers paid total consideration of $988 million, which consisted of: (i) $939 million of base consideration for the aggregate principal amount tendered; (ii) $28 million of accrued and unpaid interest on the tendered 2013 Notes; and (iii) $21 million of consent payments in connection with the solicitation of consents from holders of 2013 Notes to eliminate the incurrence of indebtedness and issuance of preferred stock covenant in the 2013 Notes Indenture. The Issuers also deposited $29 million with the trustee in connection with the redemption of the remaining 2013 Notes.

Senior Unsecured 8.125% Notes Due 2012 — Icahn Enterprises

On May 12, 2004, Icahn Enterprises and Icahn Enterprises Finance co-issued senior unsecured 8.125% notes due 2012 (“2012 Notes”) in the aggregate principal amount of $353 million. The 2012 Notes were issued pursuant to an indenture, dated as of May 12, 2004, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee (the “2012 Notes Indenture”). The 2012 Notes were priced at 99.266% of principal amount and had a fixed annual interest rate of 8.125%, which was paid every six months on June 1 and December 1. The 2012 Notes was due to mature on June 1, 2012. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the notes.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

11. Debt  – (continued)

The 2012 Notes Indenture restricted the ability of Icahn Enterprises and Icahn Enterprises Holdings, subject to certain exceptions, to, among other, things: incur additional debt; pay dividends or make distributions; repurchase units; create liens and enter into transactions with affiliates.

Effective January 15, 2010, the 2012 Notes Indenture, among the Issuers, the Guarantor and Wilmington Trust Company, as trustee, was satisfied and discharged in accordance with its terms by the Issuers. The Issuers deposited a total of $364 million with Wilmington Trust Company as trustee under the 2012 Notes Indenture and depositary for a cash tender offer to repay all amounts outstanding under the 2012 Notes and to satisfy and discharge the 2012 Notes Indenture. $345 million was deposited with the depository to purchase the 2012 Notes that were tendered pursuant to the cash tender offer. In connection with the purchase of the tendered 2012 Notes, the Issuers paid total consideration of $355 million, which consisted of: (i) $345 million of base consideration for the aggregate principal amount tendered; (ii) $3 million of accrued and unpaid interest on the tendered 2012 Notes; and (iii) $7 million of consent payments in connection with the solicitation of consents from holders of 2012 Notes to eliminate the incurrence of indebtedness and issuance of preferred stock covenant in the 2012 Notes Indenture. The Issuers also deposited $8 million with the trustee in connection with the redemption of the remaining 2012 Notes.

Senior Unsecured Notes Restrictions and Covenants

The indenture governing the variable rate notes, and the indenture governing both the 2016 Notes and the 2018 Notes, restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined therein, with certain exceptions. In addition, the indentures require that on each quarterly determination date Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined in the applicable indenture. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Each of the 2013 Notes Indenture and the 2012 Notes Indenture contained similar restrictions and covenants prior to their termination on January 15, 2010.

As of June 30, 2010 and December 31, 2009, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of June 30, 2010, based on certain minimum financial ratios, we and Icahn Enterprises may incur $654 million in additional indebtedness.

Debt Facilities — Automotive

On December 27, 2007, Federal-Mogul entered into a Term Loan and Revolving Credit Agreement (the “Debt Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Debt Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan.

The obligations under the revolving credit facility mature December 27, 2013 and bear interest for the six months at LIBOR plus 1.75% or at the alternate base rate (“ABR,” defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter shall be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. The tranche C term loans are subject to a pre-payment premium, should Federal-Mogul choose to prepay the loans prior to December 27, 2011. All Debt Facilities term loans bear interest at LIBOR plus 1.9375% or at ABR plus 0.9375% at Federal-Mogul’s election.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

11. Debt  – (continued)

During fiscal 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable rate term loans under the Debt Facilities. Through use of these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment.

Federal-Mogul had $49 million and $50 million of letters of credit outstanding as of June 30, 2010 and December 31, 2009, respectively, all of which pertain to the term loan credit facility. As of June 30, 2010 and December 31, 2009, the borrowing availability under the revolving credit facility was $540 million and $470 million, respectively.

The obligations of Federal-Mogul under the Debt Facilities are guaranteed by substantially all of its domestic subsidiaries and certain foreign subsidiaries, and are secured by substantially all personal property and certain real property of Federal-Mogul and such guarantors, subject to certain limitations. The liens granted to secure these obligations and certain cash management and hedging obligations have first priority.

The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates and (v) dividends and other payments in respect of capital stock. At June 30, 2010 and December 31, 2009, Federal-Mogul was in compliance with all debt covenants under the Debt Facilities.

Senior Unsecured Notes — Railcar

In February 2007, ARI issued $275 million senior unsecured fixed rate notes (the “ARI Notes”) that were subsequently exchanged for registered notes in March 2007.

The ARI Notes bear a fixed interest rate of 7.5% and are due in 2014. Interest on the ARI Notes is payable semi-annually in arrears on March 1 and September 1. The indenture governing the ARI Notes (the “ARI Notes Indenture”) contains restrictive covenants that limit ARI’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. As of June 30, 2010, based on certain financial ratios, certain of these covenants, including ARI’s ability to incur additional debt, have become further restricted. ARI was in compliance with all of its covenants under the ARI Notes Indenture as of June 30, 2010.

Prior to March 1, 2011, ARI may redeem the ARI Notes in whole or in part at a redemption price equal to 100.0% of the principal amount, plus an applicable premium based upon a present value calculation using an applicable treasury rate plus 0.5%, plus accrued and unpaid interest. Commencing on March 1, 2011, the redemption price is set at 103.75% of the principal amount of the ARI Notes plus accrued and unpaid interest, and declines annually until it is reduced to 100.0% of the principal amount of the ARI Notes plus accrued and unpaid interest from and after March 1, 2013. The ARI Notes are due in full plus accrued unpaid interest on March 1, 2014.

Secured Notes and Revolving Credit Facility — Food Packaging

In December 2009, Viskase issued $175 million of 9.875% Senior Secured Notes due 2018 (the “Viskase 9.875% Notes”). The Viskase 9.875% Notes bear interest at a rate of 9.875% per annum, payable semi- annually in cash on January 15 and July 15, commencing on July 15, 2010. The Viskase 9.875% Notes have a maturity date of January 15, 2018.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

11. Debt  – (continued)

On May 3, 2010, Viskase issued an additional $40 million aggregate principal amount of Viskase 9.875% Notes under the indenture governing the Viskase 9.875% Notes (the “Viskase 9.875% Notes Indenture”). The additional notes constitute the same series of securities as the initial Viskase 9.875% Notes. Holders of the initial and additional Viskase 9.875% Notes will vote together on all matters and the initial and additional Viskase 9.875% Notes will be equally and ratably secured by all collateral. The net proceeds from the issuance of additional notes will be used for general corporate purposes, including working capital, further plant expansion and possible acquisitions.

The notes and related guarantees by any of Viskase’s future domestic restricted subsidiaries are secured by substantially all of Viskase’s and such domestic restricted subsidiaries’ current and future tangible and intangible assets. The Viskase 9.875% Notes Indenture permits Viskase to incur other senior secured indebtedness and to grant liens on its assets under certain circumstances.

Prior to January 15, 2014, Viskase may redeem, at its option, up to 35% of the aggregate principal amount of the Viskase 9.875% Notes issued under the Viskase 9.875% Notes Indenture with the net proceeds of any equity offering at 109.875% of their principal amount, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the Viskase 9.875% Notes issued under the Viskase 9.875% Notes Indenture dated December 21, 2009 remains outstanding immediately following the redemption.

In November 2007, Viskase entered into a $25 million secured revolving credit facility (the “Viskase Revolving Credit Facility”) with Arnos Corporation, an affiliate of Mr. Icahn. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. On April 27, 2010, we entered into an agreement with Viskase, extending the maturity date of the Viskase Revolving Credit Facility from January 31, 2011 to January 31, 2012. Borrowings under the loan and security agreement governing the Viskase Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Viskase Revolving Credit Facility, the interest rate is LIBOR plus a margin of 2.00% currently (which margin will be subject to performance based increases up to 2.50%); provided that the minimum interest rate shall be at least equal to 3.00%. The Viskase Revolving Credit facility also provides for an unused line fee of 0.375% per annum. There were no borrowings under the Viskase Revolving Credit Facility at June 30, 2010 and December 31, 2009.

Indebtedness under the Viskase Revolving Credit Facility is secured by liens on substantially all of Viskase’s domestic and Mexican assets, with liens on certain assets that are contractually senior to the Viskase 9.875% Notes and the related guarantees pursuant to an intercreditor agreement and the Viskase 9.875% Notes.

The Viskase Revolving Credit Facility contains various covenants which restrict Viskase’s ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Viskase Revolving Credit Facility also requires that Viskase complies with various financial covenants. Viskase is in compliance with these requirements as of June 30, 2010 and December 31, 2009.

In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $6 million of availability. There were no borrowings under the lines of credit at June 30, 2010.

Letters of credit in the amount of $2 million were outstanding under facilities with a commercial bank, and were cash collateralized at June 30, 2010.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

11. Debt  – (continued)

Mortgages Payable

Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between June 30, 2011 and October 1, 2028.

Secured Revolving Credit Agreement — Home Fashion

On June 16, 2006, WestPoint Home, Inc., an indirect wholly owned subsidiary of WPI, entered into a $250 million loan and security agreement with Bank of America, N.A., as administrative agent and lender. On September 18, 2006, The CIT Group/Commercial Services, Inc., General Electric Capital Corporation and Wells Fargo Foothill, LLC were added as lenders under this credit agreement. Under the five-year agreement, borrowings are subject to a monthly borrowing base calculation and include a $75 million sub-limit that may be used for letters of credit. Borrowings under the agreement bear interest, at the election of WestPoint Home, either at the prime rate adjusted by an applicable margin ranging from minus 0.25% to plus 0.50% or LIBOR adjusted by an applicable margin ranging from plus 1.25% to 2.00%. WestPoint Home pays an unused line fee of 0.25% to 0.275%. Obligations under the agreement are secured by WestPoint Home’s receivables, inventory and certain machinery and equipment.

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

As of June 30, 2010, there were no borrowings under the agreement, but there were outstanding letters of credit of $17 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of $48 million at June 30, 2010.

Sale of Previously Purchased Subsidiary Debt

During the six months ended June 30, 2010, we received proceeds of $65 million from the sale of previously purchased debt of entities included in our consolidated financial statements in the principal amount of $77 million.

Debt Extinguishment — 2012 Notes and 2013 Notes

In connection with the debt extinguishment related to our 2012 Notes and 2013 Notes as discussed above, we recorded a $39 million loss for the six months ended June 30, 2010.

12. Compensation Arrangements

The following are stock-based compensation arrangements of our Investment Management and Automotive segments that we deem are material to our consolidated financial statements:

Investment Management

Effective January 1, 2008, the General Partners amended employment agreements with certain of their employees whereby such employees have been granted rights to participate in a portion of the special profits interest allocations (in certain cases, whether or not such special profits interest is earned by the General Partners) and incentive allocations earned by the General Partners, typically net of certain expenses and generally subject to various vesting provisions. The vesting period of these rights is generally between two and seven years, and such rights expire at the end of the contractual term of each respective employment agreement. The unvested amounts and vested amounts that have not been withdrawn by the employee generally remain invested in the Investment Funds and earn the rate of return of these funds, before the effects of any special profits interest allocations or incentive allocations, which are waived on such amounts. Accordingly, these rights are accounted for as liabilities and are remeasured at fair value each reporting period until settlement.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

12. Compensation Arrangements  – (continued)

The General Partners recorded no compensation expense for the three months ended June 30, 2010, and $0.3 million for the six months ended June 30, 2010. This compares to $5 million and $10 for the three and six months ended June 30, 2009, respectively. Compensation expense is included in selling, general and administrative expenses within our consolidated statements of operations. Compensation expense arising from grants in special profits interest allocations and incentive allocations are recognized in our consolidated financial statements over the vesting period. Accordingly, unvested balances of special profits interest allocations and incentive allocations allocated to certain employees are not reflected in our consolidated financial statements. Unvested amounts not yet recognized as compensation expense within our consolidated statements of operations were $1 million as of June 30, 2010. That cost is expected to be recognized over a weighted average of 3.3 years as of June 30, 2010. Cash paid to settle rights that had been withdrawn for the six months ended June 30, 2010 was $9 million. Cash paid to settle rights that had been withdrawn for the six months ended June 30, 2009 was $5 million.

Automotive

Stock-Based Compensation

On March 23, 2010, Federal-Mogul entered into the Second Amended and Restated Employment Agreement, which extended Mr. Alapont’s employment with Federal-Mogul for three years. Also on March 23, 2010, Federal-Mogul amended and restated the Stock Option Agreement by and between Federal-Mogul and Mr. Alapont dated as of February 15, 2008 (the “Restated Stock Option Agreement”). The Restated Stock Option Agreement removed Mr. Alapont’s put option to sell stock received from a stock option exercise to Federal-Mogul for cash. The Restated Stock Option Agreement provides for payout of any exercise of Mr. Alapont’s stock options in stock or, at the election of Federal-Mogul, in cash. The awards were previously accounted for as liability awards based on the optional cash exercise feature; however, the accounting impact associated with this modification is that the stock options are now considered an equity award as of March 23, 2010.

Federal-Mogul revalued the stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from accounts payable, accrued expenses and other liabilities to partners’ equity due to their equity award status. As these stock options are fully vested, no further expense related to these stock options will be recognized. Federal-Mogul revalued the Deferred Compensation Agreement, which was also amended and restated on March 23, 2010, at June 30, 2010, resulting in a revised fair value of $8 million. Since this agreement provides for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of June 30, 2010 and through its eventual payout. During the three months ended June 30, 2010 and 2009, Federal-Mogul recognized $1 million and $4 million, respectively, in expense associated with Mr. Alapont’s stock options and Deferred Compensation Agreement. During each of the six months ended June 30, 2010 and 2009, Federal-Mogul recognized $7 million in expense associated with Mr. Alapont’s stock options and Deferred Compensation Agreement.

Key assumptions and related option-pricing models used by Federal-Mogul are summarized in the following table:

	March 23, 2010 Valuation	June 30, 2010
	Stock Options	Deferred Compensation
Valuation Model	Black-Scholes	Monte Carlo
Expected volatility	58%	63%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected life	1.18%	0.73%
Expected life (in years)	2.38	2.25

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

12. Compensation Arrangements  – (continued)

Expected volatility is based on the average of five-year historical volatility and implied volatility for a group of auto industry comparator companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected lives. Expected dividend yield is zero as Federal-Mogul has not paid dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected lives are equal to one-half of the time to the end of the term.

13. Pensions, Other Post-employment Benefits and Employee Benefit Plans

Federal-Mogul, ARI and Viskase each sponsors several defined benefit pension plans (“Pension Benefits”) (and, in the case of Viskase, such pension plans include defined contribution plans). Additionally, Federal-Mogul, ARI and Viskase each sponsors health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. The Pension Benefits are funded based on the funding requirements of federal and international laws and regulations, as applicable, in advance of benefit payments and the Other Benefits as benefits are provided to participating employees.

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law, and on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was also signed into law. The newly enacted acts contain provisions which could impact our accounting for retiree medical benefits in future periods; however, the extent of that impact, if any, cannot be determined until regulations are promulgated under these acts and additional interpretations of these acts become available. We will continue to assess the accounting implications of these acts. See Note 15, “Income Taxes,” for further discussion on the impact of these acts.

On May 6, 2010, Federal-Mogul approved an amendment to its U.S. Welfare Benefit Plan which eliminated postemployment health care and life insurance benefits (“Other Benefits”) for certain salaried and non-union hourly employees and retirees effective July 1, 2010. This amendment reduced Federal-Mogul’s accumulated postemployment benefit obligation (“APBO”) by $135 million, of which $131 million is being amortized over the average remaining service lives of active participants of approximately 9 years. The remaining $4 million resulted in a curtailment gain, which was recognized in our consolidated statements of operations for the three and six months ended June 30, 2010.

The following table presents the aggregate components of pension expense for Federal-Mogul, ARI and Viskase for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected return on plan assets	$(15)	$(11)	$(30)	$(25)
Service costs for benefits earned	7	9	15	17
Interest cost on benefit obligation	26	29	54	59
Net actuarial loss/prior service credit amortization	3	8	10	16
Curtailment gain	(4)	—	(4)	—
Pension plan expense	$17	$35	$45	$67

14. Segment Reporting

As of June 30, 2010, our seven reportable segments are: (1) Investment Management; (2) Automotive; (3) Railcar; (4) Food Packaging; (5) Metals; (6) Real Estate and (7) Home Fashion. Our Investment Management segment provides investment advisory and certain administrative and back office services to the Private Funds, but does not provide such services to any other entities, individuals or accounts. Our Automotive segment consists of Federal-Mogul. Our Railcar segment consists of ARI. Our Food Packaging

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

14. Segment Reporting  – (continued)

segment consists of Viskase. Our Metals segment consists of PSC Metals. Our Real Estate segment consists of rental real estate, property development and the operation of resort properties. Our Home Fashion segment consists of WPI. In addition to our seven reportable segments, we present the results of Icahn Enterprises Holdings and investment activity and expenses associated herewith.

We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements, nor synonymous with cash flow from operations. Certain terms of financings for our Automotive, Railcar, Food Packaging, Home Fashion and Real Estate segments impose restrictions on the segments’ ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.

	Three Months Ended June 30, 2010
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Icahn Enterprises Holdings	Consolidated Results
Revenues:
Net sales	$—	$1,598	$62	$81	$207	$11	$107	$—	$2,066
Net (loss) gain from investment activities	(243)	—	—	—	—	—	—	(9)	(252)
Interest and dividend income	49	2	1	—	—	1	—	1	54
Other income (expense), net	—	12	(2)	(1)	—	13	2	(1)	23
	(194)	1,612	61	80	207	25	109	(9)	1,891
Expenses:
Cost of goods sold	—	1,324	59	58	198	3	95	—	1,737
Selling, general and administrative	12	177	6	11	5	16	19	4	250
Restructuring and impairment	—	9	—	—	—	—	3	—	12
Interest expense	1	34	6	5	—	2	1	46	95
	13	1,544	71	74	203	21	118	50	2,094
(Loss) income from continuing operations before income tax (expense) benefit	(207)	68	(10)	6	4	4	(9)	(59)	(203)
Income tax benefit (expense)	1	(18)	4	(1)	(2)	—	—	(3)	(19)
Net (loss) income from continuing operations	(206)	50	(6)	5	2	4	(9)	(62)	(222)
Less: net loss (income) attributable to non-controlling interests from continuing operations	116	(14)	3	(2)	—	—	3	—	106
Net (loss) income attributable to Icahn Enterprises Holdings from continuing operations	$(90)	$36	$(3)	$3	$2	$4	$(6)	$(62)	$(116)

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

14. Segment Reporting  – (continued)

	Three Months Ended June 30, 2009
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Icahn Enterprises Holdings	Consolidated Results
Revenues:
Net sales	$—	$1,304	$110	$76	$64	$11	$86	$—	$1,651
Net gain (loss) from investment activities	684	—	—	—	—	—	—	4	688
Interest and dividend income	35	1	2	—	—	1	—	1	40
Other income (expense), net	—	20	(2)	(2)	—	11	1	—	28
	719	1,325	110	74	64	23	87	5	2,407
Expenses:
Cost of goods sold	—	1,107	97	55	65	6	77	—	1,407
Selling, general and administrative	41	185	6	10	5	18	19	3	287
Restructuring and impairment	—	2	—	—	—	1	6	—	9
Interest expense	—	32	5	4	—	2	—	32	75
	41	1,326	108	69	70	27	102	35	1,778
Income (loss) from continuing operations before income tax (expense) benefit	678	(1)	2	5	(6)	(4)	(15)	(30)	629
Income tax (expense) benefit	(2)	9	—	(1)	2	—	—	1	9
Net income (loss) from continuing operations	676	8	2	4	(4)	(4)	(15)	(29)	638
Less: net (income) loss attributable to non-controlling interests from continuing operations	(504)	(4)	(1)	(1)	—	—	5	—	(505)
Net income (loss) attributable to Icahn Enterprises Holdings from continuing operations	$172	$4	$1	$3	$(4)	$(4)	$(10)	$(29)	$133

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

14. Segment Reporting  – (continued)

	Six Months Ended June 30, 2010
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Icahn Enterprises Holdings	Consolidated Results
Revenues:
Net sales	$—	$3,087	$114	$161	$381	$19	$190	$—	$3,952
Net (loss) gain from investment activities	(253)	—	—	—	—	—	—	—	(253)
Interest and dividend income	113	3	2	—	—	2	—	2	122
Loss on extinguishment of debt	—	—	—	—	—	—	—	(39)	(39)
Other income (expense), net	—	2	(4)	(1)	—	25	3	—	25
	(140)	3,092	112	160	381	46	193	(37)	3,807
Expenses:
Cost of goods sold	—	2,559	110	118	363	4	172	—	3,326
Selling, general and administrative	34	373	12	22	10	33	36	10	530
Restructuring and impairment	—	14	—	—	—	—	6	—	20
Interest expense	1	71	11	10	—	4	1	90	188
	35	3,017	133	150	373	41	215	100	4,064
(Loss) income from continuing operations before income tax (expense) benefit	(175)	75	(21)	10	8	5	(22)	(137)	(257)
Income tax (expense) benefit	—	(11)	8	(1)	(3)	—	—	(5)	(12)
Net (loss) income from continuing operations	(175)	64	(13)	9	5	5	(22)	(142)	(269)
Less: net loss (income) attributable to non-controlling interests from continuing operations	100	(19)	6	(3)	—	—	7	—	91
Net (loss) income attributable to Icahn Enterprises Holdings from continuing operations	$(75)	$45	$(7)	$6	$5	$5	$(15)	$(142)	$(178)

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

14. Segment Reporting  – (continued)

	Six Months Ended June 30, 2009
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Icahn Enterprises Holdings	Consolidated Results
Revenues:
Net sales	$—	$2,542	$267	$145	$140	$20	$170	$—	$3,284
Net gain (loss) from investment activities	943	—	—	—	—	—	—	(4)	939
Interest and dividend income	110	3	3	—	—	3	—	3	122
Other income (expense), net	—	34	(3)	(2)	1	22	2	—	54
	1,053	2,579	267	143	141	45	172	(1)	4,399
Expenses:
Cost of goods sold	—	2,187	238	107	163	8	156	—	2,859
Selling, general and administrative	69	382	13	20	8	30	36	7	565
Restructuring and impairment	—	40	—	—	13	1	12	—	66
Interest expense	1	66	10	7	—	4	1	64	153
	70	2,675	261	134	184	43	205	71	3,643
Income (loss) from continuing operations before income tax (expense) benefit	983	(96)	6	9	(43)	2	(33)	(72)	756
Income tax (expense) benefit	(2)	6	(2)	(2)	16	—	—	—	16
Net income (loss) from continuing operations	981	(90)	4	7	(27)	2	(33)	(72)	772
Less: net (income) loss attributable to non-controlling interests from continuing operations	(660)	20	(2)	(2)	—	—	11	—	(633)
Net income (loss) attributable to Icahn Enterprises Holdings from continuing operations	$321	$(70)	$2	$5	$(27)	$2	$(22)	$(72)	$139

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

14. Segment Reporting  – (continued)

Condensed balance sheets by reportable segment as of June 30, 2010 and December 31, 2009 are presented below (in millions of dollars).

	June 30, 2010
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Icahn Enterprises Holdings	Consolidated
ASSETS
Cash and cash equivalents	$6	$1,020	$320	$88	$34	$71	$47	$905	$2,491
Cash held at consolidated affiliated partnerships and restricted cash	1,199	—	—	2	5	4	—	15	1,225
Investments	6,227	201	48	—	3	—	14	14	6,507
Accounts receivable, net	—	1,119	29	50	75	4	74	—	1,351
Inventories, net	—	803	42	51	55	—	144	—	1,095
Property, plant and equipment, net	—	1,685	190	98	104	711	137	3	2,928
Goodwill and intangible assets, net	—	1,943	7	18	6	102	8	—	2,084
Other assets	142	313	13	26	38	14	34	42	622
Total assets	$7,574	$7,084	$649	$333	$320	$906	$458	$979	$18,303
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$677	$1,876	$46	$63	$58	$31	$69	$197	$3,017
Securities sold, not yet purchased, at fair value	411	—	—	—	—	—	—	—	411
Due to brokers	774	—	—	—	—	—	—	—	774
Post-employment benefit liability	—	1,164	6	44	2	—	—	—	1,216
Debt	—	2,813	275	216	2	113	—	2,531	5,950
Total liabilities	1,862	5,853	327	323	62	144	69	2,728	11,368
Equity attributable to Icahn Enterprises Holdings	2,141	880	175	5	258	762	338	(1,773)	2,786
Equity attributable to non-controlling interests	3,571	351	147	5	—	—	51	24	4,149
Total equity	5,712	1,231	322	10	258	762	389	(1,749)	6,935
Total liabilities and equity	$7,574	$7,084	$649	$333	$320	$906	$458	$979	$18,303

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

14. Segment Reporting  – (continued)

	December 31, 2009
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Icahn Enterprises Holdings	Consolidated
ASSETS
Cash and cash equivalents	$12	$1,034	$347	$39	$13	$137	$81	$593	$2,256
Cash held at consolidated affiliated partnerships and restricted cash	3,306	—	—	2	7	4	—	17	3,336
Investments	5,091	238	45	—	3	—	12	16	5,405
Accounts receivable, net	—	950	13	47	49	6	74	—	1,139
Inventories, net	—	823	40	52	62	—	114	—	1,091
Property, plant and equipment, net	—	1,834	199	105	107	570	140	3	2,958
Goodwill and intangible assets, net	—	1,942	7	19	7	107	8	—	2,090
Other assets	95	306	12	29	51	13	36	83	625
Total assets	$8,504	$7,127	$663	$293	$299	$837	$465	$712	$18,900
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$420	$1,812	$47	$62	$49	$30	$53	$148	$2,621
Securities sold, not yet purchased, at fair value	2,035	—	—	—	—	—	—	—	2,035
Due to brokers	376	—	—	—	—	—	—	—	376
Post-employment benefit liability	—	1,359	6	46	2	—	—	—	1,413
Debt	—	2,747	275	176	2	115	—	1,866	5,181
Total liabilities	2,831	5,918	328	284	53	145	53	2,014	11,626
Equity attributable to Icahn Enterprises Holdings	1,954	885	181	5	246	692	352	(1,326)	2,989
Equity attributable to non-controlling interests	3,719	324	154	4	—	—	60	24	4,285
Total equity	5,673	1,209	335	9	246	692	412	(1,302)	7,274
Total liabilities and equity	$8,504	$7,127	$663	$293	$299	$837	$465	$712	$18,900

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

15. Income Taxes

We recorded an income tax expense of $19 million and income tax benefit of $9 million on pre-tax loss of $203 million and pre-tax income of $629 million, respectively, for the three months ended June 30, 2010 and 2009. We recorded an income tax expense of $12 million and income tax benefit of $16 million on pre-tax loss of $257 million and pre-tax income of $756 million, respectively, for the six months ended June 30, 2010 and 2009. Our effective income tax rate was (9.4)% and (1.4)% for the three months ended June 30, 2010 and 2009, respectively, and (4.7)% and (2.1)% for the six months ended June 30, 2010 and 2009, respectively. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

It is reasonably possible that unrecognized tax benefits for our Automotive segment in multiple jurisdictions, which primarily relate to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $300 million in the next 12 months due to audit settlements or statute expirations, of which approximately $30 million, if recognized, could impact the effective tax rate.

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and, on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was also signed into law. The newly enacted acts will reduce the tax deduction available to Federal-Mogul to the extent of receipt of Medicare Part D subsidy. Although this legislation does not take effect until 2012, Federal-Mogul is required to recognize the impact in its financial statements in the period in which it is signed. Due to the full valuation allowance recorded against deferred tax assets in the United States, this legislation will not impact Federal-Mogul’s 2010 effective tax rate. We do not believe that the provisions of these laws will have a material effect on our other segments.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following (in millions):

	June 30, 2010	December 31, 2009
Post-employment benefits, net of tax	$(202)	$(347)
Hedge instruments, net of tax	(94)	(68)
Translation adjustments and other, net of tax	(378)	(242)
	$(674)	$(657)

17. Commitments and Contingencies

Federal-Mogul

Environmental Matters

Federal-Mogul has been designated as a potentially responsible party (“PRP”) by the United States Environmental Protection Agency (the “USEPA”), other national environmental agencies and various provincial and state agencies with respect to certain sites with which Federal-Mogul may have had a direct or indirect involvement. PRP designation typically requires the funding of site investigations and subsequent remedial activities.

Many of the sites that are likely to be the costliest to remediate are often current or former commercial waste disposal facilities to which numerous companies sent wastes. Despite the joint and several liability that might be imposed on Federal-Mogul pertaining to these sites, Federal-Mogul’s share of the total waste sent to these sites has generally been small. Federal-Mogul believes its exposure for liability at these sites is limited.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

17. Commitments and Contingencies  – (continued)

Federal-Mogul has also identified certain other present and former properties at which it may be responsible for cleaning up or addressing environmental contamination, in some cases as a result of contractual commitments. Federal-Mogul is actively seeking to resolve these actual and potential statutory, regulatory and contractual obligations. Although difficult to quantify based on the complexity of the issues, Federal-Mogul has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual obligations on the basis of available information from site investigations and best professional judgment of consultants.

Total environmental liabilities, determined on an undiscounted basis, were $19 million and $22 million at June 30, 2010 and December 31, 2009, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment’s results of operations could be materially affected. At June 30, 2010, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, approximate $41 million.

Conditional Asset Retirement Obligations

Federal-Mogul records CARO activities in accordance with applicable U.S. GAAP. Federal-Mogul’s primary CARO activities relate to the removal of hazardous building materials at its facilities. Federal-Mogul records a CARO at fair value upon initial recognition when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. CARO fair values are determined based on Federal-Mogul’s determination of what a third party would charge to perform the remediation activities, generally using a present value technique. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $27 million and $30 million as of June 30, 2010 and December 31, 2009, respectively, for CARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of CARO.

Federal-Mogul has additional CARO, also primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because Federal-Mogul does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, Federal-Mogul is currently unable to determine amounts to accrue for CARO at such sites.

For those sites that Federal-Mogul identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, Federal-Mogul will review these sites for both CARO and impairment issues.

WPI Litigation

On March 26, 2010, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued an Opinion in our favor, holding that we (through Aretex LLC) are entitled to own a majority of the common stock in, and thus have control of WPI.

We had acquired ownership of a majority of the common stock in WPI through a July 2005 Sale Order entered by the United States Bankruptcy Court for the Southern District of New York. Under that Sale Order, WPI acquired substantially all of the assets of WestPoint Stevens, Inc. The losing bidders at the Bankruptcy Court auction that led to the Sale Order challenged the Sale Order. In November 2005, the United States District Court for the Southern District of New York modified portions of the Sale Order in a manner that could have reduced our ownership of WPI stock below 50%. In its March 26, 2010 decision, the Second Circuit held that we are entitled to own a majority of the common stock of WPI, and thus have control of

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

17. Commitments and Contingencies  – (continued)

WPI. The Second Circuit ordered the Bankruptcy Court’s Sale Order reinstated, to ensure that our percentage ownership of the common stock of WPI will be at least 50.5%. The Second Circuit modified the distribution of certain Subscription Rights in WPI. The manner in which those Subscription Rights are distributed, and whether or not they are exercised, could modify our percentage ownership of WPI’s common stock, so that our percentage could range from 50.5% to 79%. The Second Circuit ordered the District Court to remand the matter back to the Bankruptcy Court for further proceedings consistent with its ruling, and the District Court has done so. On further proceedings, the Bankruptcy Court is required to enter an Order implementing the Second Circuit’s decision.

There is a related proceeding in Delaware Chancery Court, brought by the same “losing bidders” who are parties to the case decided by the Second Circuit. The Delaware case had been stayed pending a decision from the Second Circuit. In prior proceedings in the Delaware Court, the Court dismissed breach of fiduciary duty claims, held that WPI had a contractual obligation to proceed with a Registration Statement for its stock, and also declined to dismiss a Delaware statutory claim and other claims. In their claim relating to the Registration Statement, plaintiffs had maintained that they held liens on a majority of WPI common stock, and were entitled to have all of that common stock registered to facilitate its sale. The plaintiffs in the Delaware case amended their complaint in light of the Second Circuit’s decision. The plaintiffs pled new claims for breach of fiduciary duty (and aiding and abetting such alleged breach) against WPI, Icahn Enterprises L.P., Icahn Enterprises Holdings Limited Partnership, Carl C. Icahn and others, based on WPI’s not having proceeded with a Registration Statement. Plaintiffs amended their contractual claim against WPI relating to the Registration Statement, so that the claim relates to the stock which the Second Circuit held that plaintiffs own, rather than the stock upon which plaintiffs had claimed a lien. Plaintiffs alleged that because WPI did not proceed with the Registration Statement, plaintiffs were unable to sell their stock in WPI, and seek to recover the diminution in the value of that stock. Plaintiffs have retained their claim for unjust enrichment against all defendants, including WPI, Icahn Enterprises L.P, Icahn Enterprises Holdings Limited Partnership, Carl C. Icahn and others. Plaintiffs have withdrawn certain other claims, including the Delaware statutory claim. In light of the Second Circuit’s decision holding that we own a majority of common stock in WPI, and are entitled to control, the Delaware Court vacated a prior “Limited Status Quo Order” which had required WPI to give notice to plaintiffs of certain corporate actions. On May 20, 2010, WPI and other defendants moved to dismiss the amended complaint. On July 16, 2010, the plaintiffs filed their papers in opposition to the motion. The reply papers of WPI and the other defendants were filed on August 10, 2010, after which it is expected that the court will hold oral argument on the motion, If the case is not dismissed, trial is scheduled to begin December 6, 2010.

National Energy Group, Inc.

National Energy Group, Inc. (“NEGI”) is a defendant, together with Icahn Enterprises and various individuals, including one of the current directors of Icahn Enterprises GP, as additional defendants, in a purported stockholder derivative and class action lawsuit alleging that among other things, certain of NEGI’s current and former officers and directors breached their fiduciary duties to NEGI and its stockholders in connection with NEGI’s sale of its 50% interest in an oil and gas holding company. Following such disposition, NEGI has had no business and its principal assets consist of cash and short-term investments which currently aggregate approximately $48 million. In March, 2008, NEGI dissolved and filed a Form 15 with the SEC deregistering its securities with the SEC under the Exchange Act. As a result, NEGI’s status as a public company has been suspended. No cash distributions will be made to NEGI’s shareholders until the NEGI board determines that NEGI has paid, or made adequate provision for the payment of, its liabilities and obligations, including any liabilities relating to the lawsuit.

The parties to the lawsuit agreed to settle the lawsuit and settlement has received court approval. The court order is subject to appeal. Assuming no appeal is filed, defendant Icahn Enterprises will pay $9.15 million on August 25, 2010 into an escrow account designated by plaintiff and such funds, after the

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

17. Commitments and Contingencies  – (continued)

withdrawal of plaintiff’s counsel’s awarded attorneys’ fee and plaintiff’s awarded fee, will be distributed to the class of NEGI stockholders represented by plaintiff. In addition, all claims against all defendants will be dismissed.

PSC Metals

Environmental Matters

PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. Most recently, PSC Metals has been named as a defendant in an environmental civil action brought by the USEPA, alleging that PSC Metals and one of its subsidiaries, along with several other unrelated defendants, are liable for the recovery of response costs incurred by the USEPA at a superfund site in New York. Management believes that PSC Metals and its subsidiary have valid defenses to all claims.

PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy in all pending cases. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of June 30, 2010 and December 31, 2009. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals’ operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $27 million as of each of June 30, 2010 and December 31, 2009. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.

Estimates of PSC Metals’ liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a PRP at additional sites. The impact of such future events cannot be estimated at the current time.

ARI

Environmental Matters

ARI is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

17. Commitments and Contingencies  – (continued)

potential risks of liability under common law. ARI management believes that there are no current environmental issues identified that would have a material adverse affect on ARI. ARI is involved in investigation and remediation activities at a property that it now owns to address historical contamination and potential contamination by third parties. ARI is also involved with a state agency in the cleanup of this site under these laws. These investigations are in process but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of this property prior to its transfer to ARI in 1994 by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. However, if ACF fails to honor its obligations to ARI, ARI would be responsible for the cost of such remediation. ARI believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.

Other

ARI was named the defendant in a wrongful death lawsuit, Nicole Lerma v. American Railcar Industries, Inc. The lawsuit was filed on August 17, 2007, in the Circuit Court of Greene County, Arkansas Civil Division. The court reached a verdict in favor of ARI on May 24, 2010. The plaintiff did not appeal the decision.

One of ARI’s joint ventures entered into a credit agreement in December 2007. Effective August 5, 2009, ARI and the other initial partner acquired this loan from the lender parties thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60 million with an additional $10 million commitment under the revolving loan. ARI is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI, was $34 million of principal and accrued interest as of June 30, 2010. ARI’s share of the remaining commitment on these loans was $3 million as of June 30, 2010.

Investment Management

In connection with Tropicana’s completion of the Restructuring Transactions (see Note 5, “Investments and Related Matters”), Tropicana entered into a credit agreement, dated as of December 29, 2009 (the “Exit Facility”) which consists of (i) a $130 million Term Loan Facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date, and (ii) a $20 million Revolving Facility. Each of the Investment Funds is a lender under the Exit Facility and, in the aggregate, holds over 50% of the loans under the Term Loan Facility and is obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. As of June 30, 2010, Tropicana has not borrowed any amounts from the Revolving Facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises Holdings L.P.

We have reviewed the accompanying consolidated balance sheet of Icahn Enterprises Holdings L.P. and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of June 30, 2010, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, the consolidated cash flows for the six-month periods ended June 30, 2010 and 2009, and the consolidated statement of changes in equity and comprehensive loss for the six-month period ended June 30, 2010. These consolidated interim financial statements are the responsibility of the Partnership’s management.

We were furnished with the report of other accountants on their reviews of the consolidated interim financial statements of Federal-Mogul Corporation, a subsidiary, whose total assets as of June 30, 2010 was $7.1 billion, and whose revenues for the three-month and six-month periods ended June 30, 2010, constituted $1.6 billion and $3.1 billion, respectively, and revenues for the three-month and six-month periods ended June 30, 2009, constituted $1.3 billion and $2.6 billion, respectively, of the related consolidated totals.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews and the report of other accountants, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Partnership as of December 31, 2009, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated June 9, 2010 included in the Partnership’s Form S-4/A filed on June 9, 2010, we expressed an unqualified opinion on those consolidated financial statements. Our report made reference to the report of other auditors as it relates to amounts included for Federal-Mogul Corporation. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton, LLP

New York, New York
August 13, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have reviewed the consolidated balance sheet of Federal-Mogul Corporation as of June 30, 2010, the consolidated statements of operations for the three and six month periods ended June 30, 2010 and 2009 and the consolidated statements of cash flows for the six month periods ended June 30, 2010 and 2009, included in its Form 10-Q for the quarter ended June 30, 2010 (not presented herein). These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal-Mogul Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2009 (not presented herein) and in our report dated February 23, 2010, we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs for the application of Accounting Standards Codification Topic 852, Reorganizations, and changes in method of accounting for non-controlling interests in 2009 and tax uncertainties in 2007.

/s/ Ernst & Young LLP

Detroit, Michigan
July 29, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this report, along with our Registration Statement on Form S-4 (333-166139), as amended, filed with the Securities and Exchange Commission, or SEC, on June 9, 2010.

Overview

Introduction

Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings, is a limited partnership formed in Delaware on February 17, 1987. Our sole limited partner is Icahn Enterprises L.P., or Icahn Enterprises, a Delaware master limited partnership which owns a 99% limited partner interest in us. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, is a Delaware corporation which is owned and controlled by Mr. Carl C. Icahn, and which owns a 1% general partner interest in both us and Icahn Enterprises, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises. References to “we,” “our” or “us” herein include Icahn Enterprises Holdings and its subsidiaries, unless the context otherwise requires. References to “Icahn Enterprises Holdings” refer to Icahn Enterprises Holdings only, on an unconsolidated basis.

We are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment Management, Automotive, Railcar, Food Packaging, Metals, Real Estate and Home Fashion. In addition to our operating businesses, we discuss the unconsolidated results of Icahn Enterprises Holdings and investment activity and expenses associated therewith.

Variations in the amount and timing of gains and losses on our investments can be significant.

Senior Notes Offering

On January 15, 2010, Icahn Enterprises and Icahn Enterprises Finance Corp., or Icahn Enterprises Finance, (referred to collectively as the Issuers), issued $850,000,000 aggregate principal amount of 7.75% Senior Unsecured Notes due 2016, or the 2016 Notes, and $1,150,000,000 aggregate principal amount of 8% Senior Unsecured Notes due 2018, or the 2018 Notes and, together with the 2016 Notes, referred to as the New Notes, pursuant to the purchase agreement, dated January 12, 2010, or the Purchase Agreement, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, or the Guarantor, and Jefferies & Company, Inc., as initial purchaser, or the Initial Purchaser. Icahn Enterprises Finance, Icahn Enterprises’ wholly owned subsidiary, was formed solely for the purpose of serving as co-issuer of Icahn Enterprises’ debt securities in order to facilitate offerings of debt securities. The 2016 Notes were priced at 99.411% of their face value and the 2018 Notes were priced at 99.275% of their face value. The gross proceeds from the issuance of the New Notes were approximately $1,986,656,000, a portion of which was used to purchase the approximate $1.28 billion in aggregate principal amount (or approximately 97%) of the senior unsecured 7.125% notes due 2013, or the 2013 Notes, and the senior unsecured 8.125% notes due 2012, or the 2012 Notes, and, together with the 2013 Notes, referred to as the Senior Unsecured Notes, that were tendered pursuant to certain cash tender offers and consent solicitations and to pay related fees and expenses. Interest on the New Notes will be payable on January 15 and July 15 of each year, commencing July 15, 2010. The Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the Initial Purchaser, on the other, have agreed to indemnify each other against certain liabilities. The Senior Unsecured Notes were satisfied and discharged on January 15, 2010.

The New Notes are issued under and are governed by an indenture, dated January 15, 2010, or the Indenture, among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after January 15, 2013, the Issuers may redeem all of the 2016 Notes at a price equal to 103.875% of the principal amount of the 2016 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.938% on and after January 15, 2014 and 100% on and after January 15, 2015. On or after January 15, 2014, the Issuers may redeem all of the

2018 Notes at a price equal to 104.000% of the principal amount of the 2018 Notes, plus accrued and unpaid interest, with such option redemption prices decreasing to 102.000% on and after January 15, 2015 and 100% on and after January 15, 2016. Before January 15, 2013, the Issuers may redeem up to 35% of the aggregate principal amount of each of the 2016 Notes and 2018 Notes with the net proceeds of certain equity offerings at a price equal to 107.750% and 108.000%, respectively, of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2016 Notes or 2018 Notes, as the case may be, originally issued remains outstanding immediately after such redemption. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder’s New Notes at a purchase price equal to 101% of the principal amount of the New Notes, plus accrued and unpaid interest.

The New Notes and the related guarantee are the senior unsecured obligations of the Issuers and rank equally with all of the Issuers’ and the Guarantor’s existing and future senior unsecured indebtedness and rank senior to all of the Issuers’ and the Guarantor’s existing and future subordinated indebtedness. The New Notes and the related guarantee are effectively subordinated to the Issuers’ and the Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness. The New Notes and the related guarantee are also effectively subordinated to all indebtedness and other liabilities of the Issuers’ subsidiaries other than the Guarantor.

In connection with the issuance of the New Notes, the Issuers and the Guarantor entered into a Registration Rights Agreement, dated January 15, 2010, or the Registration Rights Agreement, with the Initial Purchaser. On April 16, 2010, Icahn Enterprises filed an initial registration statement on Form S-4 under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the New Notes. Icahn Enterprises agreed pursuant to the registration rights agreement to file a registration statement with the SEC no later than May 15, 2010 with respect to the exchange of the New Notes for exchange notes (or the exchange offer registration statement on Form S-4), to use all commercially reasonable efforts to have the exchange offer registration statement declared effective by the SEC on or prior to August 13, 2010 and to thereafter commence the exchange offer to exchange the New Notes for exchange notes (or the Exchange Notes) that have been registered under the Securities Act. The SEC declared Icahn Enterprises’ exchange offer registration statement on Form S-4 effective on June 21, 2010. Pursuant to the registration rights agreement, Icahn Enterprises subsequently commenced the exchange offer to exchange the unregistered New Notes for registered Exchange Notes and the exchange offer expired on July 21, 2010. 2016 Notes in the aggregate principal amount of $848,555,000 and 2018 Notes in the aggregate principal amount of $1,150,000,000 were properly tendered in the exchange offer and accepted by Icahn Enterprises in exchange for registered Exchange Notes. The 2016 Notes in the principal amount of $1,445,000 were not tendered in the exchange offer and remain unregistered.

Termination of Indenture Governing Senior Unsecured 8.125% Notes due 2012

Effective as of January 15, 2010, the indenture governing the 2012 Notes, dated as of May 12, 2004, or the 2012 Notes Indenture, among the Issuers, the Guarantor and Wilmington Trust Company, as trustee, has been satisfied and discharged in accordance with its terms by the Issuers. The Issuers deposited a total of approximately $364 million with Wilmington Trust Company as trustee and depository under the 2012 Notes Indenture for a cash tender offer to repay all amounts outstanding under the 2012 Notes and to satisfy and discharge the 2012 Notes Indenture. Approximately $345 million was deposited with the depository to purchase the 2012 Notes that were tendered pursuant to the cash tender offer. In connection with the purchase of the tendered 2012 Notes, the Issuers paid total consideration of approximately $355 million, which consisted of: (i) $345 million of base consideration for the aggregate principal amount tendered; (ii) $3 million of accrued and unpaid interest on the tendered 2012 Notes; and (iii) $7 million of consent payments in connection with the solicitation of consents from holders of 2012 Notes to eliminate the incurrence of indebtedness and issuance of preferred stock covenant in the 2012 Notes Indenture. The Issuers also deposited approximately $8 million with the trustee in connection with the redemption of the remaining 2012 Notes.

Termination of Indenture Governing Senior Unsecured 7.125% Notes due 2013

Effective as of January 15, 2010, the indenture governing the 2013 Notes, dated as of February 7, 2005, or the 2013 Notes Indenture, among the Issuers, the Guarantor and Wilmington Trust Company, as trustee, has been satisfied and discharged in accordance with its terms by the Issuers. The Issuers deposited a total of approximately $1,018 million with Wilmington Trust Company as trustee under the 2013 Notes Indenture and depositary for a cash tender offer to repay all accounts outstanding under the 2013 Notes and to satisfy and discharge the 2013 Notes Indenture. Approximately $939 million was deposited with the depositary to purchase the 2013 Notes that were tendered pursuant to the cash tender offer. In connection with the purchase of the tendered 2013 Notes, the Issuers paid total consideration of approximately $988 million, which consisted of: (i) $939 million of base consideration for the aggregate principal amount tendered; (ii) $28 million of accrued and unpaid interest on the tendered 2013 Notes; and (iii) $21 million of consent payments in connection with the solicitation of consents from holders of 2013 Notes to eliminate the incurrence of indebtedness and issuance of preferred stock covenant in the 2013 Notes Indenture. The Issuers also deposited approximately $29 million with the trustee in connection with the redemption of the remaining 2013 Notes.

Acquisition of Controlling Interest in ARI

On January 15, 2010, pursuant to a certain Contribution and Exchange Agreement (referred to as the ARI Contribution and Exchange Agreement) among Icahn Enterprises, Beckton Corp., a Delaware corporation (referred to as Beckton), Barberry Corp., a Delaware corporation, (referred to as Barberry), Modal LLC, a Delaware limited liability company (referred to as Modal), and Caboose Holding LLC, a Delaware limited liability company (referred to as Caboose and, together with Barberry and Modal, referred to collectively as the ARI Contributing Parties), the ARI Contributing Parties contributed to Icahn Enterprises 11,564,145 shares of common stock of ARI, representing approximately 54.3% of ARI’s total outstanding common stock as of January 15, 2010, collectively owned by the ARI Contributing Parties for aggregate consideration consisting of 3,116,537 of Icahn Enterprises’ depositary units (or approximately $141 million based on the closing price of Icahn Enterprises’ depositary units on January 15, 2010), subject to certain post-closing adjustments. On August 10, 2010, Icahn Enterprises issued 973,498 additional shares of its depositary units to the ARI Contributing Parties based on a post-closing adjustment formula that measures the amount that the six-month volume-weighted average price of ARI’s common stock has exceeded or is less than certain price targets (subject to a ceiling) following the closing date.

ARI is a leading North American designer and manufacturer of hopper and tank railcars. ARI also repairs and refurbishes railcars, provides fleet management services and designs and manufactures certain railcar and industrial components. The transactions contemplated by the ARI Contribution and Exchange Agreement were previously authorized by the Audit Committee of the board of directors of Icahn Enterprises GP, our general partner, on January 11, 2010. The Audit Committee was advised by independent counsel and an independent financial advisor which rendered a fairness opinion.

Acquisition of Controlling Interest in Viskase

On January 15, 2010, pursuant to a certain Contribution and Exchange Agreement (referred to as the Viskase Contribution and Exchange Agreement) among Icahn Enterprises, Beckton, Barberry, Koala Holding Limited Partnership, a Delaware limited partnership (referred to as Koala), High River Limited Partnership, a Delaware limited partnership (referred to as High River), and Meadow Walk Limited Partnership, a Delaware limited partnership (referred to as Meadow Walk and, together with Beckton, Barberry, Koala and High River, referred to collectively as the Viskase Contributing Parties), the Viskase Contributing Parties contributed to Icahn Enterprises 25,560,929 shares of common stock of Viskase, representing approximately 71.4% of Viskase’s total outstanding common stock as of January 15, 2010, collectively owned by the Viskase Contributing Parties for aggregate consideration consisting of 2,915,695 of Icahn Enterprises’ depositary units (or approximately $132 million based on the closing price of Icahn Enterprises’ depositary units on January 15, 2010). Viskase is a leading worldwide producer of non-edible cellulosic, fibrous and plastic casings used to prepare and package processed meat and poultry products. The transactions contemplated by the Viskase Contribution and Exchange Agreement were previously authorized by the Audit Committee of the board of directors of Icahn Enterprises GP on January 11, 2010. The Audit Committee was advised by independent counsel and an independent financial advisor which rendered a fairness opinion.

Other Significant Events

WPI Litigation

On March 26, 2010, the United States Court of Appeal for the Second Circuit, or the Second Circuit, issued an Opinion in our favor, holding that we (through Aretex LLC) are entitled to own a majority of the common stock in, and thus have control of WPI. See Note 17, “Commitments and Contingencies,” to our consolidated financial statements for further discussion.

Results of Operations

Overview

The key factors affecting our financial results for the three months ended June 30, 2010, or the second quarter of fiscal 2010, and the six months ended June 30, 2010 are as follows:

•	Loss attributable to Icahn Enterprises Holdings for our Investment Management segment of $90 million and $75 million in the second quarter of fiscal 2010 and the first six months of fiscal 2010, respectively, due to the negative performance of the Private Funds;
•	Additional investment of $250 million in the Private Funds in the first quarter of fiscal 2010, bringing our cumulative investment through June 30, 2010 in the Private Funds to $1.95 billion at cost; the fair market value of these investments at June 30, 2010 was $1.93 billion;
•	Income attributable to Icahn Enterprises Holdings for our Automotive segment of $36 million and $45 million in the second quarter of fiscal 2010 and the first six months of fiscal 2010, respectively, primarily due to improved sales over the corresponding prior year periods;
•	Loss, net of non-controlling interests, for Icahn Enterprises Holdings of $62 million and $142 million in the second quarter of fiscal 2010 and the first six months of fiscal 2010, respectively. The loss for the second quarter of fiscal 2010 was primarily due to interest expense; the loss for the first six months of fiscal 2010 was primarily due to interest expense and loss on extinguishment of debt; and
•	The addition of two new segments in the first six months of fiscal 2010 from our majority interest acquisitions of ARI and Viskase, comprising our Railcar and Food Packaging segments, respectively. In the second quarter of fiscal 2010 and first six months of fiscal 2010, our Railcar segment had loss attributable to Icahn Enterprises Holdings of $3 million and $7 million, respectively, and our Food Packaging had income attributable to Icahn Enterprises Holdings of $3 million and $6 million, respectively.

Consolidated Financial Results

The following tables summarize revenues and income (loss) attributable to Icahn Enterprises Holdings for each of our segments (in millions of dollars):

	Revenues(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Investment Management	$(194)	$719	$(140)	$1,053
Automotive	1,612	1,325	3,092	2,579
Railcar	61	110	112	267
Food Packaging	80	74	160	143
Metals	207	64	381	141
Real Estate	25	23	46	45
Home Fashion	109	87	193	172
Icahn Enterprises Holdings	(9)	5	(37)	(1)
Total	$1,891	$2,407	$3,807	$4,399

	(Loss) Income Attributable to Icahn Enterprises Holdings From Continuing Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Investment Management	$(90)	$172	$(75)	$321
Automotive	36	4	45	(70)
Railcar	(3)	1	(7)	2
Food Packaging	3	3	6	5
Metals	2	(4)	5	(27)
Real Estate	4	(4)	5	2
Home Fashion	(6)	(10)	(15)	(22)
Icahn Enterprises Holdings	(62)	(29)	(142)	(72)
Total	$(116)	$133	$(178)	$139

(1)	Revenues include net sales, net gain (loss) from investment activities, interest, dividend income and other income, net.

Investment Management

Overview

Icahn Onshore LP, or the Onshore GP, and Icahn Offshore LP, or the Offshore GP (and, together with the Onshore GP, being referred to herein as the General Partners) act as general partner of Icahn Partners LP, or the Onshore Fund, and the Offshore Master Funds (as defined below), respectively. Effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide or cause their affiliates to provide certain administrative and back office services to the Private Funds. The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. As referred to herein, the Offshore Master Funds consist of (i) Icahn Partners Master Fund LP, (ii) Icahn Partners Master Fund II L.P. and (iii) Icahn Partners Master Fund III L.P. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the Investment Funds.

The Offshore GP also acts as general partner of a fund formed as a Cayman Islands exempted limited partnership that invests in the Offshore Master Funds. This fund, together with other funds that also invest in the Offshore Master Funds, constitute the Feeder Funds and, together with the Investment Funds, are referred to herein as the Private Funds.

Revenues

The Investment Management segment derives revenues from three sources: (1) special profits interest allocations; (2) incentive allocations and (3) gains and losses from our investments in the Private Funds.

Prior to January 1, 2008, the management agreements between Icahn Capital Management LP (referred to as New Icahn Management) and the Private Funds provided for the management fees to be paid by each of the Feeder Funds and the Onshore Fund to New Icahn Management at the beginning of each quarter generally in an amount equal to 0.625% (2.5% annualized) of the net asset value of each Investor’s (defined below) investment in the Feeder Fund or Onshore Fund, as applicable, and were recognized quarterly.

Effective January 1, 2008, the limited partnership agreements of the Investment Funds provide that the applicable General Partner is eligible to receive a special profits interest allocation at the end of each calendar year from each capital account maintained in the Investment Funds that is attributable to: (i) in the case of the Onshore Fund, each fee-paying limited partner in the Onshore Fund and (ii) in the case of the Feeder Funds, each fee-paying investor in the Feeder Funds (that excludes certain investors that are affiliates of Mr. Icahn) (in each case, referred to herein as an Investor). This allocation is generally equal to 0.625% (prior to July 1, 2009), of the balance in each fee-paying capital account as of the beginning of each quarter (for each Investor, the Target Special Profits Interest Amount) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent that net increases (i.e., net profits) are allocated to an Investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in respect of an Investor in any year cannot exceed the net profits allocated to such Investor in such year. (See below for discussion of new fee structure effective July 1, 2009).

In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an Investor for a calendar year, a special profits interest allocation will be made to the extent of such net profits, if any, and the shortfall will be carried forward and added to the Target Special Profits Interest Amount determined for such Investor for the next calendar year. Adjustments, to the extent appropriate, will be made to the calculation of the special profits interest allocations for new subscriptions and withdrawals by Investors. In the event that an Investor redeems in full from a Feeder Fund or the Onshore Fund before the full targeted Target Special Profits Interest Amount determined for such Investor has been allocated to the General Partner in the form of a special profits interest allocation, the amount of the Target Special Profits Interest Amount that has not yet been allocated to the General Partner will be forfeited and the General Partner will never receive it.

Incentive allocations are determined based on the aggregate amount of net profits earned by each fee-paying investor in the Investment Funds (after the special profits interest allocation is made). Incentive allocations are based on the investment performance of the Private Funds, which is a principal determinant of the long-term success of the Investment Management segment because it generally enables AUM to increase through retention of fund profits and by making it more likely to attract new investment capital and minimize redemptions by Private Fund investors. Incentive allocations are generally 25% (prior to July 1, 2009) of the net profits (both realized and unrealized) generated by fee-paying investors in the Investment Funds, and are subject to a “high watermark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). The amount of these incentive allocations are calculated and allocated to the capital accounts of the General Partners annually except for incentive allocations earned as a result of investor redemption events during interim periods, provided that, as discussed below, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year. (See below for discussion of the new fee structure effective July 1, 2009).

Beginning July 1, 2009 through July 1, 2010, all limited partnership agreements and offering memoranda of the Private Funds (the “Fund Documents”) were revised primarily to provide existing investors and new investors (“Investors”) with various new options for investments in the Private Funds (each an “Option”). Each Option has certain eligibility criteria for Investors and existing investors are permitted to roll over their investments made in the Private Funds prior to the applicable Fund Documents being updated (“Pre-Election Investments”) into one or more of the new Options. For fee-paying investments, the special profits interest allocations range from 1.5% to 2.25% per annum and the incentive allocations range from 15% (in some cases subject to a preferred return) to 22% per annum. The new Options also have different withdrawal terms, with certain Options being permitted to withdraw capital every six months (subject to certain limitations on aggregate withdrawals) and other Options being subject to three-year rolling lock-up periods, provided that early withdrawals are permitted at certain times with the payment to the Private Funds of a fee. For those Options with rolling lock-ups, the General Partners will not be entitled to receive an incentive allocation for a period of two years or longer.

The economic and withdrawal terms of the Pre-Election Investments remain the same, which include, for most fee-paying Investors, a special profits interest allocation of 2.5% per annum, an incentive allocation of 25% per annum and a three-year lock-up period (or sooner, subject to the payment of an early withdrawal fee). Certain of the Options will preserve each Investor’s existing high watermark with respect to its rolled over Pre-Election Investments and one of the Options establishes a hypothetical high watermark for new capital invested before December 31, 2010 by persons that had Pre-Election Investments. Effective with permitted withdrawals on December 31, 2009, if an Investor does not roll over a Pre-Election Investment into another Option when it is first eligible to do so without the payment of a withdrawal fee, the Private Funds will require such Investor to withdraw such Pre-Election Investment.

The General Partners waived the special profits interest allocations and incentive allocations for Icahn Enterprises’ investments in the Private Funds and Mr. Icahn’s direct and indirect holdings and may, in their sole discretion, modify or may elect to reduce or waive such fees with respect to any investor that is an affiliate, employee or relative of Mr. Icahn or his affiliates, or for any other investor.

All of the special profits interest allocations and incentive allocations are eliminated in consolidation; however, our share of the net income from the Private Funds includes the amount of these allocations.

Our Investment Management results are driven by the combination of the Private Funds’ AUM and the investment performance of the Private Funds, except, as discussed above, that special profits interest allocations are only earned to the extent that there are sufficient net profits generated from the Private Funds to cover such allocations.

The General Partners and their affiliates also earn income (or are subject to losses) through their investments in the Investment Funds. We also earn income (or are subject to losses) through our direct investment in the Investment Funds. In both cases the income or losses consist of realized and unrealized gains and losses on investment activities along with interest and dividend income.

AUM and Fund Performance

The table below reflects changes to AUM for the three and six months ended June 30, 2010 and 2009. The end-of-period balances represent total AUM, including any accrued special profits interest allocations and any incentive allocations and our own investments in the Private Funds, as well as investments of other affiliated parties who have not been charged special profits interest allocations or incentive allocations for the periods presented (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$6,256	$4,902	$5,805	$4,368
Net (out-flows) in-flows	(217)	(762)	196	(550)
(Depreciation) appreciation	(201)	701	(163)	1,023
Balance, end of period	$5,838	$4,841	$5,838	$4,841
Fee-paying AUM	$1,697	$2,282	$1,697	$2,282

Included in the net in-flows for the six months ended June 30, 2010 is an additional $250 million related to our direct investment in the Private Funds.

The following table sets forth performance information for the Private Funds that were in existence for the comparative periods presented. These gross returns represent a weighted-average composite of the average gross returns, net of expenses for the Private Funds.

	Gross Return(1) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Private Funds	-3.1%	14.2%	-2.4%	22.1%

(1)	These returns are indicative of a typical investor who has been invested since inception of the Private Funds. The performance information is presented gross of any accrued special profits interest allocations and incentive allocations but net of expenses. Past performance is not necessarily indicative of future results.

The Private Funds’ aggregate gross performance was -3.1% and -2.4% for the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2010, losses were primarily due to the Private Funds’ long exposure to certain core equity positions. The Private Funds’ exposure to the credit markets both long and short, including fixed income, bank debt and derivative instruments, produced gains for the first six months of fiscal year 2010. The Private Funds continued to be generally defensively positioned and short exposure was a positive contributor to performance in the second quarter of fiscal 2010 but contributed to losses over the first six months of fiscal 2010.

The Private Funds’ aggregate gross performance was 14.2% and 22.1% for the three and six months ended June 30, 2009, respectively. During the second quarter and the first six months of fiscal 2009, gains were primarily due to the Private Funds’ long exposure to credit markets, including fixed income, bank debt and derivative instruments, as well as an increase in the value of certain core equity holdings. One of the Private Funds’ core equity position detracted from performance along with the Private Funds’ short equity exposure as equity markets rallied.

Since inception in November 2004, the Private Funds’ gross returns are 61.3%, representing an annualized rate of return of 8.8% through June 30, 2010, which is indicative of a typical investor who has invested since inception of the Private Funds (excluding management fees, special profits interest allocations and incentive allocations). Past performance is not necessarily indicative of future results.

Operating Results

We consolidate certain of the Private Funds into our results. Accordingly, in accordance with U.S. GAAP, any special profits interest allocations, incentive allocations and earnings on investments in the Private Funds are eliminated in consolidation. These eliminations have no impact on our net income; however, our allocated share of the net income from the Private Funds includes the amount of these allocations and earnings.

The tables below provide a reconciliation of the unconsolidated revenues and expenses of our interest in the General Partners and Icahn Capital L.P., or Icahn Capital, to the consolidated U.S. GAAP revenues and expenses. The first column represents the results of operations of our interest in the General Partners and Icahn Capital without the impact of consolidating the Private Funds or the eliminations arising from the consolidation of these funds. This includes the gross amount of any special profits interest allocations, incentive allocations and returns on investments in the Private Funds that is attributable to us only. This also includes gains and losses on our direct investments in the Private Funds. The second column represents the total consolidated income and expenses of the Private Funds for all investors, including us, before eliminations. The third column represents the eliminations required in order to arrive at our consolidated U.S. GAAP reported results for the segment, which is provided in the fourth column.

Summarized statements of operations for our Investment Management segment on a deconsolidated basis reconciling to a U.S. GAAP basis for the three and six months ended June 30, 2010 and 2009 is as follows (in millions of dollars):

	Three Months Ended June 30, 2010					Six Months Ended June 30, 2010
	Icahn Enterprises Holdings’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management	Icahn Enterprises Holdings’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues:
Special profits interest allocations	$(11)		$—	$11	$—	$—		$—	$—	$—
Incentive allocations	—		—	—	—	—		—	—	—
Net loss from investment activities	(71	)(1)	(243)	71	(243)	(60	)(1)	(253)	60	(253)
Interest and dividend income	—		49	—	49	—		113	—	113
	(82)		(194)	82	(194)	(60)		(140)	60	(140)
Expenses:
Costs and expenses	9		3	—	12	15		19	—	34
Interest expense	—		1	—	1	—		1	—	1
	9		4	—	13	15		20	—	35
Loss from continuing operations before income tax benefit	(91)		(198)	82	(207)	(75)		(160)	60	(175)
Income tax benefit	1		—	—	1	—		—	—	—
Net loss from continuing operations	(90)		(198)	82	(206)	(75)		(160)	60	(175)
Less: net loss attributable to non-controlling interests from continuing operations	—		179	(63)	116	—		154	(54)	100
Net loss attributable to Icahn Enterprises Holdings from continuing operations	$(90)		$(19)	$19	$(90)	$(75)		$(6)	$6	$(75)

	Three Months Ended June 30, 2009					Six Months Ended June 30, 2009
	Icahn Enterprises Holdings’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management	Icahn Enterprises Holdings’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management

Revenues:
Special profits interest allocations	$34		$—	$(34)	$—	$121		$—	$(121)	$—
Incentive allocations	—		—	—	—	—		—	—	—
Net gain from investment activities	150	(1)	684	(150)	684	221	(1)	943	(221)	943
Interest and dividend income	—		35	—	35	—		110	—	110
	184		719	(184)	719	342		1,053	(342)	1,053
Expenses:
Costs and expenses	10		31	—	41	19		50	—	69
Interest expense	—		—	—	—	—		1	—	1
	10		31	—	41	19		51	—	70
Income from continuing operations before income tax expense	174		688	(184)	678	323		1,002	(342)	983
Income tax expense	(2)		—	—	(2)	(2)		—	—	(2)
Net income from continuing operations	172		688	(184)	676	321		1,002	(342)	981
Less: net income attributable to non-controlling interests from continuing operations	—		(646)	142	(504)	—		(869)	209	(660)
Net income attributable to Icahn Enterprises Holdings from continuing operations	$172		$42	$(42)	$172	$321		$133	$(133)	$321

(1)	Through June 30, 2010, we have made investments aggregating $1.95 billion in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. As of June 30, 2010, the total value of these investments was $1.93 billion, with an unrealized loss of $63 million and $54 million for the three and six months ended June 30, 2010, respectively, and an unrealized gain of $142 million and $209 million for the three and six months ended June 30, 2009. These investments and related earnings are reflected in the Private Funds’ net assets and earnings.

As of June 30, 2010, the full Target Special Profits Interest Amount was $24 million, including a Target Special Profits Interest Amount for the first six months of the fiscal year ending December 31, 2010 (“fiscal 2010”) and a hypothetical return on the full Target Special Profits Interest Amount from the Investment Funds. For the three months ended June 30, 2010, there was a reversal of $11 million due in special profits interest allocation accrual due to losses in the Investment Funds. For the six months ended June 30, 2010 there was no special profits interest allocation accrual due to losses in the Investment Funds; the full Target Special Profits Interest Amount of $24 million will be carried forward and accrued to the extent that there are sufficient net profits in the Investment Funds during subsequent investment periods to cover such amounts. The special profits interest allocation accrual for the three and six months ended June 30, 2009 was $34 million and $121 million, respectively. The special profits interest allocation accrual for the six months ended June 30, 2009 included a carry-forward Target Special Profits Interest Amount of $70 million from December 31, 2008.

Incentive allocations were not material for each of the three and six months ended June 30, 2010 and 2009 as a result of the performance of the Private Funds. The General Partners’ incentive allocations earned from the Private Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions), provided that, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year.

The net loss from our interest in the Private Funds was $71 million and $60 million for the three and six months ended June 30, 2010, respectively, which each consists of two components. The first component reflects a net loss of $8 million and $6 million for the three and six months ended June 30, 2010, respectively, primarily relating to the General Partners’ investment in the Private Funds as a result of the return on earned incentive allocations and special profits interest allocations from prior periods retained in the Private Funds. The second component includes a net investment loss for the three and six months ended June 30, 2010 of $63 million and $54 million, respectively, on our cumulative investment through June 30, 2010 of $1.95 billion in the Private Funds. The net gain from our interest in the Private Funds was $150 million and $221 million for the three and six months ended June 30, 2009, respectively, which each consists of two components. The first component reflects a net gain of $8 million and $12 million for the three and six months ended June 30, 2009, respectively, primarily relating to the increase in the General Partners’ investment in the Private Funds as a result of the return on earned incentive allocations from prior periods retained in the Private Funds. The second component includes a net investment gain for the three and six months ended June 30, 2009 of $142 million and $209 million, respectively, on our direct investment in the Private Funds.

Net realized and unrealized loss of the Private Funds on investment activities was $243 million and $253 million for the three and six months ended June 30, 2010, respectively. This compares with a net realized and unrealized gain of the Private Funds on investment activities of $684 million and $943 million for the three and six months ended June 30, 2009, respectively. The net realized and unrealized (loss) gains relate to the performance of the Private Funds during each of the three and six months ended June 30, 2010 and 2009.

Interest and dividend income was $49 million and $113 million for the three and six months ended June 30, 2010, respectively, as compared to interest and dividend income of $35 million and $110 million for the three and six months ended June 30, 2009, respectively. The changes over the corresponding respective periods are primarily due to amounts earned on interest-paying investments.

The General Partners’ and Icahn Capital’s costs and expenses for the three and six months ended June 30, 2010 were $9 million and $15 million, respectively, as compared to $10 million and $19 million for the three and six months ended June 30, 2009, respectively. The decrease over the respective periods was primarily attributable to lower compensation awards relating to special profits interest allocations during fiscal 2010, offset by an increase in shareholder activist expenses.

The Private Funds’ costs and expenses were $3 million and $19 million for the three and six months ended June 30, 2010, respectively, as compared to $31 million and $50 million for the three and six months ended June 30, 2009, respectively. This decrease was primarily attributable to a decrease in the deferred management fee payable and lower dividend expense as compared to the corresponding prior year periods.

Automotive

We conduct our Automotive segment through our majority ownership in Federal-Mogul. Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. Federal-Mogul serves the world’s foremost original equipment manufacturers, or OEM, of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail and off-road vehicles, as well as the worldwide aftermarket. Effective July 3, 2008, we acquired a majority interest in Federal-Mogul.

During the six months ended June 30, 2010, Federal-Mogul derived 62% of its sales from the OEM market and 38% from the aftermarket. Federal-Mogul’s customers include the world’s largest automotive OEMs and major distributors and retailers in the independent aftermarket. During the six months ended June 30, 2010, Federal-Mogul derived 40% of its sales in the United States and 60% internationally. As of June 30, 2010 Federal-Mogul is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Sweden, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

Federal-Mogul’s Annual Report on Form 10-K for fiscal 2009 filed with the SEC on February 23, 2010 contains a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul’s most recent Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 was filed with the SEC on July 29, 2010.

The four product groups of our Automotive segment have been aggregated for purposes of reporting our operating results below (in millions of dollars):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Net sales	$1,598	$1,304	$294	23%	$3,087	$2,542	$545	21%
Cost of goods sold	1,324	1,107	217	20%	2,559	2,187	372	17%
Gross margin	274	197	77	39%	528	355	173	49%
Expenses:
Selling, general and administrative	177	185	(8)	-4%	373	382	(9)	-2%
Restructuring and impairment	9	2	7	n/m	14	40	(26)	-65%
	186	187	(1)	-1%	387	422	(35)	-8%
Income (loss) before interest, income taxes and other income, net	$88	$10	$78	780%	$141	$(67)	$208	n/m

Net sales for the three and six months ended June 30, 2010 increased by $294 million (23%) and $545 million (21%), respectively, as compared to the corresponding prior year periods. The impact of the U.S. dollar strengthening, primarily against the euro, decreased sales by $20 million for the three months ended June 30, 2010 as compared to the corresponding prior year period. The impact of the U.S. dollar weakening, primarily against the euro, increased sales by $30 million for the six months ended June 30, 2010 as compared to the corresponding prior year period. In general, light and commercial vehicle OE production increased in all regions and when combined with market share gains in all regions across all three manufacturing segments increased OE sales by $315 million and $575 million for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods. Aftermarket sales increased by $9 million for the three months ended June 30, 2010 as compared to the corresponding prior year period, despite $17 million in reduced sales in Venezuela as a direct consequence of currency restrictions. Aftermarket sales decreased by $41 million for the six months ended June 30, 2010 as compared to the corresponding prior year period, of which $39 million was due to reduced sales in Venezuela as a direct consequence of currency restrictions. Net customer price decreases were $10 million and $19 million for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods.

Cost of goods sold increased by $217 million (20%) and $372 million (17%), for three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods. This increase was primarily due to an increase in manufacturing, labor and variable overhead costs of $257 million and $410 million, respectively, as a direct consequence of the higher production volumes, partially offset by materials and services sourcing savings of $21 million and $53 million, currency movements of $11 million and $47 million, and productivity and operational efficiency in excess of labor and benefits inflation of $5 million and $30 million, for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods.

Gross margin for the three and six months ended June 30, 2010 increased by $77 million (39%) and $173 million (49%), respectively, as compared to the corresponding prior year periods. As a percentage of net sales, gross margin was 17% and 15% for the three months ended June 30, 2010 and 2009, respectively, and 17% and 14% for the six months ended June 30, 2010 and 2009, respectively. Net customer price decreases of $10 million and $19 million and currency movements of $9 million and $17 million were more than offset by sales volume increases, which increased gross margin by $67 million and $124 million, materials and services sourcing savings of $21 million and $53 million, and favorable productivity and operational efficiency in excess of labor and benefits inflation of $5 million and $30 million, respectively, for the three and six months ended June 30, 2010 as compared to the corresponding prior year periods.

Selling, general and administrative, or SG&A, for the three and six months ended June 30, 2010 decreased by $8 million (4%) and $9 million (2%) as compared to the corresponding prior year periods. The decrease for the three months ended June 30, 2010 as compared to the corresponding prior year period was primarily due to an other benefit curtailment gain of $4 million, reduced stock-based compensation expense of $3 million, currency movements of $2 million and favorable materials and services sourcing of $1 million, partially offset by unfavorable productivity of $4 million and other increases of $1 million. The decrease for the six months ended June 30, 2010 as compared to the corresponding prior year period was primarily due to an other benefit curtailment gain of $4 million, reduced pension expense of $4 million, favorable materials and services sourcing of $2 million and other reductions of $1 million, partially offset by currency movements of $4 million and unfavorable productivity of $2 million.

Federal-Mogul maintains technical centers throughout the world designed to integrate its leading technologies into advanced products and processes, to provide engineering support for all of its manufacturing sites and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development, or R&D, costs, including product and validation costs, of $38 million and $34 million for the three months ended June 30, 2010 and 2009, respectively, and $77 million and $69 million for the six months ended June 30, 2010 and 2009, respectively. As a percentage of OE sales, R&D was 4% and 5% for the three and six months ended June 30, 2010 and 2009, respectively.

Restructuring and impairment increased by $7 million and decreased by $26 million for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods. The $7 million increase for the three months ended June 30, 2010 as compared to the corresponding prior year period was primarily due to $3 million in impairment charge as discussed below and $4 million in other restructuring charges primarily related to employee costs. The decrease for the six months ended June 30, 2010 as compared to the corresponding prior year period was primarily due to Restructuring 2009 (as defined below) expenses incurred in the first six months of fiscal 2009. In September and December 2008, Federal-Mogul announced a restructuring plan, herein referred to as Restructuring 2009, designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, was anticipated to reduce Federal-Mogul’s global workforce by 8,600 positions when compared with Federal-Mogul’s workforce as of September 30, 2008. During the three and six months ended June 30, 2010, Federal-Mogul recorded $1 million each in net restructuring credits associated with Restructuring 2009. Federal-Mogul expects to incur additional restructuring expenses up to $4 million through fiscal 2010. As the majority of the Restructuring costs are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

Included in the restructuring and impairment charges for the three and six months ended June 30, 2010 are $4 million and $8 million, respectively, of impairment charges related to certain equipment where the assessment of future undiscounted cash flows of such equipment, when compared to the current carrying value of the equipment, indicated the assets were not recoverable. Federal-Mogul determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements.

Railcar

Our Railcar segment is conducted through our majority ownership in ARI. ARI manufactures railcars, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. In addition, ARI provides fleet management and repair and maintenance services for railcars owned by certain customers. Such services include inspecting and supervising the maintenance and repair of such railcars.

For the six months ended June 30, 2010, railcar loadings have increased and the number of railcars in storage are slowly decreasing, as reported by an independent third-party industry analyst. Along with this modest improvement, which may or may not continue, ARI has received an increased number of requests for quotations and has been successful in securing several railcar orders in fiscal 2010. ARI believes these modest improvements appear to indicate the railcar market is beginning to improve.

In spite of these improvements, the economic downturn and restricted credit markets continue to have an adverse effect on the railcar and other industrial manufacturing markets in which ARI competes, resulting in substantially reduced orders in the marketplace, increased competition and pricing pressures for those fewer orders and lower revenues. As a result, sales of ARI’s railcars and other products have been adversely affected by the economic downturn. ARI expects its shipments and revenues to significantly decrease in fiscal 2010 from fiscal 2009. In response to this expectation, ARI has reduced production rates and workforce at its manufacturing facilities. For the six months ended June 30, 2010, ARI reported a net loss.

ARI’s Annual Report on Form 10-K for fiscal 2009 filed with the SEC on March 12, 2010 contains a detailed description of its business, products, industry, operating strategy and associated risks. ARI’s most recent Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 was filed with the SEC on August 3, 2010.

In accordance with U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests. As of May 1988 (the effective date of control by ARI Contributing Parties and, indirectly, by Mr. Icahn) and thereafter, as a result of our acquisition of a majority interest in ARI on January 15, 2010, we consolidated the financial position, results of operations and cash flows of ARI.

Our Railcar segment is comprised of Railcar manufacturing operations and Railcar services operations. The two related operating lines of our Railcar segment have been aggregated for purposes of reporting our operating results below.

Summarized statements of operations for our Railcar segment for the three and six months ended June 30, 2010 and 2009 are as follows (in millions of dollars):

	Three Months Ended June 30,		Variance 2010 vs 2009		Six Months Ended June 30,		Variance 2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
Net sales	62	110	(48)	-44%	114	267	(153)	-57%
Cost of goods sold	59	97	(38)	-39%	110	238	(128)	-54%
Gross margin	3	13	(10)	-77%	4	29	(25)	-86%
Selling, general and administrative	6	6	—	0%	12	13	(1)	-8%
(Loss) income before interest, income taxes and other income (expense), net	$(3)	$7	$(10)	n/m	$(8)	$16	$(24)	n/m

Net sales for the three and six months ended June 30, 2010 decreased by $48 million (44%) and $153 million (57%), respectively, as compared to the corresponding prior year periods. The decrease was primarily due to decreased net sales from Railcar manufacturing operations, partially offset by an increase in net sales from Railcar services operations. The decrease for the three months ended June 30, 2010 was primarily due to a decrease in railcar shipments and a change in product mix as compared to the corresponding prior year period; the decrease for the six months ended June 30, 2010 was primarily due to a decrease in railcar shipments and an overall decrease in average selling prices attributable to pricing pressures and a change in product mix as compared to the corresponding prior year period. During the three and six months ended June 30, 2010, ARI shipped approximately 370 and 710 railcars, respectively, as compared to approximately 980 and 2,470 railcars, respectively, in the corresponding prior year periods.

Net sales from companies affiliated with Mr. Icahn were approximately 60% and 38% of total net sales for the three months ended June 30, 2010 and 2009, respectively. Net sales from companies affiliated with Mr. Icahn were approximately 46% and 35% of total net sales for the six months ended June 30, 2010 and 2009, respectively.

Gross margin decreased by $10 million (77%) and $25 million (86%) for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods and was primarily due to decrease in gross margin in Railcar manufacturing operations, offset in part by an increase in gross margin in Railcar services operations. Gross margin from Railcar manufacturing operations decreased primarily due to reduced railcar shipments and decreased overall average selling prices, attributable to pricing pressures and a change in product mix, partially offset by an increase in gross margin from Railcar services operations due to increased volume and efficiencies. Gross margin for the three and six months ended June 30, 2010 as a percentage of net sales was 5% and 4%, respectively, and for the three and six months ended June 30, 2009 was 12% and 11%, respectively. This decrease was primarily due to lower shipments, lower selling prices and the impact of fixed costs in a low production environment Railcar manufacturing operations.

SG&A expenses were flat at $6 million for the three months ended June 30, 2010 as compared to the corresponding prior year period. SG&A expenses for the six months ended June 30, 2010 decreased by $1 million (8%) as compared to the corresponding prior year period and was primarily due to lower SG&A expenses from cost control measures and a non-recurring legal settlement recorded in the first quarter of fiscal 2009, partially offset by an increase in stock-based compensation expense.

Food Packaging

Our Food Packaging segment is conducted through our majority ownership in Viskase. Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates seven manufacturing facilities and nine distribution centers throughout North America, Europe and South America and derives approximately 68% of total net sales from customers located outside the United States. Viskase believes it is one of the two largest manufacturers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings.

In accordance with U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests. As of November 2006 (the effective date of control by the Viskase Contributing Parties and, indirectly, by Mr. Icahn) and thereafter, as a result of our acquisition of a majority interest in Viskase on January 15, 2010, we consolidated the financial position, results of operations and cash flows of Viskase.

Summarized statements of operations for our Food Packaging segment for the three and six months ended June 30, 2010 and 2009 are as follows (in millions of dollars):

	Three Months Ended June 30,		Variance 2010 vs. 2009		Six Months Ended June 30,		Variance 2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
Net sales	$81	$76	$5	7%	$161	$145	$16	11%
Cost of goods sold	58	55	3	5%	118	107	11	10%
Gross margin	23	21	2	10%	43	38	5	13%
Selling, general and administrative	11	10	1	10%	22	20	2	10%
Income before interest, income taxes and other income, net	$12	$11	$1	9%	$21	$18	$3	17%

Net sales for the three and six months ended June 30, 2010 increased by $5 million (7%) and $16 million (11%), respectively, as compared to the corresponding prior year periods. The increase for the three and six months ended June 30, 2010 is primarily due to an increase in sales volume of $5 million and $15 million, the impact of foreign currency translation of $1 million and $5 million, offset by a decrease of $1 million and $4 million due to price and product mix, respectively, as compared to the corresponding prior year periods.

Our Food Packaging segment is affected by changes in foreign exchange rates. In addition to those markets in which Viskase prices its products in U.S. dollars, it prices its products in certain of its foreign operations in euros and Brazilian reals. As a result, a decline in the value of the U.S. dollar relative to local currencies of profitable foreign subsidiaries can have a favorable effect on its profitability. Conversely, an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on its profitability.

Cost of goods sold for the three and six months ended June 30, 2010 increased by $3 million (5%) and $11 million (10%), respectively, as compared to the corresponding prior year periods. The increase was primarily due to higher sales volume and higher plant inefficiencies, offset by stable raw material costs. As a percentage of net sales, gross margin was 28% and 27% for the three and six months ended June 30, 2010, respectively, and 28% and 26% for the three and six months ended June 30, 2009, respectively. Gross margin for the three and six months ended June 30, 2010 increased by $2 million (10%) and $5 million (13%) as compared to the corresponding prior year periods, primarily due to higher sales volume.

SG&A expenses increased by $1 million (10%) and $2 million (10%) for the three and six months ended June 30, 2010 as compared to the corresponding prior year periods and was primarily due to increased legal expenses.

Metals

Our Metals segment is conducted through our indirect, wholly owned subsidiary, PSC Metals.

Summarized statements of operations and performance data for PSC Metals for the three and six months ended June 30, 2010 and 2009 are as follows (in millions of dollars, except for tons and pounds metrics):

	Three Months Ended June 30,		Variance 2010 vs 2009		Six Months Ended June 30,		Variance 2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
Net sales	$207	$64	$143	223%	$381	$140	$241	172%
Cost of goods sold	198	65	133	205%	363	163	200	123%
Gross margin	9	(1)	10	n/m	18	(23)	41	n/m
Expenses:
Selling, general and administrative	5	5	—	0%	10	8	2	25%
Impairment	—	—	—	n/m	—	13	(13)	100%
	5	5	—	0%	10	21	(11)	-52%
Income (loss) before interest, income taxes and other income, net	$4	$(6)	$10	n/m	$8	$(44)	$52	n/m
Ferrous tons sold (in '000s)	363	174			689	382
Non-ferrous pounds sold (in '000s)	30,617	23,426			57,100	42,892

Net sales for the three and six months ended June 30, 2010 increased by $143 million (223%) and $241 million (172%), respectively, as compared to corresponding prior year periods. The increase was primarily due to increases in ferrous revenues attributed to demand generated by improved steel mill operating rates during the first six months of fiscal 2010 as compared to the corresponding prior year period. During the first six months of fiscal 2009, steel mill capacity utilization rates were estimated at approximately 45% as compared to 71% for the first six months of fiscal 2010. The domestic steel mills “de-stocking” cycle accelerated during the first six months of fiscal 2009 as the mills worked off “long” positions of inventories over the balance of fiscal 2009. The mills have, in most reported cases, kept inventories at or below 30-day cycles during the first six months of fiscal 2010, which resulted in increased demand through the first six months of fiscal 2010 relative to the first six months of fiscal 2009 on par with operating rate increases. Increased ferrous demand resulted in higher ferrous average pricing of approximately $155 per gross ton (76%) and higher ferrous shipments of 307 gross tons (80%) in the first six months of fiscal 2010 compared to the corresponding prior year period. Revenues from substantially all product lines during the three and six months ended June 30, 2010 improved compared to the corresponding prior year periods.

Cost of goods sold for the three and six months ended June 30, 2010 increased by $133 million (205%) and $200 million (123%), respectively, as compared to the corresponding prior year periods. The increase was primarily due to higher sales volume combined with higher material purchase prices as compared to the prior year period. Gross margin for the three and six months ended June 30, 2010 increased by $10 million and $41 million, respectively, as compared to the corresponding prior year periods. The increases were primarily due to increases in ferrous revenues resulting from higher average pricing coupled with higher ferrous shipments over the comparative period as discussed above. As a percentage of net sales, gross margin was 4% and 5% for the three and six months ended June 30, 2010, respectively, compared to a loss of 2% and 16% for the three and six months ended June 30, 2009, respectively. During the first six months of fiscal 2009, falling demand and production levels increased operating costs per unit despite concerted efforts to align costs with volume. Higher production levels and continuing cost controls have resulted in significantly improved operating costs per unit through the first six months of fiscal 2010. Included in cost of sales for the six months ended June 30, 2009 was a $7 million inventory write-down resulting from market price decreases, primarily in the secondary market. By comparison, market price decreases for the six months ended June 30, 2010 resulted in inventory write-down of less than $1 million.

PSC Metals’ net sales for the first quarter of fiscal 2009 declined significantly from 2008 levels as the demand and prices for scrap fell to extremely low levels due to historically low steel mill capacity utilization rates and declines across all sectors of the economy. Given the prevailing economic conditions, PSC Metals completed a valuation of its goodwill and other indefinite-lived intangibles as of March 31, 2009, utilizing discounted cash flows based on current market conditions. This valuation resulted in an impairment loss for goodwill and other indefinite-lived intangibles of $13 million which was recorded in the first six months of fiscal 2009. There was no comparable adjustment for the first six months of fiscal 2010.

SG&A expenses for the three months ended June 30, 2010 were flat at $5 million as compared to the corresponding prior year period. SG&A expenses for the six months ended June 30, 2010 increased by $2 million (25%), as compared to the corresponding prior year period. The increase is primarily due to accrual reversals made in the first three months of fiscal 2009. There were no other significant differences in SG&A expenses between the first six months of fiscal 2010 and the corresponding prior year period when cost controls measures were placed on spending in response to lower revenues and margins attributed to the global economic downturn.

Real Estate

Our Real Estate segment is comprised of rental real estate, property development and resort activities. The three related operating lines of our real estate segment have been aggregated for purposes of reporting our operating results below.

The following table summarizes the key operating data for our real estate segment for the three and six months ended June 30, 2010 and 2009 (in millions of dollars):

	Three Months Ended June 30,		Variance 2010 vs 2009		Six Months Ended June 30,		Variance 2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
Revenues(1)	$25	$23	$2	9%	$46	$45	$1	2%
Expenses	19	25	(6)	-24%	37	39	(2)	-5%
Income before interest expense and income taxes	$6	$(2)	$8	n/m	$9	$6	$3	50%

(1)	Revenues include net sales from development and resort operations, and rental and financing lease income from rental operations.

Total revenues for the three and six months ended June 30, 2010 increased by $2 million (9%) and $1 million (2%), respectively, as compared to corresponding prior year periods. The increase for the three months ended June 30, 2010 as compared to the corresponding prior year period was primarily due to an increase in rental income from financing leases that were converted to operating leases upon their renewal. Additionally, there was one more residential sale for the three months ended June 30, 2010 as compared to the corresponding prior year period. The increase for the six months ended June 30, 2010 as compared to the corresponding prior year period was primarily due to an increase in rental income from financing leases that were converted to operating leases upon their renewal. For the three months ended June 30, 2010, we sold seven residential units for approximately $4 million at an average price of $0.6 million compared to six residential units for approximately $3 million at an average price of $0.5 million in the corresponding prior period. For each of the six months ended June 30, 2010 and 2009, we sold nine residential units for approximately $6 million at an average price of $0.6 million.

Total expenses, excluding interest expense, for the three and six months ended June 30, 2010 decreased by $6 million (24%) and $2 million (5%), respectively, as compared to the corresponding prior year periods. The decreases were primarily due to lower intangible amortization expense and inventory reserves, offset in part by an increase in development expenses related to maintenance costs associated with the acquisition of the Former Fontainebleau Property (as defined below), as compared to the corresponding prior year periods.

In February 2010, our Real Estate operations acquired from Fontainebleau Las Vegas, LLC, or Fontainebleau, and certain affiliated entities, certain assets associated with property and improvements, or the Former Fontainebleau Property, located in Las Vegas, Nevada for an aggregate purchase price of approximately $148 million. The Former Fontainebleau Property includes (i) an unfinished building of approximately nine million square feet situated on approximately 25 acres of land and (ii) inventory. Our Real Estate segment intends to secure the Former Fontainebleau Property until market conditions improve.

Based on current residential sales conditions, we anticipate that property development sales will be comparable to sales activity of fiscal 2009. We may incur additional asset impairment charges if sales price assumptions and unit absorptions are not achieved.

Home Fashion

We conduct our Home Fashion segment through our majority ownership in WestPoint International, Inc. (“WPI”), a manufacturer and distributor of home fashion consumer products. WPI is engaged in the business of manufacturing, sourcing, designing, marketing and distributing home fashion consumer products. WPI markets a broad range of manufactured and sourced bed, bath, basic bedding and kitchen textile products, including, sheets, pillowcases, comforters, flocked blankets, woven blankets and throws, heated blankets, quilts, bedspreads, duvet covers, bed pillows, mattress pads, bath and beach towels, bath rugs, kitchen towels and kitchen accessories.

Summarized statements of operations from our Home Fashion operations for the three and six months ended June 30, 2010 and 2009 included in our consolidated statements of operations is as follows (in millions of dollars):

	Three Months Ended June 30,		Variance 2010 vs 2009		Six Months Ended June 30,		Variance 2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
Net sales	$107	$86	$21	24%	$190	$170	$20	12%
Cost of goods sold	95	77	18	23%	172	156	16	10%
Gross margin	12	9	3	33%	18	14	4	29%
Expenses:
Selling, general and administrative	19	19	—	0%	36	36	—	0%
Restructuring and impairment	3	6	(3)	-50%	6	12	(6)	-50%
	22	25	(3)	-12%	42	48	(6)	-13%
Loss before interest, income taxes and other income, net	$(10)	$(16)	$6	-38%	$(24)	$(34)	$10	-29%

Net sales for the three and six months ended June 30, 2010 increased by $21 million (24%) and $20 million (12%), respectively, as compared to the corresponding prior year periods. Cost of sales for the three and six months ended June 30, 2010 increased by $18 million (23%) and $16 million (10%), respectively, as compared to the corresponding year periods. Gross margin as a percent of net sales was 11% and 10% for the three months ended June 30, 2010 and 2009, respectively, and was 9% and 8% for the six months ended June 30, 2010 and 2009, respectively. The increase in net sales during the three and six months ended June 30, 2010 as compared to the corresponding prior year periods reflects increased sales volume to the WPI’s existing customers. The increase in cost of goods sold reflects higher sales volume and price increases in raw materials. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts.

SG&A was flat for each of the three and six months ended June 30, 2010 at $19 million and $36 million, respectively, when compared to the corresponding prior year periods.

Restructuring and impairment for the three and six months ended June 30, 2010 decreased by $3 million (50%) and $6 million (50%), respectively, as compared to corresponding prior year periods. In recording impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and continuing costs of closed plants and transition expenses.

WPI continues its restructuring efforts and, accordingly, anticipates that restructuring charges (particularly with respect to the carrying costs of closed facilities until such time as these locations are sold) and operating losses will continue to be incurred for the remainder of fiscal 2010. If WPI’s restructuring efforts are unsuccessful or its existing strategic manufacturing plans are amended, it may be required to record additional impairment charges related to the carrying value of long-lived assets.

WPI’s business is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Many of the larger retailers are customers of WPI. Based on prevailing difficult economic conditions, it will likely be challenging for these same retailers during the remainder of fiscal 2010. WPI believes that it provides adequate reserves against its accounts receivable to mitigate exposure to known or likely bad debt situations, as well as sufficient overall reserves for reasonably estimated situations, should this arise.

Icahn Enterprises Holdings

Icahn Enterprises Holdings engages in various investment activities. The activities include those associated with investing its available liquidity, investing to earn returns from increases or decreases in the market price of securities, and investing with the prospect of acquiring operating businesses that we would control. Icahn Enterprises Holdings’ expenses, excluding interest expense, are principally related to payroll, legal and other professional fees.

Summarized operating revenues and expenses for Icahn Enterprises Holdings for the three and six months ended June 30, 2010 and 2009 are as follows (in millions of dollars):

	Three Months Ended June 30,		Variance 2010 vs 2009		Six Months Ended June 30,		Variance 2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
Net (loss) gain from investment activities	$(9)	$4	$(13)	n/m	$—	$(4)	$4	n/m
Loss on extinguishment of debt	—	—	—	n/m	(39)	—	(39)	n/m
Interest and dividend income	1	1	—	0%	2	3	(1)	-33%
Other income, net	(1)	—	(1)	n/m	—	—	—	n/m
Icahn Enterprises Holdings revenues	(9)	5	(14)	n/m	(37)	(1)	(36)	n/m
Icahn Enterprises Holdings expenses	4	3	1	33%	10	7	3	43%
(Loss) income before interest expense and income taxes	$(13)	$2	$(15)	n/m	$(47)	$(8)	$(39)	n/m

Net (loss) gain from investment activities for the three and six months ended June 30, 2010 decreased by $13 million and increased by $4 million as compared to the corresponding prior year periods. The changes over the corresponding periods relate to changes in unrealized gains and losses on certain securities due to market conditions.

Loss on extinguishment of debt for the six months ended June 30, 2010 was $39 million and was related to the debt extinguishment of the 2012 Notes and 2013 Notes.

Expenses, excluding interest expense, for the three and six months ended June 30, 2010 increased by $1 million and $3 million, respectively, as compared to the corresponding prior year periods. The increase was primarily due to higher professional and legal fees.

Interest Expense

Consolidated interest expense for the three and six months ended June 30, 2010 increased by $20 million (27%) and $35 million (23%), respectively, as compared to the corresponding prior year periods. The increase is primarily attributable to Icahn Enterprises Holdings which incurred higher interest expense attributable to the issuance of additional debt from our debt refinancing.

Income Taxes

We recorded an income tax expense of $19 million and income tax benefit of $9 million on pre-tax loss of $203 million and pre-tax income of $629 million, respectively, for the three months ended June 30, 2010 and 2009. We recorded an income tax expense of $12 million and income tax benefit of $16 million on pre-tax loss of $257 million and pre-tax income of $756 million, respectively, for the six months ended June 30, 2010 and 2009. Our effective income tax rate was (9.4)% and (1.4)% for the three months ended June 30, 2010 and 2009, respectively, and (4.7)% and (2.1)% for the six months ended June 30, 2010 and 2009, respectively. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

It is reasonably possible that unrecognized tax benefits for our Automotive segment in multiple jurisdictions, which primarily relate to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $300 million in the next 12 months due to audit settlements or statute expirations, of which approximately $30 million, if recognized, could impact the effective tax rate.

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was also signed into law. The newly enacted acts will reduce the tax deduction available to Federal-Mogul to the extent of receipt of Medicare Part D subsidy. Although this legislation does not take effect until 2012, Federal-Mogul is required to recognize the impact in its financial statements in the period in which it is signed. Due to the full valuation allowance recorded against deferred tax assets in the United States, this legislation will not impact Federal-Mogul’s 2010 effective tax rate. We do not believe that the provisions of these laws will have a material effect on our other segments.

Liquidity and Capital Resources

Icahn Enterprises Holdings

As of June 30, 2010, we had cash and cash equivalents of $905 million and total debt of approximately $2.5 billion. Through June 30, 2010, we have made investments aggregating approximately $1.95 billion in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. As of June 30, 2010, the total value of these investments was $1.93 billion, with an unrealized loss of $54 million for the six months ended June 30, 2010 and an unrealized gain of $209 million for the six months ended June 30, 2009. These amounts are reflected in the Private Funds’ net assets and earnings. As discussed elsewhere in this report, on January 15, 2010, pursuant to an offering, we issued an aggregate gross amount of $2.0 billion in senior notes and simultaneously redeemed our 2012 Notes and 2013 Notes, thereby increasing our liquidity by an additional $625 million, after taking into effect the redemption of the 2012 Notes and 2013 Notes and the payment of certain fees and expenses related to the offering. Additionally, on January 15, 2010, in two separate transactions, we acquired controlling interests in (i) ARI by issuing 3,116,537 of Icahn Enterprises’ depositary units and (ii) Viskase by issuing 2,915,695 of Icahn Enterprises’ depositary units. As of June 30, 2010 based on certain minimum financial ratios, we and Icahn Enterprises may incur $654 million in additional indebtedness. See Note 11, “Debt,” to our consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.

We are a holding company. Our cash flow and our ability to meet our debt service obligations and make distributions with respect to Icahn Enterprises’ depositary units likely will depend on the cash flow resulting from divestitures, equity and debt financings, interest income and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include receipt of dividends from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt or distributions on our depositary units could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements.

Borrowings

Debt consists of the following (in millions of dollars):

	June 30, 2010	December 31, 2009
8% senior unsecured notes due 2018 – Icahn Enterprises(1)	$1,135	$—
7.75% senior unsecured notes due 2016 – Icahn Enterprises(1)	840	—
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises(1)	556	556
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises(1)	—	960
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises(1)	—	350
Debt Facilities – Automotive	2,737	2,672
Senior unsecured notes – Railcar	275	275
Senior secured notes and revolving credit facility – Food Packaging	214	174
Mortgages payable	112	114
Other	81	80
Total debt	$5,950	$5,181

(1)	Proceeds from the issuance of each of the Icahn Enterprises’ notes were transferred to Icahn Enterprises Holdings under identical terms and conditions.

See Note 11, “Debt,” to our consolidated financial statements for additional information concerning terms, restrictions and covenants of our debt. As of June 30, 2010 and December 31, 2009 we are in compliance with all debt covenants.

Contractual Commitments

The following table reflects, as of June 30, 2010, our contractual cash obligations, subject to certain conditions, due over the indicated periods, including the full year for fiscal 2010, and when they come due (in millions of dollars):

	2010	2011	2012	2013	2014	Thereafter	Total
Debt obligations	$102	$66	$590	$51	$2,147	$3,183	$6,139
Interest payments	328	333	319	309	260	458	2,007
Letters of credit	96	—	—	—	—	—	96
Payments for settlement of liabilities subject to compromise	39	—	—	—	—	—	39
Pension and other post-employment benefit plans	155	158	193	166	156	453	1,281
Lease obligations	52	41	33	27	25	44	222
Total	$772	$598	$1,135	$553	$2,588	$4,138	$9,784

One of ARI’s joint ventures entered into a credit agreement in December 2007. Effective August 5, 2009, ARI and the other initial partner acquired this loan from the lender parties thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60 million with an additional $10 million commitment under the revolving loan. ARI is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI, was $34 million of principal and accrued interest as of June 30, 2010. ARI’s share of the remaining commitment on these loans was $3 million as of June 30, 2010.

As discussed in Note 5, “Investments and Related Matters,” to the consolidated financial statements, we have contractual liabilities of $411 million related to securities sold, not yet purchased as of June 30, 2010. This amount has not been included in the table above as their maturity is not subject to a contract and cannot be properly estimated.

Off-Balance Sheet Arrangements

We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, refer to Note 7, “Financial Instruments,” in our consolidated financial statements contained in this report.

Consolidated Cash Flows

For the six months ended June 30, 2010, our consolidated cash and cash equivalents increased by $235 million. The increase is primarily attributable to the following factors:

•	net cash proceeds of $638 million resulting from the extinguishment of our 2012 Notes and 2013 Notes and issuance of the New Notes;
•	net loss of $269 million, of which $450 million represents non-cash items;
•	net contributions of $309 million from non-controlling interests of our Investment Management segment; and
•	proceeds of $65 million from the sale of subsidiary debt previously purchased in fiscal 2008.

The factors comprising the majority of the increase in our consolidated cash and cash equivalents listed above were offset in part by the following factors:

•	Net purchases of securities of $2.6 billion for our Investment Management segment, offset in part by a decrease in cash held at consolidated affiliated partnerships and restricted cash for our Investment Management segment of approximately $2.1 billion;
•	purchase of the Former Fontainebleau Property for $148 million (of which $115 million was paid in the first quarter of fiscal 2010 and $33 million was paid during fiscal 2009). The property was allocated to our Real Estate segment and classified within property, plant and equipment; and
•	other capital expenditures of $114 million.

Discussion of Segment Liquidity and Capital Resources

The following table summarizes key cash flow information for each of our segments for the six months ended June 30, 2010 (in millions of dollars):

	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Icahn Enterprises Holdings	Eliminations	Consolidated Results
Cash flow from operating activities:
Net (loss) income	$(174)	$64	$(13)	$9	$5	$4	$(22)	$(142)	$—	$(269)
Investment losses	253	—	—	—	—	—	—	—	—	253
Net purchases from securities transactions	(2,648)	—	—	—	—	—	—	—	—	(2,648)
Other, net	(54)	157	9	9	10	13	3	50	—	197
Changes in operating assets and liabilities	2,048	(44)	(13)	(2)	4	(27)	(16)	80	—	2,030
Net cash (used in) provided by operating activities	(575)	177	(17)	16	19	(10)	(35)	(12)	—	(437)
Cash flow from investing activities:
Capital expenditures	—	(98)	(4)	(5)	(5)	(1)	(1)	(115)	—	(229)
Net proceeds from (purchases of) investments	—	—	4	—	—	—	—	(250)	250	4
Other, net	—	(37)	(10)	—	—	—	2	—	—	(45)
Net cash (used in) provided by investing activities	—	(135)	(10)	(5)	(5)	(1)	1	(365)	250	(270)
Cash flow from financing activities:
Distributions to non-controlling interests	(109)	—	—	—	—	—	—	—	—	(109)
Contributions from non-controlling interests	668	—	—	—	—	—	—	—	(250)	418
Partnership contributions	10	—	—	—	—	—	—	6	(10)	6
Partnerhip distributions	—	—	—	—	—	—	—	(42)	—	(42)
Net (repayments) proceeds from debt	—	(12)	—	40	7	(2)	—	703	(7)	729
Other, net	—	(12)	—	(1)	—	(53)	—	22	17	(27)
Net cash provided by (used in) financing activities	569	(24)	—	39	7	(55)	—	689	(250)	975
Effects of exchange rate changes on cash	—	(32)	—	(1)	—	—	—	—	—	(33)
Net (decrease) increase in cash and cash equivalents	$(6)	$(14)	$(27)	$49	$21	$(66)	$(34)	$312	$—	$235

Investment Management

Effective January 1, 2008, the General Partners are eligible to receive special profits interest allocations which, to the extent that they are earned, will generally be allocated at the end of each fiscal year. In the event that amounts earned from special profits interest allocations are not sufficient to cover the operating expenses of the Investment Management segment in any given year, Icahn Enterprises Holdings has and intends to continue to provide funding as needed. The General Partners may also receive incentive allocations which are generally calculated and allocated to the General Partners at the end of each fiscal year, provided that, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year. To the extent that incentive allocations are earned as a result of redemption events during interim periods, they are made to the General Partners in such periods. Additionally, certain incentive allocations earned by the General Partners have historically remained invested in the Private Funds which may also serve as an additional source of cash.

The investment strategy utilized by the Investment Management segment is generally not heavily reliant on leverage. As of June 30, 2010, the ratio of the notional exposure of the Private Funds’ invested capital to net asset value of the Private Funds was approximately 1.20 to 1.00 on the long side and 0.31 to 1.00 on the short side. The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument. The Private Funds historically have had, which we anticipate to continue, access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.

Investment related cash flows in the consolidated Private Funds are classified within operating activities in our consolidated statements of cash flows. Therefore, there are no cash flows attributable to investing activities presented in our consolidated statements of cash flows.

Cash inflows from and distributions to investors in the Private Funds are classified within financing activities in our consolidated statements of cash flows. These amounts are reported as contributions from and distributions to non-controlling interests. Net cash provided by financing activities was $569 million for the six months ended June 30, 2010 and was primarily due to $668 million in capital contributions by non-controlling interests, of which $250 million represents our additional investment in the Private Funds, offset in part by capital distributions to non-controlling interests of $109 million during the six months ended June 30, 2010. Our additional contributions of $250 million in the Private Funds have been eliminated in consolidation.

Automotive

Our Automotive segment had cash and cash equivalents of approximately $1 billion as of June 30, 2010.

Cash flow provided by operating activities was $177 million for the six months ended June 30, 2010 compared to cash used in operating activities of $119 million for the corresponding prior year period. The difference in year-over-year performance is largely attributable to increased earnings and movements in working capital, particularly the relative timing of payments to suppliers. Furthermore, although sales volumes have risen significantly, improvements in cash collections have resulted in a far lower increase in accounts receivable than would otherwise have occurred.

Cash flow used in investing activities was $135 million for the six months ended June 30, 2010 compared to cash used in investing activities of $80 million in the corresponding prior year period. Capital expenditures were $98 million for the six months ended June 30, 2010 compared to $88 million in the corresponding prior year period, reflecting a stable capital investment pattern as existing capacity is being utilized to support growth.

In June 2010, Federal-Mogul acquired 100% ownership of the Daros Group, a privately owned supplier of high technology piston rings for large-bore engines used in industrial energy generation and commercial shipping, with operations in China, Germany and Sweden, for $39 million in cash.

Cash flow used in financing activities was $24 million for each of the six months ended June 30, 2010 and 2009.

The January 8, 2010 bolivar devaluation by the Venezuelan government resulted in Federal-Mogul’s recognition of $20 million in foreign currency exchange expense, $16 million of which reflects the impact on the cash balance.

On December 27, 2007, Federal-Mogul entered into a Term Loan and Revolving Credit Agreement, or the Debt Facilities. The Debt Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. As of June 30, 2010, there was $540 million of borrowing availability under the revolving credit facility.

Federal-Mogul’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives and the availability of financing. Federal-Mogul’s management believes that cash on hand, cash flow from operations and available borrowings under the Debt Facilities will be sufficient to fund capital expenditures and meet its operating obligations through the end of fiscal 2010. In the longer term, Federal-Mogul believes that its base operating potential, supplemented by the benefits from its announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable.

Federal-Mogul maintains investments in 13 non-consolidated affiliates, which are located in China, Germany, Italy, Japan, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investments in these affiliates were $201 million and $238 million at June 30, 2010 and December 31, 2009, respectively. Dividends received from non-consolidated affiliates of Federal-Mogul for the six months ended June 30, 2010 were $24 million.

Federal-Mogul’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities. In general, Federal-Mogul does not extend guarantees, loans or other instruments of a variable nature that may result in incremental risk to Federal-Mogul’s liquidity position. Furthermore, Federal-Mogul does not rely on dividend payments or other cash flows from its non-consolidated affiliates to fund its operations and, accordingly, does not believe that they have a material effect on Federal-Mogul’s liquidity.

Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins and cylinder liners, to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul’s partner holds an option to put its shares to a subsidiary of Federal-Mogul at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement.

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of June 30, 2010, the total amount of the contingent guarantee, were all triggering events to occur, approximated $56 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

Federal-Mogul has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such contingencies on the future liquidity position of Federal-Mogul.

Federal-Mogul’s subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are each a party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $199 million and $217 million as of June 30, 2010 and December 31, 2009, respectively. Of those gross amounts, $168 million and $190 million, respectively, were factored without recourse and treated as sales. The remaining $31 million and $27 million, respectively, were factored with recourse, pledged as collateral, accounted for as secured borrowings and recorded in our consolidated balance sheets as accounts receivable and the related debt shown separately. Under the terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Federal-Mogul had outstanding factored amounts of $1 million and $4 million for which cash had not yet been drawn as of June 30, 2010 and December 31, 2009, respectively. Proceeds from the factoring of accounts receivable without recourse and treated as sales were $627 million and $501 million for the six months ended June 30, 2010 and 2009, respectively.

Railcar

As of June 30, 2010, our Railcar segment had cash and cash equivalents of $320 million.

Net cash used in operating activities for the six months ended June 30, 2010 was $17 million, resulting primarily from a $13 million change in operating assets and liabilities and a net loss of $13 million, of which $9 million represents non-cash items.

Net cash used in investing activities for the six months ended June 30, 2010 was $10 million and was primarily due to capital contributions of $10 million to joint ventures.

As of June 30, 2010, based on certain financial ratios, certain of its debt covenants, including ARI’s ability to incur additional debt, have become further restricted. ARI was in compliance with all of its covenants under the ARI Notes as of June 30, 2010.

ARI anticipates that any future expansion of its business will be financed through existing cash resources. ARI believes that these sources of funds will provide sufficient liquidity to meet its expected operating requirements over the next 12 months. ARI expects its future cash flows from operations to be impacted by pricing pressures, the number of railcar orders, railcar shipments and production rates along with the state of the credit markets and the overall economy.

ARI’s long-term liquidity is contingent upon future operating performance. ARI may require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. Certain risks, trends and uncertainties may adversely affect its long-term liquidity.

Food Packaging

As of June 30, 2010, our Food Packaging segment had cash and cash equivalents of $88 million.

Net cash provided by operating activities for the six months ended June 30, 2010 was $16 million, resulting primarily from net income of $9 million, which includes $9 million of reductions to net income for non-cash items, offset in part by changes in operating assets and liabilities of $2 million.

Net cash used in investing activities was $5 million for the six months ended June 30, 2010, due to capital expenditures. Capital expenditures for the remainder of fiscal 2010 are expected to total $10 million.

Net cash provided by financing activities was $39 million for the six months ended June 30, 2010, and was primarily due to proceeds of $40 million from the issuance of debt in May 2010. The net proceeds from the issuance of debt will be used for general corporate purposes, including working capital, further plant expansion and possible acquisitions.

Viskase’s management believes that existing resources, including cash and cash equivalents and available credit lines, will be adequate to satisfy current and planned operations for at least the next twelve months. Depending upon its operations, additional financing, if needed, may not be available to Viskase or, if available, may not be on terms favorable to Viskase.

Metals

As of June 30, 2010, our Metals segment had cash and cash equivalents of $34 million.

Net cash provided by operating activities was $19 million for the six months ended June 30, 2010, resulting primarily from net income of $5 million, which includes $10 million of reductions to net income for non-cash items, and $4 million of net change in operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2010 was $5 million due to capital expenditures. Capital expenditures for the remainder of fiscal 2010 are expected to total approximately $20 million for maintenance and growth projects at existing facilities.

Net cash flow provided by financing activities for the six months ended June 30, 2010 was $7 million and was due to a net intercompany loan from Icahn Enterprises, which was eliminated in consolidation.

Our Metals’ segment believes that its current cash levels and cash flow from operating activities, supplemented with temporary short-term borrowing from Icahn Enterprises, are adequate to fund its ongoing operations and capital plan for the next 12 months.

Real Estate

Our Real Estate segment generates cash through rentals, leases and asset sales (principally sales of rental and residential properties) and the operation of resorts. All of these operations generate cash flows from operations.

At June 30, 2010, our Real Estate segment had cash and cash equivalents of $71 million.

Net cash used in operating activities for the six months ended June 30, 2010 was $10 million resulting primarily from changes in operating assets and liabilities of $27 million and net income of $4 million, which includes $13 million of reductions to net income for non-cash items.

In February 2010, we acquired from Fontainebleau, and certain affiliated entities, the Former Fontainebleau Property located in Las Vegas, Nevada for an aggregate purchase price of approximately $148 million. Icahn Enterprises Holdings allocated the purchase to our Real Estate segment related to the acquisition of the Former Fontainebleau Property, $115 million of which was expended during the first quarter of fiscal 2010 and $33 million of which was expended during fiscal 2009. The Former Fontainebleau Property includes (i) an unfinished building of approximately nine million square feet that is situated on approximately 25 acres of land and (ii) inventory. Our Real Estate operations intends to secure the Former Fontainebleau Property until market conditions improve.

We expect operating cash flows to be positive from our Real Estate operations during the remainder of fiscal 2010.

Home Fashion

At June 30, 2010, WPI had $47 million of unrestricted cash and cash equivalents. There were no borrowings under the WestPoint Home revolving credit agreement as of June 30, 2010, but there were outstanding letters of credit of $17 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of $48 million at June 30, 2010.

For the six months ended June 30, 2010, our Home Fashion segment had net cash used in operating activities of $35 million resulting primarily from net loss of $22 million, of which $3 million represents non-cash items, and increases in working capital of $16 million. WPI anticipates that its operating losses and restructuring charges will continue to be incurred for the remainder of fiscal 2010.

Capital expenditures by WPI were $1 million for the six months ended June 30, 2010.

Through a combination of its existing cash on hand and its borrowing availability under the WestPoint Home senior secured revolving credit facility (together, an aggregate of $95 million), WPI believes that it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital and capital spending through the next 12 months. In its analysis with respect to the sufficiency of adequate capital resources and liquidity, WPI has considered that its retail customers may continue to face either negative or flat comparable store sales for home textile products during fiscal 2010. However, depending upon the levels of additional acquisitions and joint venture investment activity, if any, additional financing, if needed, may not be available to WPI or, if available, may not be on terms favorable to WPI. WPI’s estimates of its anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 contained in our Registration Statement on Form S-4 (333-166139), as amended, filed with the SEC on June 9, 2010. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Among others, estimates are used when accounting for valuation of investments and pension expense. Estimates used in determining fair value measurements include, but are not limited to, expected future cash flow assumptions, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans, settlement plans for litigation and contingencies, and appropriate discount rates. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates.

We believe the following accounting policies are critical to our business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Consolidation

The consolidated financial statements include the accounts of (i) Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises Holdings, in addition to those entities in which we have a controlling interest as a general partner interest or in which we are the primary beneficiary of a variable interest entity. In evaluating whether we have a controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate those entities in which we own a majority of the voting interests; (2) for variable interest entities, or VIEs, we consolidate those entities in which we are considered the primary beneficiary because we absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both; and (3) for limited partnership entities, we consolidate those entities if we are the general partner of such entities and for which no substantive kick-out rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.

Our consolidated financial statements also include the consolidated financial statements of Icahn Capital and the General Partners and certain consolidated Private Funds during the periods presented. The Investment Management segment consolidates those entities in which (i) they have an investment of more than 50% and have control over significant operating, financial and investing decisions of the entity, (ii) they are the general partner in certain limited partnership entities for which no substantive kick-out rights (the rights underlying the limited partners’ ability to dissolve the limited partnership or otherwise remove the general partners) or participating rights exist or (iii) they are the primary beneficiary of a VIE. With respect to the consolidated Private Funds, the limited partners and shareholders have no substantive rights to impact ongoing governance and operating activities.

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

Revenue Recognition on Special Profits Interest Allocation and Incentive Allocation

The General Partners generate income from amounts earned pursuant to contractual arrangements with the Private Funds.

Prior to January 1, 2008, such amounts typically included an annual management fee of 2.5% of the net asset value before a performance-based incentive allocation of 25% of capital appreciation (both realized and unrealized) earned by the Private Funds subject to a “high watermark” (whereby the General Partners did not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods were recovered). Such amounts have been (and may in the future be) modified or waived in certain circumstances. The General Partners and their affiliates may also earn income through their investments in the Private Funds.

The limited partnership agreements of the Investment Funds provide that the applicable General Partner is eligible to receive a special profits interest allocation at the end of each calendar year from each capital account maintained in the Investment Funds that is attributable to: (i) in the case of the Onshore Fund, each fee-paying limited partner in the Onshore Fund and (ii) in the case of the Feeder Funds, each fee-paying investor in the Feeder Funds (that excludes certain investors that are affiliates of Mr. Icahn) (in each case, referred to herein as an Investor). This allocation is generally equal to 0.625% (prior to July 1, 2009), of the balance in each fee-paying capital account as of the beginning of each quarter (for each Investor, the Target Special Profits Interest Amount) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent that net increases (i.e., net profits) are allocated to an Investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in respect of an Investor in any year cannot exceed the net profits allocated to such Investor in such year. (See below for discussion of new fee structure effective July 1, 2009).

In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an Investor for a calendar year, a special profits interest allocation will be made to the extent of such net profits, if any, and the shortfall will be carried forward and added to the Target Special Profits Interest Amount determined for such Investor for the next calendar year. Adjustments, to the extent appropriate, will be made to the calculation of the special profits interest allocations for new subscriptions and withdrawals by Investors. In the event that an Investor redeems in full from a Feeder Fund or the Onshore Fund before the full targeted Target Special Profits Interest Amount determined for such Investor has been allocated to the General Partner in the form of a special profits interest allocation, the amount of the Target Special Profits Interest Amount that has not yet been allocated to the General Partner will be forfeited and the General Partner will never receive it.

Incentive allocations are determined based on the aggregate amount of net profits earned by each fee-paying investor in the Investment Funds (after the special profits interest allocation is made). Incentive allocations are based on the investment performance of the Private Funds, which is a principal determinant of the long-term success of the Investment Management segment because it generally enables AUM to increase through retention of fund profits and by making it more likely to attract new investment capital and minimize redemptions by Private Fund investors. Incentive allocations are generally 25% (prior to July 1, 2009) of the net profits (both realized and unrealized) generated by fee-paying investors in the Investment Funds, and are subject to a “high watermark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). The amount of these incentive allocations are calculated and allocated to the capital accounts of the General Partners annually except for incentive allocations earned as a result of investor redemption events during interim periods, provided that, as discussed below, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year. (See below for discussion of the new fee structure effective July 1, 2009).

Beginning July 1, 2009 through July 1, 2010, all limited partnership agreements and offering memoranda of the Private Funds (the “Fund Documents”) were revised primarily to provide existing investors and new investors with various new options for investments in the Private Funds (each an “Option”). Each Option has certain eligibility criteria for Investors and existing investors are permitted to roll over their investments made in the Private Funds prior to the applicable Fund Documents being updated (“Pre-Election Investments”) into one or more of the new Options. For fee-paying investments, the special profits interest allocations range from 1.5% to 2.25% per annum and the incentive allocations range from 15% (in some cases subject to a preferred return) to 22% per annum. The new Options also have different withdrawal terms, with certain Options being permitted to withdraw capital every six months (subject to certain limitations on aggregate withdrawals) and other Options being subject to three-year rolling lock-up periods, provided that early withdrawals are permitted at certain times with the payment to the Private Funds of a fee. For those Options with rolling lock-ups, the General Partners will not be entitled to receive an incentive allocation for a period of two years or longer.

The economic and withdrawal terms of the Pre-Election Investments remain the same, which include, for most fee-paying Investors, a special profits interest allocation of 2.5% per annum, an incentive allocation of 25% per annum and a three-year lock-up period (or sooner, subject to the payment of an early withdrawal fee). Certain of the Options will preserve each Investor’s existing high watermark with respect to its rolled over Pre-Election Investments and one of the Options establishes a hypothetical high watermark for new capital invested before December 31, 2010 by persons that had Pre-Election Investments. Effective with permitted withdrawals on December 31, 2009, if an Investor does not roll over a Pre-Election Investment into another Option when it is first eligible to do so without the payment of a withdrawal fee, the Private Funds will require such Investor to withdraw such Pre-Election Investment.

Each Target Special Profits Interest Amount will be deemed contributed to a separate hypothetical capital account (that is not subject to an incentive allocation or a special profits interest allocation) in the applicable Investment Fund and any gains or losses that would have been allocated on such amounts will be credited or debited, as applicable, to such hypothetical capital account. The special profits interest allocation attributable to an Investor will be deemed to be made (and thereby debited) from such hypothetical capital account and, accordingly, the aggregate amount of any special profits interest allocation attributable to such Investor will also depend upon the investment returns of the Investment Fund in which such hypothetical capital account is maintained.

In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an Investor for a calendar year, a special profits interest allocation will be made to the extent of such net profits, if any, and the shortfall will be carried forward and added to the Target Special Profits Interest Amount determined for such Investor for the next calendar year. Adjustments, to the extent appropriate, will be made to the calculation of the special profits interest allocations for new subscriptions and withdrawals by Investors. In the event that an Investor redeems in full from a Feeder Fund or the Onshore Fund before the full targeted Target Special Profits Interest Amount determined for such Investor has been allocated to the General Partner in the form of a special profits interest allocation, the amount of the Target Special Profits Interest Amount that has not yet been allocated to the General Partner will be forfeited and the General Partner will never receive it.

The General Partners’ special profits interest allocations and incentive allocations earned from the Private Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of Private Funds’ fiscal year (or sooner on redemptions). Such accruals may be reversed as a result of subsequent investment performance prior to the conclusion of the Private Funds’ fiscal year.

Compensation Arrangements

The Investment Management segment has entered into agreements with certain of its employees whereby these employees have been granted rights to participate in a portion of the special profits interest allocations (in certain cases, whether or not such special profits interest is earned by the General Partners) and incentive allocations earned by the Investment Management segment, typically net of certain expenses and generally subject to various vesting provisions. These amounts remain invested in the Private Funds and generally earn the rate of return of these funds, before the effects of any levied special profits interest allocations or incentive allocations, which are waived on such deferred amounts. Accordingly, these rights are accounted for as liabilities and remeasured at fair value for each reporting period until settlement.

The fair value of amounts deferred under these rights is determined at the end of each reporting period based, in part, on the (i) fair value of the underlying fee-paying net assets of the Private Funds, upon which the respective management fees are based and (ii) performance of the funds in which the deferred amounts remain invested. The carrying value of such amounts represents the allocable management fees initially deferred and the appreciation or depreciation on any reinvested deferrals. These amounts approximate fair value because the appreciation or depreciation on the deferrals is based on the fair value of the Private Funds’ investments, which are marked-to-market through earnings on a monthly basis.

Federal-Mogul estimates fair value for shared-based payments in accordance with applicable U.S. GAAP which requires its management to make assumptions regarding expected volatility of the underlying shares, the risk-free rate over the life of the share-based payment, and the date on which share-based payments will be settled. Any differences in actual results from management’s estimates could result in fair values different from estimated fair values, which could materially impact our Automotive segment’s future results of operations and financial condition.

Valuation of Investments

The fair value of our investments, including securities sold, not yet purchased, is based on observable market prices when available. Securities owned by the Private Funds that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. Securities and other instruments for which market quotes are not readily available are valued at fair value as determined in good faith by the applicable general partner. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of management’s judgment.

Long-Lived Assets

Long-lived assets held and used by our various operating segments and long-lived assets to be disposed of are reviewed for impairment whenever events or changes in circumstances, such as vacancies and rejected leases and reduced production capacity, indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset an impairment loss is recognized. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Definite-lived assets held by our various segments are periodically reviewed for impairment indicators. If impairment indicators exist, we perform the required analysis and record an impairment charge as required by applicable U.S. GAAP.

Indefinite-lived intangible assets, such as goodwill and trademarks, held by our various segments are reviewed for impairment annually, or more frequently if impairment indicators exist. The impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. As of June 30, 2010, our goodwill balance of $1,108 million pertains primarily to our Automotive segment. Our Automotive segment’s goodwill balance passed “Step 1” of the annual goodwill impairment analysis, with fair values in excess of carrying values of at least 15%.

Estimating fair value for both long-lived and indefinite-lived assets requires management to make assumptions regarding future sales volumes and pricing, capital expenditures, useful lives and salvage values of related property, plant and equipment, management’s ability to develop and implement productivity improvements, discount rates, effective tax rates, market multiples and other items. Any differences in actual results from estimates could result in fair values different from estimated fair values, which could materially impact our future results of operations and financial condition.

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

Environmental Matters

Due to the nature of the operations of our Automotive, Railcar and Metals segments, we may be subject to environmental remediation claims. Our Automotive and Metals segments are subject to federal, state, local and foreign environmental laws and regulations concerning discharges to the air, soil, surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials and hazardous substances. Our Automotive and Metals operations are also subject to other federal, state, local and foreign laws and regulations including those that require them to remove or mitigate the effects of the disposal or release of certain materials at various sites. While it is typically very difficult to determine the timing and ultimate outcome of such actions, if any, our Automotive and Metals’ management use their best judgment to determine if it is probable that they will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, our Automotive and Metals’ management make estimates of the amount of insurance recoveries, if any. Our Automotive and Metals operations accrue a liability when management believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that have previously been made.

It is impossible to predict precisely what effect these laws and regulations will have on our Automotive and Metals’ operations in the future. Compliance with environmental laws and regulations may result in, among other things, capital expenditures, costs and liabilities. Management believes, based on past experience and its best assessment of future events, that these environmental liabilities and costs will be assessed and paid over an extended period of time. Our Automotive and Metals operations believe that that recorded environmental liabilities will be adequate to cover their estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded, our Automotive and Metals’ results of operations could be materially affected.

Use of Estimates in Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. The more significant estimates include: (1) the valuation allowances of accounts receivable and inventory; (2) the valuation of goodwill, indefinite-lived intangible assets and long-lived assets; (3) deferred tax assets; (4) environmental liabilities; (5) fair value of derivatives; and (6) pension liabilities. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

Pension Plans and Other Postretirement Benefit Plans

Federal-Mogul sponsors several defined benefit pension plans, or Pension Benefits, and health care and life insurance benefits, or Other Benefits, for certain employees and retirees around the world. As prescribed by applicable U.S. GAAP, Federal-Mogul uses appropriate actuarial methods and assumptions in accounting for its defined benefit pension plans, non-pension postemployment benefits, and disability, early retirement and other postemployment benefits.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting Federal-Mogul’s accounting for employee benefits as of December 31, 2009 are as follows:

•	Long-Term Rate of Return on Plan Assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. Federal Mogul uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop an assumption of the expected long-term rate of return on plan assets. The expected long-term rate of return used to calculate net periodic pension cost is 8.5% for U.S. plans and 5.79% for non-U.S. plans.
•	Discount Rate: The discount rate is used to calculate future pension and postemployment obligations. Discount rate assumptions used to account for pension and non-pension postemployment benefit plans reflect the rates available on high-quality, fixed-income debt instruments on December 31 of each year. In determining its pension and other benefit obligations, Federal-Mogul uses weighted average discount rates of 5.75% for U.S. plans and 5.13% for non-U.S. plans.
•	Health Care Cost Trend: For postretirement health care plan accounting, Federal-Mogul reviews external data and its specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year’s postemployment health care benefits is 7.1% declining to an ultimate trend rate of 5.0% in 2014. The assumed drug cost trend rate used to measure next year’s postemployment health care benefits is 8.5% declining to an ultimate trend rate of 5.0% in 2014.

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations, or PBO, associated expense and other comprehensive loss, or OCL. The changes in these assumptions have no impact on Federal-Mogul’s 2010 funding requirements.

	Pension Benefits
	United States Plans			Non-U.S. Plans			Other Benefits
	Change in 2010 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2010 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2010 Expense	Change in PBO
	(Millions of Dollars)
25 bp decrease in discount rate	$2	$26	$(26)	$—	$9	$(9)	$—	$11
25 bp increase in discount rate	(2)	(26)	26	—	(9)	9	—	(10)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 bp increase in health care trend rate	$2	$24
100 bp decrease in health care trend rate	(2)	(22)

Conditional Asset Retirement Obligations

Federal-Mogul has accrued conditional asset retirement obligations, or CARO, in accordance with applicable U.S. GAAP. Federal-Mogul’s primary CARO activities relate to the removal of hazardous building materials at its facilities. Federal-Mogul records a CARO when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal Mogul has accrued $27 million and $30 million as of June 30, 2010 and December 31, 2009, respectively, for CARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of CARO.

In determining whether the estimated fair value of CARO can reasonably be estimated, Federal-Mogul must determine if the obligation can be assessed in relation to the acquisition price of the related asset or if an active market exists to transfer the obligation. If the obligation cannot be assessed in connection with an acquisition price and if no market exists for the transfer of the obligation, Federal-Mogul must determine if it has sufficient information upon which to estimate the obligation using expected present value techniques. This determination requires Federal-Mogul to estimate the range of settlement dates and the potential methods of settlement, and then to assign the probabilities to the various potential settlement dates and methods.

In cases other than those included in the accrual, where probability assessments could not reasonably be made, Federal-Mogul cannot record and has not recorded a liability for the affected CARO. If new information were to become available whereby Federal-Mogul could make reasonable probability assessments for these CARO, the amount accrued for CARO could change significantly, which could materially impact Federal-Mogul’s statement of operations and/or financial position and adversely impact our Automotive segment’s operations. Settlements of CARO in the near-future at amounts other than Federal-Mogul’s best estimates as of June 30, 2010 also could materially impact our Automotive segment’s future results of operations and financial condition.

Income Taxes

Except as described below, no provision has been made for federal, state, local or foreign income taxes on the results of operations generated by partnership activities as such taxes are the responsibility of the partners. Our corporate subsidiaries account for their income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Federal-Mogul did not record taxes on its undistributed earnings of $617 million at December 31, 2009, since these earnings are considered by Federal-Mogul to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

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

Recently Issued Accounting Standards

In March 2010, the FASB issued new guidance on the accounting for credit derivatives that are embedded in beneficial interests in securitized financial assets. The new guidance eliminates the scope exception of certain credit derivative features embedded in beneficial interests in securitized financial assets that are currently not accounted for as derivatives within the Derivatives and Hedging Topic of the FASB ASC. As a result, bifurcation and separate recognition may be required for certain beneficial interests that are not currently accounted for at fair value through earnings. This new guidance is effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at each entity’s first fiscal quarter beginning after issuance. The adoption of this new standard will not have a material impact on our financial condition, results of operations and cash flows.

Forward-Looking Statements

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, or by Public Law 104-67.

Forward-looking statements regarding management’s present plans or expectations involve risks and uncertainties and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material.

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this document, including Part II, Item 1A “Risk Factors.” These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see “Risk Factors” in our Registration Statement on Form S-4 (333-166139), as amended, filed with the SEC on June 9, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates, equity prices and derivatives. The following sections address the significant market risks associated with our business activities.

Investment Management

Our predominant exposure to market risk is related to our Investment Management segment and the sensitivities to movements in the fair value of the Private Funds’ investments, including the effect on special profits interest allocations and incentive allocations.

The fair value of the financial assets and liabilities of the Private Funds primarily fluctuates in response to changes in the value of securities. The net effect of these fair value changes impacts the net gains (losses) from investment activities in our consolidated statements of operations. However, the majority of these fair value changes are absorbed by the non-controlling interest holders in the Private Funds. The Private Funds’ risk is evaluated daily and is managed on a position basis as well as on a portfolio basis. Senior members of our investment team meet on a regular basis to assess and review concentration risk, correlation risk and credit risk for significant positions. Risk metrics and other analytical tools are used in the normal course of business by the General Partners.

Effect on Special Profits Interest Allocations

Our special profits interest allocations are calculated based on a specified percentage of the net asset value of the fee-paying capital of a Private Fund (before an incentive allocation based on the net profits of a Private Fund subject to a loss carryforward provision), as described in our consolidated financial statements and are earned based on the sufficiency of net profits in the Private Funds to cover such amounts. Accordingly, our special profits interest allocations will be directly affected by changes in market risk but are not readily predicted or estimated. In general, our special profits interest allocations will be increased (or reduced) in direct proportion to the effect of changes in the market value of the net assets in the related funds and to the extent that the Private Funds generate net profits. Although special profits interest allocations, if any, are eliminated in consolidation, our allocated share of the net income of the Private Funds includes the amount of these eliminated allocations.

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

Market Risk

The Private Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of June 30, 2010, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased, and derivatives would decrease by $623 million, $41 million and $161 million, respectively. However, as of June 30, 2010, we estimate that the impact to our share of the net gain or loss from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 36.8% in these Private Funds, and the non-controlling interests in income would correspondingly offset approximately 63.2% of the change in fair value.

Exchange Rate Risk

The Private Funds are not materially exposed to foreign exchange risk since foreign investments are economically hedged by foreign currency forward contracts.

Credit Risk

We and certain of our consolidated Private Funds are subject to certain inherent risks through their investments. Our entities typically invest excess cash in large money market funds. The money market funds primarily invest in government securities and other short-term, highly liquid instruments with a low risk of loss. The Private Funds also maintain free credit balances with their prime brokers and in interest bearing accounts at major banking institutions. We seek to diversify our cash investments across several accounts and institutions and monitor performance and counterparty risk.

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

Automotive

In the normal course of business, Federal-Mogul is subject to market exposure from changes in foreign currency exchange rates, interest rates and raw material prices. To manage a portion of these inherent risks, Federal-Mogul purchases various derivative financial instruments to hedge against unfavorable market changes. Federal-Mogul does not hold or issue derivative financial instruments for trading or speculative purposes.

Foreign Currency Risk

Federal-Mogul is subject to the risk of changes in foreign currency exchange rates due to its global operations. Federal-Mogul manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, Federal-Mogul’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which Federal-Mogul manufactures and distributes its products. Federal-Mogul’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

As currency exchange rates change, translation of the statements of operations of Federal-Mogul’s international businesses into U.S. dollars affects year-over-year comparability of operating results. Federal-Mogul does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity (deficit) for its foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. Federal- Mogul’s accumulated other comprehensive income (loss) increased by $123 million during the six months ended June 30, 2010 due to cumulative translation adjustments resulting primarily from changes in the U.S. dollar to the euro and British pound.

The translated values of revenue and expense from Federal-Mogul’s international operations are subject to fluctuations due to changes in currency exchange rates. During the six months ended June 30, 2010, Federal-Mogul derived 40% of its sales in the United States and 60% internationally. Of these international sales, 60% are denominated in the euro, with no other single currency representing more than 10%. To minimize foreign currency risk, Federal-Mogul generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, Federal-Mogul manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Federal-Mogul estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the six months ended June 30, 2010 would have decreased “Net income attributable to Federal-Mogul” by approximately $10 million.

Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. Federal-Mogul had notional values of $20 million and $10 million of foreign currency hedge contracts outstanding at June 30, 2010 and December 31, 2009, respectively, which were designated as hedging instruments for accounting purposes. Unrealized net gains of $2 million were recorded in accumulated other comprehensive loss as of June 30, 2010. Immaterial unrealized net losses were recorded in accumulated other comprehensive loss as of December 31, 2009.

Interest Rate Risk

In connection with the consummation of the Fourth Amended Joint Plan of Reorganization (As Modified), on December 27, 2007, or the Effective Date, Federal-Mogul entered into the Exit Facilities. The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. Federal-Mogul borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans were drawn on January 3, 2008. As of the Effective Date, existing letters of credit under the debtor-in-possession credit agreement in the approximate amount of $34 million, and existing letters of credit issued under the prepetition credit facility in the approximate amount of $39 million, were rolled over as letters of credit under the Exit Facilities.

The obligations under the revolving credit facility mature December 27, 2013 and bear interest rates that adjust in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. The tranche C term loans are subject to a pre-payment premium, should Federal-Mogul choose to prepay the loans prior to December 27, 2011. All Exit Facilities term loans shall bear interest at LIBOR plus 1.9375% or at the ABR plus 0.9375% at Federal-Mogul’s election. To the extent that interest rates change by 25 basis points, Federal-Mogul’s annual interest expense would show a corresponding change of approximately $4 million.

Federal-Mogul, during fiscal 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate loans under the Exit Facilities. Through these swap agreements, Federal-Mogul has fixed its interest rate at an average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of June 30, 2010 and December 31, 2009, unrealized net losses of $74 million and $50 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of June 30, 2010, losses of $34 million are expected to be reclassified from accumulated other comprehensive loss to the consolidated statement of operations within the next 12 months.

These interest rate swaps reduce Federal-Mogul’s overall interest rate risk. However, due to the remaining outstanding borrowings on its Exit Facilities and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to Federal-Mogul could be material if there are significant adverse changes in interest rates.

Commodity Price Risk

Federal-Mogul is dependent upon the supply of certain raw materials used in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of Federal-Mogul’s commodity price forward contract activity is to manage the volatility associated with these forecasted purchases. Federal-Mogul monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts, including exposures related to natural gas, tin, brass, bronze, zinc, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to fifteen months in the future.

Federal-Mogul had commodity price hedge contracts outstanding with a combined notional value of $58 million and $28 million at June 30, 2010 and December 31, 2009, respectively, substantially all of which mature within one year. Of these outstanding contracts, $57 million and $26 million in combined notional values at June 30, 2010 and December 31, 2009, respectively, were designated as hedging instruments for accounting purposes. Immaterial unrealized net gains were recorded in accumulated other comprehensive loss as of June 30, 2010. Unrealized net gains of $5 million were recorded in accumulated other comprehensive loss as of December 31, 2009.

Icahn Enterprises Holdings

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

We have predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At June 30, 2010, the impact of a 100 basis point increase or decrease in interest rates on fixed rate debt would decrease $96 million or increase $102 million, respectively, the fair value of our fixed rate debt.

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

Based on sensitivity analysis for our equity price risks as of June 30, 2010, the effects of a hypothetical 10% increase or decrease in market prices as of those dates would result in a gain or loss that would be approximately $1 million. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of equity markets.

Item 4. Controls and Procedures

As of June 30, 2010, our management, including our President, serving as principal executive officer, and our Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises Holdings’ and our subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first six months of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Federal-Mogul

Resolution of Asbestos Liabilities

All asbestos-related personal injury claims against the Predecessor Federal-Mogul (together with its United States and United Kingdom affiliates that commenced bankruptcy proceedings in the United States and administration proceedings in the United Kingdom, referred to as the Debtors) will be addressed by the U.S. Asbestos Trust or the U.K. Asbestos Trust in accordance with the terms of the Debtors’ confirmed Fourth Amended Joint Plan of Reorganization (As Modified) for Predecessor Federal-Mogul and certain of its affiliates, or the Plan, and the Company Voluntary Arrangements, or CVA’s, and such claims will be treated and paid in accordance with the terms of the Plan, the CVAs, and their related documents. All asbestos property damage claims against the Debtors have been compromised and resolved through the Plan and the CVAs. Accordingly, the Debtors have not recorded an asbestos liability as of December 31, 2009 or 2008.

Environmental Matters

Federal-Mogul is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980, or CERCLA, or other similar national, provincial or state environmental laws. These laws require responsible parties to pay for remediating contamination resulting from hazardous substances that were discharged into the environment by them, by prior owners or occupants of their property, or by others to whom they sent such substances for treatment or other disposition. Federal-Mogul has been notified by the U.S. Environmental Protection Agency, other national environmental agencies, and various provincial and state agencies that it may be a potentially responsible party, or PRP, under such laws for the cost of remediating hazardous substances pursuant to CERCLA and other national and state or provincial environmental laws. PRP designation typically requires the funding of site investigations and subsequent remedial activities.

Many of the sites that are likely to be the costliest to remediate are often current or former commercial waste disposal facilities to which numerous companies sent wastes. Despite the joint and several liability that might be imposed on Federal-Mogul under CERCLA and some of the other laws pertaining to these sites, Federal-Mogul’s share of the total waste sent to these sites has generally been small. Federal-Mogul believes its exposure for liability at these sites is limited.

Federal-Mogul has also identified certain other present and former properties at which it may be responsible for cleaning up or addressing environmental contamination, in some cases as a result of contractual commitments. Federal-Mogul is actively seeking to resolve these actual and potential statutory, regulatory and contractual obligations. Although difficult to quantify based on the complexity of the issues, Federal-Mogul has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual obligations on the basis of available information from site investigations and best professional judgment of consultants.

Total environmental liabilities, determined on an undiscounted basis, were $19 million and $22 million at June 30, 2010 and December 31, 2009, respectively. Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment’s results of operations could be materially affected. At June 30, 2010, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, approximate $41 million.

Other Matters

Federal-Mogul is involved in other legal actions and claims, directly and through its subsidiaries that arise in the normal course of business. Federal-Mogul does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on its financial position, operating results, or cash flows.

WPI Litigation

On March 26, 2010, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued an Opinion in our favor, holding that we (through Aretex LLC) are entitled to own a majority of the common stock in, and thus have control of WPI.

We had acquired ownership of a majority of the common stock in WPI through a July 2005 Sale Order entered by the United States Bankruptcy Court for the Southern District of New York. Under that Sale Order, WPI acquired substantially all of the assets of WestPoint Stevens, Inc. The losing bidders at the Bankruptcy Court auction that led to the Sale Order challenged the Sale Order. In November 2005, the United States District Court for the Southern District of New York modified portions of the Sale Order in a manner that could have reduced our ownership of WPI stock below 50%. In its March 26, 2010 decision, the Second Circuit held that we are entitled to own a majority of the common stock of WPI, and thus have control of WPI. The Second Circuit ordered the Bankruptcy Court’s Sale Order reinstated, to ensure that our percentage ownership of the common stock of WPI will be at least 50.5%. The Second Circuit modified the distribution of certain Subscription Rights in WPI. The manner in which those Subscription Rights are distributed, and whether or not they are exercised, could modify our percentage ownership of WPI’s common stock, so that our percentage could range from 50.5% to 79%. The Second Circuit ordered the District Court to remand the matter back to the Bankruptcy Court for further proceedings consistent with its ruling, and the District Court has done so. On further proceedings, the Bankruptcy Court is required to enter an Order implementing the Second Circuit’s decision.

There is a related proceeding in Delaware Chancery Court, brought by the same “losing bidders” who are parties to the case decided by the Second Circuit. The Delaware case had been stayed pending a decision from the Second Circuit. In prior proceedings in the Delaware Court, the Court dismissed breach of fiduciary duty claims, held that WPI had a contractual obligation to proceed with a Registration Statement for its stock, and also declined to dismiss a Delaware statutory claim and other claims. In their claim relating to the Registration Statement, plaintiffs had maintained that they held liens on a majority of WPI common stock, and were entitled to have all of that common stock registered to facilitate its sale. The plaintiffs in the Delaware case amended their complaint in light of the Second Circuit’s decision. The plaintiffs pled new claims for breach of fiduciary duty (and aiding and abetting such alleged breach) against WPI, Icahn Enterprises L.P., Icahn Enterprises Holdings Limited Partnership, Carl C. Icahn and others, based on WPI’s not having proceeded with a Registration Statement. Plaintiffs amended their contractual claim against WPI relating to the Registration Statement, so that the claim relates to the stock which the Second Circuit held that plaintiffs own, rather than the stock upon which plaintiffs had claimed a lien. Plaintiffs alleged that because WPI did not proceed with the Registration Statement, plaintiffs were unable to sell their stock in WPI, and seek to recover the diminution in the value of that stock. Plaintiffs have retained their claim for unjust enrichment against all defendants, including WPI, Icahn Enterprises L.P, Icahn Enterprises Holdings Limited Partnership, Carl C. Icahn and others. Plaintiffs have withdrawn certain other claims, including the Delaware statutory claim. In light of the Second Circuit’s decision holding that we own a majority of common stock in WPI, and are entitled to control, the Delaware Court vacated a prior “Limited Status Quo Order” which had required WPI to give notice to plaintiffs of certain corporate actions. On May 20, 2010, WPI and other defendants moved to dismiss the amended complaint. On July 16, 2010, the plaintiffs filed their papers in opposition to the motion. The reply papers of WPI and the other defendants were filed on August 10, 2010, after which it is expected that the court will hold oral argument on the motion, If the case is not dismissed, trial is scheduled to begin December 6, 2010.

National Energy Group, Inc.

National Energy Group, Inc. (“NEGI”) is a defendant, together with Icahn Enterprises and various individuals, including one of our current directors, as additional defendants, in a purported stockholder derivative and class action lawsuit alleging that among other things, certain of NEGI’s current and former officers and directors breached their fiduciary duties to NEGI and its stockholders in connection with NEGI’s sale of its 50% interest in an oil and gas holding company. Following such disposition, NEGI has had no business and its principal assets consist of cash and short-term investments which currently aggregate approximately $48 million. In March, 2008, NEGI dissolved and filed a Form 15 with the SEC deregistering its securities with the SEC under the Exchange Act. As a result, NEGI’s status as a public company has been suspended. No cash distributions will be made to NEGI’s shareholders until the NEGI board determines that NEGI has paid, or made adequate provision for the payment of, its liabilities and obligations, including any liabilities relating to the lawsuit.

The parties to the lawsuit agreed to settle the lawsuit and settlement has received court approval. The court order is subject to appeal. Assuming no appeal is filed, defendant Icahn Enterprises will pay $9.15 million on August 25, 2010 into an escrow account designated by plaintiff and such funds, after the withdrawal of plaintiff’s counsel’s awarded attorney’s fee, will be distributed to the class of NEGI stockholders represented by plaintiff. In addition, all claims against all defendants will be dismissed.

PSC Metals

Environmental Matters

PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. Most recently, PSC Metals has been named as a defendant in an environmental civil action brought by the USEPA, alleging that PSC Metals and one of its subsidiaries, along with several other unrelated defendants, are liable for the recovery of response costs incurred by the USEPA at a superfund site in New York. Management believes that PSC Metals and its subsidiary have valid defenses to all claims.

PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy in all pending cases. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of June 30, 2010 and December 31, 2009. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals’ operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $27 million as of each of June 30, 2010 and December 31, 2009. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.

Estimates of PSC Metals’ liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a PRP at additional sites. The impact of such future events cannot be estimated at the current time.

ARI

ARI was named the defendant in a wrongful death lawsuit, Nicole Lerma v. American Railcar Industries, Inc. The lawsuit was filed on August 17, 2007, in the Circuit Court of Greene County, Arkansas Civil Division. The court reached a verdict in favor of ARI on May 24, 2010. The plaintiff did not appeal the decision.

Item 1A. Risk Factors

The risk factors in our Registration Statement on Form S-4 (333-166139), as amended, filed with the SEC on June 9, 2010, did not materially change during the period covered by this report other than the status of litigation affecting WPI relating to (i) the Opinion in our favor issued by the United States Court of Appeals for the Second Circuit and (ii) the requests on April 19, 2010 of the plaintiffs in the Delaware case to amend their complaint in light of the Second Circuit’s decision. See Note 17, “Commitments and Contingencies,” to our consolidated financial statements for further discussion. In addition, we are presenting a new risk factor relating to our business concerning climate change as follows:

We may be exposed to certain regulatory and financial risks related to climate change.

Climate change is receiving ever-increasing worldwide attention. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. Currently, pending legislative and regulatory proposals address greenhouse gas emissions. For example, in June 2009, the U.S. House of Representatives adopted H.R. 2434, the American Clean Energy and Security Act, that would phase in significant reductions in greenhouse gas emissions if enacted into law. The U.S. Senate is currently considering a separate bill. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program may be adopted. Similarly, certain other countries in which our Automotive segment operates have adopted the Kyoto Protocol that, among other international initiatives under consideration, could affect the international operations of our Automotive segment. Such initiatives could increase costs associated with Federal-Mogul’s operations, including costs for raw materials and transportation. Because it is uncertain what legislation, if any will be enacted in the United States and/or internationally, we cannot predict the potential impact of any such legislation on our segments, including our Automotive segment, and on our future consolidated financial condition, results of operations or cash flows.

Item 6. Exhibits

Exhibit No.	Description
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ICAHN ENTERPRISES HOLDINGS, L.P. (Registrant)
By: Icahn Enterprises G.P. Inc., its general partner
By: /s/ Dominick Ragone Dominick Ragone Chief Financial Officer

Date: August 13, 2010