Form 10-Q
period 2012-03-31
ICAHN ENTERPRISES HOLDINGS L.P.
filed 2012-05-04
CIK 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

Commission File Number 333-118021-01

ICAHN ENTERPRISES HOLDINGS L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3398767
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

767 Fifth Avenue, Suite 4700 New York, NY 10153
(Address of Principal Executive Offices) (Zip Code)

(212) 702-4300
(Registrant's Telephone Number, Including Area Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer ☐	Large Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

ICAHN ENTERPRISES HOLDINGS L.P.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
 (In millions)

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
Cash and cash equivalents	$3,467	$2,278
Cash held at consolidated affiliated partnerships and restricted cash	2,249	4,979
Investments	5,876	8,938
Accounts receivable, net	1,603	1,424
Due from brokers	187	30
Inventories, net	1,394	1,344
Property, plant and equipment, net	3,611	3,505
Goodwill	1,128	1,127
Intangible assets, net	889	899
Other assets	673	623
Total Assets	$21,077	$25,147
LIABILITIES AND EQUITY
Accounts payable	$1,015	$970
Accrued expenses and other liabilities	1,899	1,873
Securities sold, not yet purchased, at fair value	975	4,476
Due to brokers	5	2,171
Post-employment benefit liability	1,333	1,340
Debt	7,304	6,463
Total liabilities	12,531	17,293

Commitments and contingencies (Note 17)

Equity:
Limited partner	4,712	4,087
General partner	(305)	(311)
Equity attributable to Icahn Enterprises Holdings	4,407	3,776
Equity attributable to non-controlling interests	4,139	4,078
Total equity	8,546	7,854
Total Liabilities and Equity	$21,077	$25,147

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions) (Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Net sales	$2,399	$2,251
Other revenues from operations	192	193
Net gain from investment activities	58	617
Interest and dividend income	25	34
Other income (loss), net	10	(17)
	2,684	3,078
Expenses:
Cost of goods sold	2,072	1,925
Other expenses from operations	106	108
Selling, general and administrative	309	319
Restructuring	7	3
Impairment	2	—
Interest expense	117	108
	2,613	2,463
Income before income tax benefit (expense)	71	615
Income tax benefit (expense)	30	(18)
Net income	101	597
Less: net income attributable to non-controlling interests	(52)	(356)
Net income attributable to Icahn Enterprises Holdings	$49	$241

Net income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$49	$239
General partner	—	2
	$49	$241

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In millions) (Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$101	$597
Other comprehensive income, net of tax:
Post-employment benefits	9	1
Hedge instruments	14	5
Translation adjustments and other	84	87
Other comprehensive income, net of tax	107	93
Comprehensive income	208	690
Less: Comprehensive income attributable to non-controlling interests	(79)	(380)
Comprehensive income attributable to Icahn Enterprises Holdings	$129	$310

Comprehensive income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$128	$307
General partner	1	3
	$129	$310

Accumulated other comprehensive loss was $748 million and $855 million at March 31, 2012 and December 31, 2011, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions) (Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2011	$(311)	$4,087	$3,776	$4,078	$7,854
Net income	—	49	49	52	101
Other comprehensive income	1	79	80	27	107
Partnership contributions	5	505	510	—	510
Partnership distributions	—	(10)	(10)	—	(10)
Investment segment distributions	—	—	—	(17)	(17)
Changes in subsidiary equity and other	—	2	2	(1)	1
Balance, March 31, 2012	$(305)	$4,712	$4,407	$4,139	$8,546

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$101	$597
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain from securities transactions	(490)	(617)
Purchases of securities	(474)	(1,405)
Proceeds from sales of securities	4,218	1,114
Purchases to cover securities sold, not yet purchased	(4,317)	(51)
Proceeds from securities sold, not yet purchased	536	1,669
Changes in receivables and payables relating to securities transactions	(2,412)	74
Depreciation and amortization	108	109
Deferred taxes	(42)	1
Other, net	13	(15)
Changes in cash held at consolidated affiliated partnerships and restricted cash	2,729	(1,718)
Changes in other operating assets and liabilities	115	(205)
Net cash provided by (used in) operating activities	85	(447)
Cash flows from investing activities:
Capital expenditures	(197)	(115)
Acquisitions of businesses, net of cash acquired	(3)	(31)
Proceeds from sale of investments	170	—
Purchases of investments	(210)	—
Other, net	—	7
Net cash used in investing activities	(240)	(139)
Cash flows from financing activities:
Investment segment distributions	—	(302)
Partnership contributions	510	—
Partnership distributions	(10)	(21)
Proceeds from issuance of senior unsecured notes	716	—
Proceeds from other borrowings	174	602
Repayments of borrowings	(56)	(9)
Other, net	(8)	1
Net cash provided by financing activities	1,326	271
Effect of exchange rate changes on cash and cash equivalents	18	19
Net increase (decrease) in cash and cash equivalents	1,189	(296)
Net change in cash of assets held for sale	—	2
Cash and cash equivalents, beginning of period	2,278	2,963
Cash and cash equivalents, end of period	$3,467	$2,669
Supplemental information:
Cash payments for interest, net of amounts capitalized	$161	$162
Net cash payments for income taxes	$30	$24
Net unrealized gains on available-for-sale securities	$3	$1
Redemptions payable to non-controlling interests	$17	$1,861
See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

1.	Description of Business and Basis of Presentation.
General
Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings” or the “Company”) is a limited partnership formed in Delaware on February 17, 1987. Our sole limited partner is Icahn Enterprises L.P. ("Icahn Enterprises"), a Delaware master limited partnership which owns a 99% limited partner interest in us. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises. References to "we," "our" or "us" herein include Icahn Enterprises Holdings and its subsidiaries, unless the context otherwise requires. References to "Icahn Enterprises Holdings" refer to Icahn Enterprises Holdings only, on an unconsolidated basis.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Gaming, Railcar, Food Packaging, Metals, Real Estate and Home Fashion. We also report the unconsolidated results of Icahn Enterprises Holdings, and investment activity and expenses associated therewith. Further information regarding our continuing reportable segments is contained in Note 2, “Operating Units,” and Note 13, “Segment Reporting.”
The accompanying consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes for the fiscal year ended December 31, 2011 (“fiscal 2011”) contained in our Registration Statement on Form S-4 (333-179109-1), as amended, filed with the Securities and Exchange Commission ("SEC") on March 14, 2012. The consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature. Certain reclassifications from the prior year presentation have been made to conform to the current year presentation.
Our consolidated financial statements include the accounts of (i) Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises Holdings, in addition to those entities in which we have a controlling interest as a general partner interest or in which we may be the primary beneficiary of a variable interest entity (“VIE”). In evaluating whether we have a controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; (2) for VIEs of which we may be considered the primary beneficiary of such entities (see Note 4, “Investments and Related Matters-Investment,” for further discussion regarding the accounting and reporting of our VIEs); and (3) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.
 We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “'40 Act”). Therefore, no more than 40% of our total assets can be invested in investment securities, as such term is defined in the '40 Act. In addition, we do not invest or intend to invest in securities as our primary business. We intend to structure our investments to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code, as amended (the “Code”).
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, cash held at consolidated affiliated partnerships and restricted cash, accounts receivable, due from brokers, accounts payable, accrued expenses and other liabilities and due to brokers are deemed to be reasonable estimates of their fair values because of their short-term nature.
See Note 4, “Investments and Related Matters,” and Note 5, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of March 31, 2012 was approximately $7.3 billion and $7.5 billion, respectively. The carrying value and estimated fair value

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

of our long-term debt as of December 31, 2011 was each approximately $6.5 billion.
Restricted Cash
Our restricted cash balance was approximately $1.6 billion and $4.8 billion as of March 31, 2012 and December 31, 2011, respectively.
Adoption of New Accounting Standards
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-04, which amends Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures. This ASU clarifies among other things, the intent about the application of existing fair value requirements, including those related to highest and best use concepts, and also expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. This ASU clarifies that a reporting entity should disclose quantitative information about significant unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. Additionally, this ASU expands the disclosures for fair value measurements categorized within Level 3 where a reporting entity is required to include a description of the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  Additional disclosure is also required for any transfers between Level 1 and Level 2 of the fair value hierarchy of fair value measurements on a gross basis as well as additional disclosure of the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value. For many of the requirements, the FASB does not intend for this ASU to result in a change in the application of the requirements in FASB ASC Topic 820.  This update is effective during interim and annual periods beginning after December 15, 2011.
In June 2011, the FASB issued ASU No. 2011-05, which amends FASB ASC Topic 220, Comprehensive Income. This ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update is effective during interim and annual periods beginning after December 15, 2011.
In September 2011, the FASB issued ASU No. 2011-08, which amends FASB ASC Topic 350, Intangibles-Goodwill and Other. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This update is effective during interim and annual periods beginning after December 15, 2011.
In December 2011, the FASB issued ASU No. 2011-12, which defers certain provisions contained in ASU No. 2011-05, as discussed above, requiring the requirement to present components of reclassifications of other comprehensive income on the face of the income statement or in the notes to the financial statements. However, this deferral does not impact the other requirements contained in the new standard on comprehensive income as described above. This update is effective during interim and annual periods beginning after December 15, 2011.
Filing Status of Subsidiaries
Federal-Mogul Corporation (“Federal-Mogul”), American Railcar Industries, Inc. (“ARI”) and Tropicana Entertainment Inc. (“Tropicana”) are each a reporting entity under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and file annual, quarterly and current reports and proxy and information statements. Each of these reports is publicly available at www.sec.gov.

2.	Operating Units.
Investment
Icahn Onshore LP (the “Onshore GP”) and Icahn Offshore LP (the “Offshore GP” and, together with the Onshore GP, the

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

“General Partners”) act as general partner of Icahn Partners LP (the “Onshore Fund”) and the Offshore Master Funds (as defined herein), respectively. The General Partners provide investment advisory and certain administrative and back office services to the Investment Funds (as defined below) but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds had been previously offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and were not (and still are not) publicly available. The “Offshore Master Funds” consist of (i) Icahn Partners Master Fund LP ("Master Fund I"), (ii) Icahn Partners Master Fund II LP ("Master Fund II") and (iii) Icahn Partners Master Fund III LP ("Master Fund III"). The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.” In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q, the “Offshore Funds” consist of (i) Icahn Fund Ltd., (ii) Icahn Fund II Ltd. and (iii) Icahn Fund III Ltd.
Prior to March 31, 2011, our Investment segment's revenues were affected by the combination of fee-paying assets under management (“AUM”) and the investment performance of the Investment Funds. The General Partners were entitled to receive an incentive allocation and special profits interest allocation from the Investment Funds which were accrued on a quarterly basis and were allocated to the General Partners at the end of the Investment Funds' fiscal year (or sooner on redemptions) assuming there were sufficient net profits to cover such amounts. As a result of the return of fee-paying capital as described below, no further incentive allocations or special profits interest allocations will accrue for periods subsequent to March 31, 2011.
As more fully disclosed in a letter to investors in the Investment Funds filed with the SEC on Form 8-K by Icahn Enterprises on March 7, 2011, the Investment Funds returned all fee-paying capital to their investors during fiscal 2011. Payments were funded through cash on hand and borrowings under existing credit lines.
As a result of returning fee-paying capital to its investors on March 31, 2011, each of the Investment Funds no longer meets the criteria of an investment company as set forth in FASB ASC Paragraph 946-10-15-2, Financial Services-Investment Companies, and, therefore, the application of FASB ASC Section 946-810-45, Financial Services-Investment Companies-Consolidation, is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements as the Investment Funds would account for their investments as trading securities pursuant to FASB ASC Topic 320, Investments-Debt and Equity Securities, effective March 31, 2011. For those investments that fall outside the scope of FASB ASC Topic 320, or for those investments in which the Investment Funds would otherwise have been required to account for under the equity method, the Investment Funds apply the fair value option to such investments. See Note 4, "Investments and Related Matters-Investment," for further discussion regarding this reconsideration event and its consolidation impact.
As a result of the return of fee-paying capital as described above, a special profits interest allocation of $9 million and an incentive allocation of $7 million were allocated to the General Partners at March 31, 2011. No further special profits interest allocation or incentive allocation will accrue in periods subsequent to March 31, 2011.
The fair value of our interest in the Investment Funds was approximately $3.2 billion and $3.1 billion as of March 31, 2012 and December 31, 2011, respectively.
Automotive
We conduct our Automotive segment through our majority ownership in Federal-Mogul.  Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction, alternative energies, environment and safety systems. Federal-Mogul serves the world's foremost original equipment manufacturers and servicers (“OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket.  As of March 31, 2012, Federal-Mogul was organized into four product groups: Powertrain Energy ("PTE"), Powertrain Sealing and Bearings ("PTSB"), Vehicle Safety and Protection ("VSP") and Global Aftermarket.
Federal-Mogul's customers include the world's largest light and commercial vehicle OEs and major distributors and retailers in the independent aftermarket. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions and changes in laws and regulations.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

As of March 31, 2012, we owned approximately 77.2% of the total outstanding common stock of Federal-Mogul.
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $234 million and $203 million as of March 31, 2012 and December 31, 2011, respectively. Of those gross amounts, $233 million and $202 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of each of March 31, 2012 and December 31, 2011, Federal-Mogul had no outstanding transferred receivables for which cash had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were approximately $414 million and $413 million for the three months ended March 31, 2012 and 2011, respectively.
For each of the three months ended March 31, 2012 and 2011, expenses associated with transfers of receivables were $2 million and were recorded in the consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities. Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $25 million and $23 million as of March 31, 2012 and December 31, 2011, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of March 31, 2012 and December 31, 2011, Federal-Mogul estimated the loss to be immaterial.
Restructuring
During the three months ended March 31, 2012 and 2011, Federal-Mogul recorded $6 million and $1 million in restructuring charges, respectively. The restructuring charges for the three months ended March 31, 2012 primarily consist of employee costs related to certain headcount reduction actions associated with the aftermarket.
 Thailand Manufacturing Facility Flood
In October 2011, a flood occurred at one of Federal-Mogul's manufacturing facilities in Ayutthaya, Thailand. This facility was partially submerged in the flood waters for a period of approximately six weeks, resulting in extensive damage to the facility and the loss of substantially all of its related equipment and inventory. Operations at the facility are currently suspended.
In addition to other coverage, Federal-Mogul believes its insurance policies provide for replacement of damaged property, sales value of destroyed inventory, reimbursement for losses due to interruption of business operations and reimbursement of expenditures incurred to restore operations. In February and April 2012, Federal-Mogul received $25 million and $5 million, respectively, in cash advances from its insurance carrier related to the flooding. Federal-Mogul has insurance recoverables of $3 million and $21 million recorded as of March 31, 2012 and December 31, 2011, respectively.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The nine casino facilities it operates feature approximately 414,000 square feet of gaming space with 7,485 slot machines, 226 table games and 6,048 hotel rooms with three casino facilities located in Nevada, two in Mississippi and one in each of Indiana, Louisiana, New Jersey and Aruba.
On March 8, 2010, (the ''Effective Date''), Tropicana completed the acquisition of certain assets of its predecessor, Tropicana Entertainment, LLC, and certain subsidiaries and affiliates thereof (together, the ''Predecessors'') and Tropicana Resort and Casino-Atlantic City (''Tropicana AC''). Such transactions, referred to as the ''Restructuring Transactions,'' were effected pursuant to the Joint Plan of Reorganization of Tropicana Entertainment, LLC (''Tropicana LLC'') and Certain of Its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code, filed with the United States Bankruptcy Court for the District of Delaware on January 8, 2009, as amended (the ''Plan''). As a result of the Restructuring Transactions pursuant to the Plan, the Investment Funds received shares of Tropicana common stock.
On November 15, 2010, the Investment Funds acquired 668,000 additional shares of Tropicana common stock. As a result of this purchase, the Investment Funds held, in the aggregate, 13,538,446 shares of Tropicana common stock,

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

representing approximately 51.5% of the outstanding shares of Tropicana common stock. The additional purchase of shares of Tropicana common stock gave the Investment Funds a controlling interest and required us to consolidate Tropicana's financial results effective November 15, 2010, which now comprises our Gaming segment.
On April 29, 2011, the Investment Funds made a distribution-in-kind of 13,538,446 shares of Tropicana common stock with a value of $216 million to us in redemption of $216 million of our limited and general partner interests in the Investment Funds. The distribution transferred the ownership of the Tropicana common stock held by the Investment Funds directly to us. As a result of this transaction, we directly owned 51.5% of Tropicana's outstanding common stock. This distribution increased equity attributable to Icahn Enterprises by $27 million and decreased equity attributable to non-controlling interests by $27 million, representing the basis difference between the redemption value determined as of April 29, 2011 and the application to the controlling interest in Tropicana of purchase accounting pursuant to FASB ASC Topic 805, Business Combinations, on November 15, 2010.
During the three months ended March 31, 2012, we acquired additional shares of Tropicana common stock.  As of March 31, 2012, we owned approximately 65.1% of the total outstanding common stock of Tropicana.
In connection with Tropicana's completion of the Restructuring Transactions, Tropicana entered into a credit agreement, dated as of December 29, 2009 (the ''Exit Facility''). Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, collectively held over 50% of the loans thereunder. On June 30, 2011, the Investment Funds made a distribution-in-kind of the loans under the Exit Facility with a value of $71 million to us in redemption of $71 million of our general partner interests in the Investment Funds. The distribution transferred the ownership of the loans under the Exit Facility held by the Investment Funds directly to us. As a result of this transaction, we directly owned over 50% of the loans under the Exit Facility. In March 2012, Tropicana paid in full its Exit Facility and the Revolving Facility was canceled therewith. See Note 10, "Debt," for further discussion.
Railcar
We conduct our Railcar segment through our majority ownership in ARI. ARI manufactures railcars, which are offered for sale or lease, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI leases railcars that it manufactures to certain markets. ARI provides railcar repair and maintenance services for railcar fleets. In addition, ARI provides fleet management, maintenance, engineering and field services for railcars owned by certain customers. Such services include maintenance planning, project management, tracking and tracing, regulatory compliance, mileage audit, rolling stock taxes and online service access.
As of March 31, 2012, we owned approximately 55.5% of the total outstanding common stock of ARI.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates seven manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia and derives approximately 71% of its total net sales from customers located outside the United States. Viskase believes it is one of the two largest manufacturers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings. Viskase is building a shirring plant in the Philippines to serve the Asian market. The plant is expected to open in the second quarter of fiscal 2012 and will be scaled up over several years in accordance with our growth expectations for the Asian market.
As of March 31, 2012, we owned approximately 71.4% of the total outstanding common stock of Viskase.
Metals
We conduct our Metals segment through our indirect wholly owned subsidiary, PSC Metals, Inc. (“PSC Metals”). PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. PSC Metals' ferrous products include busheling, plate and structural, shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), cast furnace iron and broken furnace iron. PSC Metals processes the scrap into a size, density and purity required by customers to meet their production needs. PSC Metals also processes non-ferrous metals including aluminum, copper, brass, stainless steel and nickel-bearing metals. Non-ferrous

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

products are a significant raw material in the production of aluminum and copper alloys used in manufacturing. PSC Metals also operates a steel products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets.
Real Estate
Our Real Estate segment consists of rental real estate, property development and resort activities.
As of March 31, 2012, we owned 30 rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 324 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well.
As of March 31, 2012 and December 31, 2011, $76 million and $77 million, respectively, of the net investment in financing leases and net real estate leased to others which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
Home Fashion
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint Home LLC (“WPH”), a manufacturer and distributor of home fashion consumer products. WPH is engaged in the business of manufacturing, sourcing, designing, marketing, distributing and selling home fashion consumer products. WPH markets a broad range of manufactured and sourced bed, bath, basic bedding and kitchen textile products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, featherbeds, bath and beach towels, bath accessories, bed skirts, bed pillows, flocked blankets, woven blankets and throws, mattress pads, kitchen towels and kitchen accessories. WPH recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPH receives a small portion of its revenues through the licensing of its trademarks.
Effective as of March 1, 2012, pursuant to an internal reorganization WestPoint Home, Inc. (a wholly owned indirect subsidiary of WestPoint International, LLC (“WPI”), a subsidiary through which we had previously conducted our Home Fashion business) merged into our newly created wholly owned indirect subsidiary (which was formed as a Delaware limited liability company solely for the purposes of such merger) and continued its business as a limited liability company under the name WestPoint Home LLC. In referencing WPH, we refer to WestPoint Home Inc. and WestPoint Home LLC interchangeably because the business profile of our Home Fashion segment's business did not change as a result of this reorganization.
WPH has transitioned the majority of its manufacturing to low-cost countries but continues to maintain its corporate offices and certain distribution operations in the United States.
A relatively small number of customers have historically accounted for a significant portion of WPH's net sales. WPH had five customers who accounted for approximately 62% and 54% of WPH's net sales for the three months ended March 31, 2012 and 2011, respectively.

3.	Related Party Transactions.
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
Investment
Until August 8, 2007, Icahn Management LP (“Icahn Management”) elected to defer most of the management fees from the Offshore Funds and such amounts remain invested in the Offshore Master Funds. Prior to March 31, 2011, the balance of the deferred management fees payable (included in accrued expenses and other liabilities) by Icahn Fund Ltd. to Icahn Management was included in our consolidated financial statements. As further discussed in Note 4, "Investments and Related

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Matters-Investment-Investment in Variable Interest Entities," because we are no longer considered the primary beneficiary of Icahn Fund Ltd. as of March 31, 2011, we deconsolidated the results and financial position of Icahn Fund Ltd. as of such date.  As a result of deconsolidating Icahn Fund Ltd., our consolidated financial statements no longer contain this deferred management fee payable effective March 31, 2011.
Effective January 1, 2008, Icahn Capital LP (“Icahn Capital”) paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services.  Prior to January 1, 2008, Icahn & Co. LLC paid for such services.  Under a separate expense-sharing agreement, Icahn Capital charged Icahn Affiliates $0.5 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, accrued expenses and other liabilities in our consolidated balance sheets included $0.5 million to be applied to Icahn Capital's charges to Icahn Affiliates for services to be provided to them. There was no balance as of December 31, 2011.
In addition, effective January 1, 2008, certain expenses borne by Icahn Capital are reimbursed by Icahn Affiliates, as appropriate, when such expenses are incurred. The expenses include investment-specific expenses for investments acquired by both the Investment Funds and Icahn Affiliates that are allocated based on the amounts invested by each party, as well as investment-related expenses that are allocated based on estimated usage agreed upon by Icahn Capital and Icahn Affiliates. For the three months ended March 31, 2012 and 2011, these reimbursement amounts were $0.2 million and $1 million, respectively.
Mr. Icahn, along with his affiliates, makes investments in the Investment Funds. As of both March 31, 2012 and December 31, 2011, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $3.2 billion. In addition, an affiliate of Mr. Icahn has a deferred management fee arrangement with certain feeder funds with balances of $190 million and $188 million as of March 31, 2012 and December 31, 2011, respectively. Such amounts are invested in and receive applicable returns thereon from the Investment Funds.
Effective April 1, 2011, based on a new expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, when such expenses are incurred. Such expenses relate to the operation, administration and investment activities of Icahn Capital for the benefit of the Investment Funds (including salaries, benefits and rent) and shall be allocated pro rata in accordance with each investor's capital accounts in the Investment Funds. For the three months ended March 31, 2012, $3 million was allocated to the Investment Funds based on this expense-sharing arrangement.
Railcar
Agreements with American Railcar Leasing LLC
Effective as of January 1, 2008, ARI entered into a fleet services agreement with American Railcar Leasing LLC ("ARL"), a company controlled by Mr. Icahn. Under the agreement, ARI provided ARL fleet management services for a fixed monthly fee and railcar repair and maintenance services for a charge of labor, components and materials. This agreement was replaced by a new agreement (referred to as the "Railcar Services Agreement"), which became effective April 16, 2011 for a term of three years that will automatically renew for additional one-year periods unless either party provides at least 60 days written prior notice of termination. As stipulated in the Railcar Services Agreement, ARI provides railcar repair, engineering, administrative and other services, on an as needed basis, for ARL's lease fleet at mutually agreed-upon prices. Railcar services revenues, included in other revenues from operations in our consolidated statements of operations, recorded by ARI were $5 million and $6 million under these agreements for the three months ended March 31, 2012 and 2011, respectively. The terms and pricing on services to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. The Railcar Services Agreement was unanimously approved by the independent directors of ARI's audit committee on the basis that the terms were no less favorable than those that would have been obtained in a comparable transaction with an unaffiliated third party.
ARI from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order basis. For the three months ended March 31, 2012 and 2011, revenues from railcars sold to ARL were zero and $1 million, respectively. Revenues from railcars sold to ARL are included in net sales in our consolidated statements of operations. The terms and pricing on services to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order, have been and will be subject to the approval or review by ARI's audit committee.
On February 29, 2012, ARI entered into a Railcar Management Agreement (the Railcar Management Agreement) with ARL, pursuant to which ARI engaged ARL to sell or lease ARI's railcars in certain markets, subject to the terms and conditions

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

of the Railcar Management Agreement. The Railcar Management Agreement was effective as of January 1, 2011, will continue through December 31, 2015 and may be renewed upon written agreement by both parties.
The Railcar Management Agreement also provides that ARL will manage ARI's leased railcars including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of the agreement, ARL will receive, in respect of leased railcars, a fee consisting of a lease origination fee and a management fee based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions. The Railcar Management Agreement was unanimously approved by ARI's special committee and Icahn Enterprises' independent director audit committee on the basis that the terms of the Railcar Management Agreement were not materially less favorable than those that would have been obtained in a comparable transaction with an unaffiliated third party.
Fees incurred ARL in connection with the Railcar Management Agreement were immaterial for each of the three months ended March 31, 2012 and 2011.   As of March 31, 2012 and December 31, 2011, ARI had accounts receivable of $1 million and $4 million, respectively, due from ARL. These amounts are included in other assets in our consolidated balance sheets.
Food Packaging
Arnos Corporation, an affiliate of Mr. Icahn, was the lender on Viskase's Revolving Credit Facility as of December 31, 2009. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. On March 14, 2012, we entered into an agreement to further extend the Revolving Credit Facility from January 31, 2013 to January 31, 2014. See Note 10, “Debt,” for further discussion regarding Viskase's Revolving Credit Facility.
Icahn Enterprises Holdings - Administrative Services
For each of the three months ended March 31, 2012 and 2011, we paid an affiliate $1 million for the non-exclusive use of office space.
For each of the three months ended March 31, 2012 and 2011, we paid $0.2 million to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services. XO Holdings, Inc. is controlled by Mr. Icahn.
Icahn Enterprises Holdings provided certain professional services to an Icahn Affiliate for which it charged $0.5 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, accrued expenses and other liabilities in our consolidated balance sheets included $0.4 million and $1 million, respectively, for charges to the affiliate for services provided to it.
Icahn Sourcing
Icahn Sourcing, LLC ("Icahn Sourcing") is an entity formed and controlled by Carl C. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property. We are a member of the buying group and, as such, are afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that we will purchase any goods, services or property from any such vendors, and we are under no obligation to do so. We do not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. We have purchased a variety of goods and services as members of the buying group at prices and on terms that we believe are more favorable than those which would be achieved on a stand-alone basis.

4.	Investments and Related Matters.
Investment
Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Investment Funds' investments, securities sold, not yet purchased and unrealized gains and losses on derivatives:

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Assets
Investments:
Equity securities:
Basic materials	$117	$124	$129	$128
Communications	902	1,208	2,203	2,593
Consumer, non-cyclical	1,270	1,402	1,642	1,804
Consumer, cyclical	808	846	822	754
Energy	534	644	1,194	1,673
Financial	228	205	320	263
Industrial	—	—	22	32
Technology	169	282	169	254
Utilities	160	74	171	104
	4,188	4,785	6,672	7,605
Corporate debt:
Communications	92	91	89	84
Consumer, cyclical	357	279	516	439
Utilities	40	26	40	34
Sovereign debt	6	5	10	10
Financial	90	116	94	109
	585	517	749	676
Mortgage-backed securities:
Financial	176	174	176	167
	4,949	5,476	7,597	8,448

Derivative contracts, at fair value(1)	—	—	—	3
	$4,949	$5,476	$7,597	$8,451
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, cyclical	$365	$363	$—	$—
Energy	41	41	—	—
Funds	597	571	4,610	4,476
	1,003	975	4,610	4,476

Derivative contracts, at fair value(2)	—	383	—	42
	$1,003	$1,358	$4,610	$4,518

(1)	Included in other assets in our consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in our consolidated balance sheets.

The General Partners adopted FASB ASC Section 946-810-45, Financial Services-Investment Companies-Consolidation, as of January 1, 2007 which provides guidance on whether investment company accounting should be retained in the financial statements of a parent entity. Upon the adoption of FASB ASC Section 946-810-45, the General Partners lost their ability to retain specialized accounting. Prior to March 31, 2011, for those investments that (i) were deemed to be available-for-sale securities, (ii) fell outside the scope of FASB ASC Topic 320, Investments-Debt and Equity Securities, or (iii) the General Partners would otherwise have accounted for under the equity method, the General Partners applied the fair value option. The application of the fair value option is irrevocable.
As further discussed in Note 2, "Operating Units-Investment," as a result of returning fee-paying capital to its investors on March 31, 2011, each of the Investment Funds no longer meets the criteria of an investment company as set forth in FASB ASC

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Paragraph 946-10-15-2, Financial Services-Investment Companies, and, therefore, the application of FASB ASC Section 946-810-45 is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements.
Our Investment segment assesses the applicability of equity method accounting with respect to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Investment Funds combined with those of our affiliates along with board of directors representation.
Our Investment segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of March 31, 2012, the fair value of these investments was $250 million. During the three months ended March 31, 2012 and 2011, our Investment segment recorded gains of $41 million and $20 million, respectively, associated with these investments.  Such amounts are included in net gain from investment activities in our consolidated statements of operations. Included in these investments is the Investment Funds' investment in The Hain Celestial Group, Inc. (“Hain”). As of March 31, 2012, the Investment Funds, together with their affiliates held, in the aggregate, 7,130,563 shares of Hain, representing approximately 16% of the outstanding shares of Hain. The General Partners have applied the fair value option to their investments in Hain.
We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements. Hain is a registered SEC reporting company whose financial statement is available at www.sec.gov.
Investments in Variable Interest Entities
In February 2010, the FASB issued guidance which amends the consolidation requirement of VIEs for certain entities meeting certain criteria. We determined that certain entities within our Investment segment previously met the criteria for the deferral of this new consolidation guidance. Accordingly, our Investment segment applied the overall guidance on the consolidation of VIEs with respect to applicable entities prior to the issuance of the standard. Effective March 31, 2011, we applied the consolidation guidance to certain entities within our Investment segment to determine whether such entities are considered VIEs, including the determination of who is deemed the primary beneficiary of such VIEs. The application of this consolidation guidance did not have an impact on our financial condition, results of operations and cash flows.
We consolidate certain VIEs when we are determined to be their primary beneficiary, either directly or indirectly through other consolidated subsidiaries. Prior to the 2011 Reconsideration Event (as discussed below), the assets of our consolidated VIEs were primarily classified within cash and cash equivalents and investments in our consolidated balance sheets. The liabilities of our consolidated VIEs were primarily classified within securities sold, not yet purchased, at fair value, and accrued expenses and other liabilities in our consolidated balance sheets.
As discussed in Note 2, "Operating Units-Investment," on March 7, 2011, the Investment Funds determined to return fee-paying capital to its investors. We evaluated the impact of this reconsideration event (referred to as the "2011 Reconsideration Event") with respect to the VIE and primary beneficiary status of each of the Investment Funds and the Offshore Funds. We determined that the 2011 Reconsideration Event impacted Master Fund II, Master Fund III and Icahn Fund Ltd. Prior to the 2011 Reconsideration Event, Master Fund II, Master Fund III and Icahn Fund Ltd. were each considered VIEs for which we were determined to be their primary beneficiary and therefore we consolidated them. As a result of the 2011 Reconsideration Event, Master Fund II and Master Fund III are no longer considered VIEs. However, the VIE status change in Master Fund II and Master Fund III did not impact their consolidation status. Because we control Master Fund II and Master Fund III through our general partner interests, we continue to consolidate Master Fund II and Master Fund III. There are no substantive kick-out or participating rights in either Master Fund II or Master Fund III. In addition, previously Icahn Fund Ltd. was considered a VIE and we consolidated it because the Offshore GP was its primary beneficiary. As a result of the 2011 Reconsideration Event, we determined that, although Icahn Fund Ltd. is still considered a VIE, the Offshore GP is no longer the primary beneficiary. We deconsolidated Icahn Fund Ltd. as of March 31, 2011, the result of which decreased consolidated total liabilities by $146 million and increased equity attributable to non-controlling interests by the same amount.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Other Segments
Investments held by our Automotive, Gaming, Railcar, Home Fashion segments and Icahn Enterprises Holdings consist of the following:

	March 31, 2012		December 31, 2011
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(in millions)
Marketable equity and debt securities - available for sale	$2	$1	$17	$20
Trading securities	60	60	—	—
Investments in precious metals	—	—	150	150
Equity method investments and other	339	339	320	320
	$401	$400	$487	$490

With the exception of certain operating segments, it is our general policy to apply the fair value option to all of our investments that would be subject to the equity method of accounting. We record unrealized gains and losses for the change in fair value of such investments as a component of net gain from investment activities in the consolidated statements of operations. We believe that these investments, individually or in the aggregate, are not material to our consolidated financial statements.
Investments in Non-Consolidated Affiliates
Automotive
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. Federal-Mogul's direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $244 million and $228 million at March 31, 2012 and December 31, 2011, respectively.
Equity earnings from non-consolidated affiliates were $10 million for each of the three months ended March 31, 2012 and 2011, which are included in other income (loss), net in our consolidated statements of operations. For the three months ended March 31, 2012 and 2011, these entities generated sales of $198 million and $184 million, respectively, and net income of $25 million and $24 million, respectively. Distributed dividends to Federal-Mogul from non-consolidated affiliates were immaterial for each of the three months ended March 31, 2012 and 2011.
Federal-Mogul does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity's expected results that would not otherwise be consolidated based on control through voting interests. Further, Federal-Mogul's joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul's partner holds an option to put its shares to a subsidiary of Federal-Mogul's at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The total amount of the contingent guarantee, should all triggering events have occurred, approximated $61 million as of March 31, 2012. Federal-Mogul believes that this contingent guarantee is less than the estimated current fair value of the partners' interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Railcar
As of March 31, 2012, ARI was party to three joint ventures which are all accounted for using the equity method. ARI determined that, although these joint ventures are considered VIEs, it is not the primary beneficiary of such VIEs, does not have a controlling financial interest and does not have the ability to individually direct the activities of the VIEs that most significantly impact their economic performance. A significant factor in this determination was that ARI does not have the rights to a majority of returns, losses or votes.
The risk of loss to ARI is limited to its investment in these joint ventures, certain loans and related interest and fees due from these joint ventures to ARI. As of March 31, 2012, the carrying amount of these investments was $46 million and the maximum exposure to loss was $47 million. Maximum exposure to loss was determined based on ARI's carrying amounts in such investments, loans, accrued interest thereon and accrued unused line fee due from applicable joint ventures.

5.	Fair Value Measurements.
U.S. GAAP requires enhanced disclosures about investments and non-recurring non-financial assets and non-financial liabilities that are measured and reported at fair value and has established a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments or non-financial assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Investments and non-financial assets and/or liabilities measured and reported at fair value are classified and disclosed in one of the following categories:
Level 1 - Quoted prices are available in active markets for identical investments as of the reporting date. The types of investments included in Level 1 include listed equities and listed derivatives. We do not adjust the quoted price for these investments, even in situations where we hold a large position.
Level 2 - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives. The inputs and assumptions of our Level 2 investments are derived from market observable sources including: reported trades, broker/dealer quotes and other pertinent data.
Level 3 - Pricing inputs are unobservable for the investment and non-financial asset and/or liability and include situations where there is little, if any, market activity for the investment or non-financial asset and/or liability. The inputs into the determination of fair value require significant management judgment or estimation. Fair value is determined using comparable market transactions and other valuation methodologies, adjusted as appropriate for liquidity, credit, market and/or other risk factors.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. Significant transfers, if any, between the levels within the fair value hierarchy are recognized at the beginning of the reporting period.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Investment
The following table summarizes the valuation of the Investment Funds' investments by the above fair value hierarchy levels as of March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$124	$—	$—	$124	$128	$—	$—	$128
Communications	1,208	—	—	1,208	2,593	—	—	2,593
Consumer, non-cyclical	1,402	—	—	1,402	1,778	26	—	1,804
Consumer, cyclical	396	450	—	846	376	378	—	754
Energy	551	93	—	644	1,644	29	—	1,673
Financial	205	—	—	205	263	—	—	263
Industrial	—	—	—	—	—	32	—	32
Technology	282	—	—	282	254	—	—	254
Utilities	45	29	—	74	83	21	—	104
	4,213	572	—	4,785	7,119	486	—	7,605
Corporate debt:
Communications	—	91	—	91	—	84	—	84
Consumer, cyclical	—	6	273	279	—	150	289	439
Utilities	—	26	—	26	—	34	—	34
Sovereign debt	—	5	—	5	—	10	—	10
Financial	—	116	—	116	—	109	—	109
	—	244	273	517	—	387	289	676
Mortgage-backed securities:
Financial	—	174	—	174	—	167	—	167
	4,213	990	273	5,476	7,119	1,040	289	8,448
Derivative contracts, at fair value(1):	—	—	—	—	—	3	—	3
	$4,213	$990	$273	$5,476	$7,119	$1,043	$289	$8,451
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, cyclical	$363	$—	$—	$363	$—	$—	$—	$—
Energy	41	—	—	41	—	—	—	—
Funds	486	85	—	571	4,466	10	—	4,476
	890	85	—	975	4,466	10	—	4,476
Derivative contracts, at fair value(2):	—	383	—	383	—	42	—	42
	$890	$468	$—	$1,358	$4,466	$52	$—	$4,518

(1)	Included in other assets in our consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

The changes in investments measured at fair value for which the Investment segment has used Level 3 input to determine fair value are as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Balance at January 1	$289	$329
Gross realized and unrealized losses	(13)	—
Gross proceeds	(3)	(10)
Balance at March 31	$273	$319
Unrealized losses of $14 million are included in earnings related to Level 3 investments still held at March 31, 2012. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain from investment activities in our consolidated statements of operations.
The Investment Funds owned one Level 3 corporate debt investment at March 31, 2012. Fair Value was determined through yield analysis of comparable loans to which we applied a risk premium that we determined to be appropriate, which resulted in a lower valuation for our Level 3 investment. Adjusting the risk premium by 1% in either direction would result in a 3% change in the fair value of the loan.
Other Segments
The following table summarizes the valuation of our Automotive segment and Icahn Enterprises Holdings investments and derivative contracts by the above fair value hierarchy levels as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets	(in millions)
Marketable equity and debt securities	$—	$1	$1	$20	$—	$20
Trading securities	—	60	60	—	—	—
Investments in precious metals	—	—	—	150	—	150
Derivative contracts, at fair value(1):	—	—	—	—	3	3
	$—	$61	$61	$170	$3	$173
Liabilities
Derivative contracts, at fair value(2):	$—	$43	$43	$—	$57	$57

(1)	Amounts are classified within other assets in our consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

Assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2012 are set forth in the table below:

	March 31, 2012
	Level 3
	Asset	Recognized
Category	(Liability)	Loss
	(in millions)
Property, plant and equipment	$10	$(2)

Property, plant and equipment for our Automotive and Home Fashion segments with an aggregate carrying value of $12

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

million were written down to their fair values of $10 million, resulting in an impairment charge of $2 million for the three months ended March 31, 2012. We determined the fair value of these assets by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize.

6.	Financial Instruments.
Certain derivative contracts executed by the Investment Funds with a single counterparty or by our Automotive segment with a single counterparty or by Icahn Enterprises Holdings with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts are reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported in either other assets or accrued expenses and other liabilities in our consolidated balance sheets.
Investment Segment and Icahn Enterprises Holdings
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
In the normal course of business, the Investment Funds and Icahn Enterprises Holdings may trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risk. The Investment Funds and Icahn Enterprises Holdings' investments may include futures, options, swaps and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counterparty non-performance and from changes in the market values of underlying instruments.
Securities sold, not yet purchased, at fair value represent obligations to deliver the specified security, thereby creating a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk, as the satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. Our investments in securities and amounts due from brokers are partially restricted until we satisfy the obligation to deliver the securities sold, not yet purchased.
The Investment Funds and Icahn Enterprises Holdings may enter into derivative contracts, including swap contracts, futures contracts and option contracts, with the objective of capital appreciation or as economic hedges against other securities or the market as a whole. The Investment Funds may also enter into foreign currency derivative contracts with the objective of capital appreciation or to economically hedge against foreign currency exchange rate risks on all or a portion of their non-U.S. dollar denominated investments.
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
The Investment Funds and Icahn Enterprises Holdings may trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of a standardized amount of a deliverable grade commodity, security, currency or cash at a specified price and specified future date unless the contract is closed before the delivery date. Payments (or variation margin) are made or received by the Investment Funds and Icahn Enterprises Holdings each day, depending on the daily fluctuations in the value of the contract, and the whole value change is recorded as an unrealized gain or loss by the Investment Funds and Icahn Enterprises Holdings. When the contract is closed, the Investment Funds and Icahn Enterprises Holdings record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

the value at the time it was closed.
The Investment Funds and Icahn Enterprises Holdings may utilize forward contracts to seek to protect their assets denominated in foreign currencies and precious metals holdings from losses due to fluctuations in foreign exchange rates and spot rates. The Investment Funds' and Icahn Enterprises Holdings' exposure to credit risk associated with non-performance of such forward contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in unrealized gains or losses on derivative, futures and foreign currency contracts, at fair value in our consolidated balance sheets.
The Investment Funds may also enter into foreign currency contracts for purposes other than hedging denominated securities. When entering into a foreign currency forward contract, the Investment Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date unless the contract is closed before such date. The Investment Funds record unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into such contracts and the forward rates at the reporting date.
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At March 31, 2012, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $3.8 billion, of which approximately $3.6 billion related to covered put options on existing short positions on a certain stock index.  At December 31 2011, the maximum payout amounts relating to certain put options written by the Investment Funds approximated $1.7 billion, of which approximately $1.4 billion related to covered put options on existing short positions on a certain stock index. As of March 31, 2012 and December 31, 2011, there were unrealized gains of $79 million and $24 million, respectively.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2012 and December 31, 2011 was $383 million and $42 million, respectively.
At March 31, 2012 and December 31, 2011, the Investment Funds had $709 million and $257 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our consolidated balance sheets.
U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.
The Investment Funds have entered into certain derivative contracts, in the form of credit default swaps, which meet the accounting definition of a guarantee, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Investment Funds to make a payment to the swap counterparties. As of both March 31, 2012 and December 31, 2011, the Investment Funds have entered into such credit default swaps with a maximum notional amount of $8 million, with terms of approximately one year and two years, respectively. We estimate that our maximum exposure related to these credit default swaps approximates 48.1% and 48.0% of such notional amounts as of March 31, 2012 and December 31, 2011, respectively.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

The following table presents the notional amount, fair value, underlying referenced credit obligation type and credit ratings for derivative contracts in which the Investment Funds are assuming risk:

	March 31, 2012		December 31, 2011
Credit Derivative Type Risk Exposure	Notional Amount	Fair Value	Notional Amount	Fair Value	Underlying Reference Obligation
	(in millions)
Single name credit default swaps:
Below investment grade risk exposure	$8	$0.2	$8	$0.1	Corporate credit

The following table presents the fair values of our Investment segment and Icahn Enterprises Holdings' derivatives:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Not Designated as Hedging Instruments	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(in millions)
Equity contracts	$—	$3	$379	$42
Foreign exchange contracts	—	3	4	—
Total(3)	$—	$6	$383	$42

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

(3)	Excludes netting of cash collateral received and posted. The total collateral posted at March 31, 2012 and December 31, 2011 was $709 million and $257 million, respectively, across all counterparties.

The following table presents the effects of the Investment segment and Icahn Enterprises Holdings' derivative instruments on the statements of operations for the three months ended March 31, 2012 and 2011:

	Gain (Loss) Recognized in Income(1)
	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2012	2011
	(in millions)
Equity contracts	$(402)	$(1)
Foreign exchange contracts	(41)	(10)
Credit contracts	—	25
	$(443)	$14

(1)	Gains (losses) recognized on derivatives are classified in net gain from investment activities in our consolidated statements of operations.

At March 31, 2012, the volume of the Investment Funds' derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Credit default swaps	$8	$—
Equity swaps	4	(4,893)
Foreign currency forwards	—	(1,202)

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Each Investment Fund's assets may be held in one or more accounts maintained for the Investment Fund by its prime broker or at other brokers or custodian banks, which may be located in various jurisdictions. The prime broker and custodian banks are subject to various laws and regulations in the relevant jurisdictions in the event of their insolvency. Accordingly, the practical effect of these laws and their application to the Investment Fund's assets may be subject to substantial variations, limitations and uncertainties. The insolvency of any of the prime brokers, custodian banks or clearing corporations may result in the loss of all or a substantial portion of the Investment Fund's assets or in a significant delay in the Investment Fund's having access to those assets.
Credit concentrations may arise from investment activities and may be impacted by changes in economic, industry or political factors. The Investment Funds and Icahn Enterprises Holdings routinely execute transactions with counterparties in the financial services industry, resulting in credit concentration with respect to this industry. In the ordinary course of business, the Investment Funds and Icahn Enterprises Holdings may also be subject to a concentration of credit risk to a particular counterparty.
The Investment Funds and Icahn Enterprises Holdings seek to mitigate these risks by actively monitoring exposures, collateral requirements and the creditworthiness of our counterparties.
Automotive
During fiscal 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of March 31, 2012 and December 31, 2011, unrealized net losses of $37 million and $44 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of March 31, 2012, losses of $35 million are expected to be reclassified from accumulated other comprehensive loss to the consolidated statement of operations within the next 12 months.
These interest rate swaps reduce Federal-Mogul's overall interest rate risk. However, due to the remaining outstanding borrowings on Federal-Mogul's debt facilities and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to Federal-Mogul could be material if there are significant adverse changes in interest rates.
Federal-Mogul's production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of Federal-Mogul's commodity price forward contract activity is to manage the volatility associated with forecasted purchases. Federal-Mogul monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, tin, zinc, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to 15 months in the future.
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $90 million and $117 million at March 31, 2012 and December 31, 2011, respectively, of which substantially all mature within one year and $85 million and $117 million were designated as hedging instruments for accounting purposes, respectively. Unrealized net losses of $6 million and $15 million were recorded in accumulated other comprehensive loss as of March 31, 2012 and December 31, 2011, respectively.
Federal-Mogul manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, Federal-Mogul's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which Federal-Mogul manufactures and sells its products. Federal-Mogul's operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Federal-Mogul had notional values of $19 million and $27 million of foreign currency hedge contracts outstanding at March 31, 2012 and December 31, 2011, respectively, of which substantially all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net gains of less than $1 million were recorded in accumulated other comprehensive loss as of March 31, 2012. Unrealized net gains of $3 million were recorded in accumulated

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

other comprehensive loss as of December 31, 2011.
Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 5% of Federal-Mogul's direct sales during the three months ended March 31, 2012. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
The following table presents the fair values of Federal-Mogul's derivative instruments:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Designated as Cash Flow Hedging Instruments	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(in millions)
Interest rate swap contracts	$—	$—	$37	$44
Commodity contracts	—	—	5	16
Foreign currency contracts	—	3	—	—
Sub-total	—	3	42	60
Netting across contract types	—	(3)	—	(3)
Total	$—	$—	$42	$57

(1)	Located within other assets in our consolidated balance sheets.

(2)	Located within accrued expenses and other liabilities in our consolidated balance sheets.

In addition to the above, our Automotive segment has $1 million in commodity contracts at March 31, 2012 that are not designated as cash flow hedging instruments which are included in accrued expenses and other liabilities in our consolidated balance sheets.
The following tables present the effect of Federal-Mogul's derivative instruments in our consolidated financial statements for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31, 2012
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(3)	$(10)	Interest expense
Commodity contracts	7	(3)	Cost of goods sold
Foreign currency contracts	(3)	—	Cost of goods sold
	$1	$(13)

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Three Months Ended March 31, 2011
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(1)	$(10)	Interest expense
Commodity contracts	2	5	Cost of goods sold
Foreign currency contracts	(1)	—	Cost of goods sold
	$—	$(5)

7.	Inventories, Net.
Inventories, net consists of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Raw materials	$262	$248
Work in process	206	202
Finished goods	767	731
	1,235	1,181
Other:
Ferrous metals	81	92
Non-ferrous metals	43	33
Secondary metals	35	38
	159	163
Total inventories, net	$1,394	$1,344

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,332	$(226)	$1,106	$1,323	$(226)	$1,097
Railcar	7	—	7	7	—	7
Food Packaging	3	—	3	3	—	3
Metals	12	—	12	20	—	20
	$1,354	$(226)	$1,128	$1,353	$(226)	$1,127

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Intangible assets, net consists of the following:

		March 31, 2012			December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in years)	(in millions)
Definite-lived intangible assets:
Automotive	1 - 22	$657	$(234)	$423	$656	$(222)	$434
Gaming	3 - 42	25	(3)	22	25	(2)	23
Food Packaging	6 - 12	23	(14)	9	23	(14)	9
Metals	5 - 15	19	(7)	12	15	(7)	8
Real Estate	12 - 12.5	121	(36)	85	121	(34)	87
		$845	$(294)	551	$840	$(279)	561
Indefinite-lived intangible assets:
Automotive				277			277
Gaming				54			54
Food Packaging				2			2
Metals				2			2
Home Fashion				3			3
				338			338
Intangible assets, net				$889			$899

We recorded amortization expense for each of the three months ended March 31, 2012 and 2011 of $15 million associated with definite-lived intangible assets. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
Automotive
During the three months ended March 31, 2012, our Automotive segment increased goodwill and decreased property, plant and equipment by $8 million to correct for property, plant and equipment that were improperly valued in our initial purchase accounting.
Railcar
We perform the annual goodwill impairment test as of March 1 of each year for our Railcar segment. For purposes of goodwill impairment testing, our Railcar operating segment constitutes our reporting unit ("Railcar reporting unit"). We assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our Railcar reporting unit is greater than its carrying amount. If, however, we had determined that it was more likely than not that the fair value of our Railcar reporting unit was less than its carrying amount, then we would perform the first step of the two-step goodwill impairment test. In evaluating whether it is more likely than not that the fair value of our Railcar reporting unit is greater than its carrying amount, we considered various qualitative and quantitative factors, including macroeconomic conditions, railcar industry trends and the fact that our Railcar reporting unit has historical positive operating cash flows that we anticipate will continue. After assessing these factors, we determined that it is more likely than not the fair value of our Railcar reporting unit is greater than its carrying amount, and therefore no further testing was necessary.
Food Packaging
As a result of our acquisition of a controlling interest in Viskase on January 15, 2010, certain long-term assets have been adjusted as a result of our required utilization of common control parties' underlying basis in such assets. As of March 31, 2012, the net balances of such assets included adjustments as follows: $3 million for goodwill and $10 million for intangible assets.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Metals
During the three months ended March 31, 2012, PSC Metals reduced its goodwill by $8 million. This change related to certain acquisitions made during fiscal 2011 and consisted of an $11 million increase in tangible and identifiable intangible assets due to finalization of purchase price allocations, offset by additional purchase price payments of $3 million.

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

	Useful Life	March 31, 2012	December 31, 2011
	(in years)	(in millions)
Land		$466	$464
Buildings and improvements	4 - 40	1,052	1,040
Machinery, equipment and furniture	1 - 30	2,667	2,565
Assets leased to others	15 - 39	547	509
Construction in progress		456	410
		5,188	4,988
Less: Accumulated depreciation and amortization		(1,577)	(1,483)
Property, plant and equipment, net		$3,611	$3,505
Depreciation and amortization expense related to property, plant and equipment for the three months ended March 31, 2012 and 2011 was $85 million and $86 million, respectively.

10.	Debt.
Debt consists of the following:

	March 31, 2012	December 31, 2011
	(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises(1)	$2,159	$1,444
7.75% senior unsecured notes due 2016 - Icahn Enterprises(1)	1,047	1,046
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises(1)	556	556
Debt facilities - Automotive	2,737	2,737
Debt facilities - Gaming	—	49
Credit facilities - Gaming	172	—
Senior unsecured notes - Railcar	275	275
Senior secured notes and revolving credit facility - Food Packaging	214	214
Mortgages payable - Real Estate	74	75
Other	70	67
Total debt	$7,304	$6,463
(1) Proceeds from the issuance of each of Icahn Enterprises' notes were transferred to Icahn Enterprises Holdings under identical terms and conditions.
Senior Unsecured Notes - Icahn Enterprises
8% Senior Unsecured Notes Due 2018 and 7.75% Senior Unsecured Notes Due 2016
On January 15, 2010, Icahn Enterprises and Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”) (collectively,

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

the “Issuers”), issued $850 million aggregate principal amount of 7.75% Senior Unsecured Notes due 2016 (the “2016 Notes”) and $1,150 million aggregate principal amount of 8% Senior Unsecured Notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, referred to as the “Initial Notes”) pursuant to the purchase agreement, dated January 12, 2010, by and among the Issuers, Icahn Enterprises Holdings, as guarantor (the “Guarantor”), and Jefferies & Company, Inc., as initial purchaser. The gross proceeds from the sale of the Initial Notes were $1,987 million, a portion of which was used to retire certain notes during fiscal 2010. Interest on the 2016 Notes and 2018 Notes are payable on January 15 and July 15 of each year, commencing July 15, 2010.
On November 12, 2010, the Issuers issued an additional $200 million aggregate principal amount of the 2016 Notes and $300 million aggregate principal amount of the 2018 Notes (such notes are collectively referred to as the “2010 Additional Notes”), pursuant to the purchase agreement, dated November 8, 2010, by and among the Issuers, Icahn Enterprises Holdings, as guarantor and Jefferies & Company, Inc., as initial purchaser. The 2010 Additional Notes constitute the same series of securities as the Initial Notes for purposes of the indenture governing the notes and vote together on all matters with such series. The 2010 Additional Notes have substantially identical terms as the Initial Notes. The gross proceeds from the sale of the Additional New Notes were $512 million.
On January 17, 2012 and February 6, 2012, the Issuers issued an additional aggregate $700 million principal amount of the 2018 Notes (such notes are collectively referred to as the “2012 Additional Notes”), pursuant to their respective purchase agreements, by and among the Issuers, Icahn Enterprises Holdings, as guarantor and Jefferies & Company, Inc., as initial purchaser. These notes constitute the same series of securities as the Initial Notes for purposes of the indenture governing the notes and vote together on all matters with such series. These notes have substantially identical terms as the Initial Notes. The gross proceeds from the sale of these notes were $716 million and will be used for general corporate purposes.
The Initial Notes, 2010 Additional Notes and 2012 Additional Notes (referred to collectively as the notes) were issued under and are governed by an indenture, dated January 15, 2010 (the “Indenture”), among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after January 15, 2013, the Issuers may redeem all of the 2016 Notes at a price equal to 103.875% of the principal amount of the 2016 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.938% on and after January 15, 2014 and 100% on and after January 15, 2015. On or after January 15, 2014, the Issuers may redeem all of the 2018 Notes at a price equal to 104.000% of the principal amount of the 2018 Notes, plus accrued and unpaid interest, with such option redemption prices decreasing to 102.000% on and after January 15, 2015 and 100% on and after January 15, 2016. Before January 15, 2013, the Issuers may redeem up to 35% of the aggregate principal amount of each of the 2016 Notes and 2018 Notes with the net proceeds of certain equity offerings at a price equal to 107.750% and 108.000%, respectively, of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2016 Notes or 2018 Notes, as the case may be, originally issued remains outstanding immediately after such redemption. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.
The notes and the related guarantee are the senior unsecured obligations of the Issuers and rank equally with all of the Issuers' and the Guarantor's existing and future senior unsecured indebtedness and rank senior to all of the Issuers' and the Guarantor's existing and future subordinated indebtedness. The notes and the related guarantee are effectively subordinated to the Issuers' and the Guarantor's existing and future secured indebtedness to the extent of the collateral securing such indebtedness. The notes and the related guarantee are also effectively subordinated to all indebtedness and other liabilities of the Issuers' subsidiaries other than the Guarantor.
In connection with the issuance of the 2012 Additional Notes, the Issuers and the Guarantor entered into Registration Rights Agreements, one of which was dated January 17, 2012 and the other was dated February 6, 2012, with the Initial Purchaser. On January 20, 2012, we filed an initial registration statement on Form S-4 under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the 2012 Additional Notes. The SEC declared our exchange offer registration statement on Form S-4 under the Securities Act with respect to the 2012 Additional Notes effective on March 20, 2012. Pursuant to the Registration Rights Agreements, we subsequently commenced the exchange offer to exchange the unregistered 2012 Additional Notes for notes that are registered with the SEC ("Exchange Notes") and the exchange offer expired on April 18, 2012. The 2012 Additional Notes in the aggregate principal amount of $700 million were properly tendered in the exchange offer and accepted by us in exchange for registered Exchange Notes.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Senior Unsecured Variable Rate Convertible Notes Due 2013 - Icahn Enterprises
In April 2007, Icahn Enterprises issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act, and issued pursuant to an indenture dated as of April 5, 2007, by and among Icahn Enterprises, as issuer, Icahn Enterprises Finance, as co-issuer, and Wilmington Trust Company, as trustee. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into Icahn Enterprises' depositary units at a conversion price of $132.595 per depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per Icahn Enterprises' depositary unit per $1,000 principal amount. As a result of Icahn Enterprises' unit distributions on May 31, 2011 and March 30, 2012, the conversion price was adjusted further downward to $103.30 per Icahn Enterprises' depositary unit per $1,000 principal amount. As of March 31, 2012, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to Icahn Enterprises' depositary units before their maturity date.
In the event that Icahn Enterprises declares a cash dividend or similar cash distribution in any calendar quarter with respect to its depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that Icahn Enterprises simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. Icahn Enterprises paid aggregate cash distributions of $1 million for the three months ended March 31, 2011 to holders of the variable rate notes in respect to Icahn Enterprises' distribution payments to its depositary unitholders. Such amounts have been classified as interest expense.
Senior Unsecured Notes Restrictions and Covenants
The indenture governing the variable rate notes, and the indenture governing both the 2016 Notes and the 2018 Notes (including the 2010 Additional Notes and the 2012 Additional Notes), restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the applicable indenture, with certain exceptions. In addition, the indentures require that on each quarterly determination date Icahn Enterprises and Icahn Enterprises Holdings, as guarantor of the notes, maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.
As of March 31, 2012 and December 31, 2011, both we and Icahn Enterprises were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of March 31, 2012, based on covenants in the indenture governing our senior unsecured notes, both we and Icahn Enterprises are permitted to incur approximately $1.4 billion in additional indebtedness.
Debt Facilities - Automotive
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
The obligations under the revolving credit facility mature December 27, 2013 and bear interest in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. All Debt Facilities term loans bear interest at LIBOR plus 1.9375% or at ABR plus 0.9375% at Federal-Mogul's election.
During fiscal 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable rate term loans under the Debt Facilities. Through use of these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment.
As of March 31, 2012 and December 31, 2011, the borrowing availability under the revolving credit facility was $494 million and $496 million, respectively. Federal-Mogul had $40 million and $38 million of letters of credit outstanding as of March 31, 2012 and December 31, 2011, respectively, pertaining to the term loan credit facility.
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
The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates and (v) dividends and other payments in respect of capital stock. At March 31, 2012 and December 31, 2011, Federal-Mogul was in compliance with all debt covenants under the Debt Facilities.
Credit Facilities - Gaming
New Credit Facilities
In March 2012, Tropicana entered into credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million, issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the New Term Loan Facility requires quarterly principal payments of 0.25% of the original principal amount with any remaining outstanding amounts due on the maturity date, March 16, 2018. The New Term Loan Facility is secured by substantially all of Tropicana's assets and is guaranteed by all of its domestic subsidiaries. The obligations under the New Term Loan Facility bear interest, at Tropicana's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%.  An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of March 31, 2012, the interest rate was 7.5%. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility, as discussed below, which totaled $108 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty, of which $58 million was eliminated in consolidation due to the fact that we had owned a portion of the Exit Facility. In addition, the Revolving Facility was terminated when the Exit Facility was repaid in full. Our Gaming segment recognized a $2 million loss on extinguishment of debt which includes a $1 million prepayment penalty and a $1 million write-off of unamortized debt issuance costs and discounts.
At the election of Tropicana and subject to certain conditions, the amount available under the New Term Loan Facility may be increased by up to $75 million, which increased amount may be comprised of additional term loans and up to $20million of revolving loans. The Letter of Credit Facility provides for the issuance of letters of credit with an aggregate stated amount of up to $15 million, through a termination date of March 16, 2017. The letters of credit issued under the Letter of Credit Facility will be secured by cash collateral in an amount no less than 103% of the face amounts of such letters of credit.
The New Term Loan Facility may be prepaid at the option of Tropicana at any time without penalty (other than customary breakage fees), except that a 1% premium will apply in certain circumstances if prepaid prior to March 16, 2013. The New Term Loan Facility contains mandatory prepayment provisions from proceeds received by Tropicana and its subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). Key covenants binding Tropicana and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, (ii) compliance with a first lien net leverage ratio, measured quarterly on a trailing twelve-month basis

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

(commencing at 3.50:1.00 for the fiscal quarter ending June 30, 2012, and reducing over time to 2.50:1.00 beginning as of the fiscal quarter ending March 31, 2016), and (iii) compliance with a total net leverage ratio, measured quarterly on a training twelve-month basis, of 5.00:1.00.  Tropicana was in compliance with the covenants of the New Term Loan Facility at March 31, 2012.
Prior Credit Facilities
In connection with Tropicana's completion of the Restructuring Transactions (see Note 2, “Operating Units-Gaming”), Tropicana entered into a credit facility (the "Exit Facility") which consisted of a (i) $130 million senior secured term loan credit facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date and (ii) a $20 million senior secured revolving credit facility. Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, held over 50% of the loans under the Term Loan Facility and was obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. The Exit Facility would have matured on March 8, 2013 and was secured by substantially all of Tropicana's assets. On June 30, 2011, the Investment Funds made a dividend-in-kind distribution of their investment in the loans under the Exit Facility to us and as a result we are now the direct lenders under Exit Facility. (See Note 2, "Operating Units-Gaming," for additional discussion regarding this distribution-in-kind.) All amounts outstanding under the Exit Facility accrued interest at a rate per annum of 15% so long as no default or event of default has occurred and, or at a rate per annum of 17% in the event that a default or event of default has occurred. In addition, Tropicana was required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility was guaranteed by substantially all the existing and future subsidiaries of Tropicana. As discussed above, in March 2012, Tropicana paid in full the remaining amounts outstanding under the Exit Facility and terminated its Revolving Facility.
Senior Unsecured Notes - Railcar
In February 2007, ARI issued $275 million senior unsecured fixed rate notes that were subsequently exchanged for registered notes in March 2007 (the “ARI Notes”).
The ARI Notes bear a fixed interest rate of 7.5% and are due in 2014. Interest on the ARI Notes is payable semi-annually in arrears on March 1 and September 1. The indenture governing the ARI Notes (the “ARI Notes Indenture”) contains restrictive covenants that limit ARI's ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. ARI was in compliance with all of its covenants under the ARI Notes Indenture as of March 31, 2012.
As of March 1, 2012, ARI can redeem the ARI Notes in whole or in part at a redemption price equal to 101.875% of the principal amount of the ARI Notes plus accrued and unpaid interest. The redemption price will decline to 100.0% of the principal amount of the ARI Notes plus accrued and unpaid interest beginning on March 1, 2013. The ARI Notes are due in full plus accrued unpaid interest on March 1, 2014.
Senior Secured Notes and Revolving Credit Facility - Food Packaging
In December 2009, Viskase issued $175 million of 9.875% Senior Secured Notes due 2018 (the “Viskase 9.875% Notes”). The Viskase 9.875% Notes bear interest at a rate of 9.875% per annum, payable semi-annually in cash on January 15 and July 15, commencing on July 15, 2010. The Viskase 9.875% Notes have a maturity date of January 15, 2018.
In May 2010, Viskase issued an additional $40 million aggregate principal amount of Viskase 9.875% Notes under the indenture governing the Viskase 9.875% Notes Indenture (the “Viskase 9.875% Notes Indenture”).  The additional notes constitute the same series of securities as the initial Viskase 9.875% Notes. Holders of the initial and additional Viskase 9.875% Notes will vote together on all matters and the initial and additional Viskase 9.875% Notes will be equally and ratably secured by all collateral.
The notes and related guarantees by any of Viskase's future domestic restricted subsidiaries are secured by substantially all of Viskase's and such domestic restricted subsidiaries' current and future tangible and intangible assets. The Viskase 9.875% Notes Indenture permits Viskase to incur other senior secured indebtedness and to grant liens on its assets under certain circumstances.
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

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

remains outstanding immediately following the redemption.
In November 2007, Viskase entered into a $25 million secured revolving credit facility (the “Viskase Revolving Credit Facility”) with Arnos Corporation, an affiliate of Mr. Icahn. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. On April 28, 2011, we entered into an agreement with Viskase, extending the maturity date of the Viskase Revolving Credit Facility from January 31, 2012 to January 31, 2013. On March 14, 2012, the maturity date was extended further to January 31, 2014. Borrowings under the loan and security agreement governing the Viskase Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Viskase Revolving Credit Facility, the interest rate is LIBOR plus a margin of 2.00% currently (which margin will be subject to performance based increases up to 2.50%); provided that the minimum interest rate shall be at least equal to 3.00%. The Viskase Revolving Credit facility also provides for an unused line fee of 0.375% per annum. There were no borrowings under the Viskase Revolving Credit Facility as of each of March 31, 2012 and December 31, 2011.
Indebtedness under the Viskase Revolving Credit Facility is secured by liens on substantially all of Viskase's domestic and Mexican assets, with liens on certain assets that are contractually senior to the Viskase 9.875% Notes and the related guarantees pursuant to an intercreditor agreement and the Viskase 9.875% Notes.
The Viskase Revolving Credit Facility contains various covenants which restrict Viskase's ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Viskase Revolving Credit Facility also requires that Viskase complies with various financial covenants. Viskase is in compliance with these requirements as of March 31, 2012 and December 31, 2011.
In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $8 million of availability. There were no borrowings under the lines of credit at March 31, 2012 and December 31, 2011.
Letters of credit in the amount of $2 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of March 31, 2012 and December 31, 2011.
Mortgages Payable - Real Estate
Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between May 31, 2013 and October 31, 2028.
Other
Secured Revolving Credit Agreement - Home Fashion
On June 15, 2011, WPH executed an amended and restated senior secured revolving credit facility, or WPH Revolving Credit Facility, with Bank of America, NA, or BOA. This one-year senior credit facility is for $50 million with a maximum borrowing availability of $45 million, subject to monthly borrowing base calculations. Borrowings under the agreement bear interest, at the election of WPH, either at base rate (prime plus 1.00%) adjusted by an applicable margin ranging from 2.00% to 2.50% or LIBOR adjusted by a applicable margin ranging from plus 3.0% to 3.5%. WPH pays an unused line fee of 0.50% to 0.625%. Obligations under the agreement are secured by WPH's receivables, inventory and certain machinery and equipment. On January 1, 2012, WPH sent notice to BOA to reduce the face amount and maximum borrowing availability of this credit facility to $15 million effective January 1, 2012.
The agreement contains covenants including, among others, restrictions on the incurrence of indebtedness, investments, redemption payments, distributions, acquisition of stock, securities or assets of any other entity and capital expenditures. However, WPH is not precluded from effecting any of these transactions if excess availability, after giving effect to such transaction, meets a minimum threshold.
As of March 31, 2012, there were no borrowings under the agreement, but there were outstanding letters of credit of $9 million. Based upon the eligibility and reserve calculations within the agreement, WPH had unused borrowing availability of $4 million at March 31, 2012.
This agreement expires on June 15, 2012 and WPH currently does not intend to renew this agreement upon its expiration. WPH has determined that its liquidity needs are sufficiently covered by existing and projected cash resources for the

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

foreseeable future. In the future, WPH may explore other financing options as circumstances warrant.

11.	Compensation Arrangements.
Automotive
Effective March 31, 2012, Jose Maria Alapont retired as President and Chief Executive Officer of Federal-Mogul. Mr. Alapont's retirement had no accounting impact on either the stock options or deferred compensation agreement as discussed below.
On March 23, 2010, Federal-Mogul entered into the Second Amended and Restated Employment Agreement, which extended Mr. Alapont's employment with Federal-Mogul for three years. Also on March 23, 2010, Federal-Mogul amended and restated the Stock Option Agreement by and between Federal-Mogul and Mr. Alapont dated as of February 15, 2008 (the “Restated Stock Option Agreement”). The Restated Stock Option Agreement removed Mr. Alapont's put option to sell stock received from a stock option exercise to Federal-Mogul for cash. The Restated Stock Option Agreement provides for payout of any exercise of Mr. Alapont's stock options in stock or, at the election of Federal-Mogul, in cash. The awards were previously accounted for as liability awards based on the optional cash exercise feature; however, the accounting impact associated with this modification is that the stock options are now considered an equity award as of March 23, 2010. Federal-Mogul revalued the four million stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from accounts payable, accrued expenses and other liabilities to equity due to their equity award status. As these stock options were fully vested as of March 23, 2010, no further expense related to these stock options will be recognized. These options had no intrinsic value as of each of March 31, 2012 and December 31, 2011. These options expire on June 29, 2012. None of these stock options have been exercised or forfeited as of March 31, 2012.
Mr. Alapont's deferred compensation agreement was also amended and restated on March 23, 2010, resulting in a revised fair value of $8 million at March 31, 2012. The amended and restated agreement included no changes that impacted the accounting for this agreement. Since the revised and restated agreement continues to provide for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of March 31, 2012 and through its eventual payout, which will occur promptly following October 1, 2012. The amount of the payout shall be equal to $10 million (500,000 shares of Federal-Mogul's common stock multiplied by the March 23, 2010 stock price of $19.46), offset by 75% of the intrinsic value of any exercise by Mr. Alapont of two million of the options noted above ("options connected to deferred compensation"). During each of the three months ended March 31, 2012 and 2011, Federal-Mogul recognized less than $1 million in expenses associated with Mr. Alapont's deferred compensation agreement. The deferred compensation agreement had intrinsic values of $10 million as of both March 31, 2012 and December 31, 2011.
The deferred compensation fair values were estimated using the Monte Carlo valuation model with the following assumptions:

Exercise price	N/A
Expected volatility	55.00%
Expected dividend yield.	—%
Risk-free rate over the estimated expected life	0.13%
Expected life (in years)	0.3
Expected volatility is based on the average of five-year historical volatility and implied volatility for a group of comparable auto industry companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected life. Expected dividend yield is zero as Federal-Mogul has not paid dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected life is equal to one-half of the time to the end of the term.

12.	Pension, Other Post-employment Benefits and Employee Benefit Plans.
Federal-Mogul, ARI and Viskase each sponsor several defined benefit pension plans (the ''Pension Benefits'') (and, in the case of Viskase, its pension plans include defined contribution plans). Additionally, Federal-Mogul, ARI and Viskase each

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

sponsors health care and life insurance benefits (''Other Post-Employment Benefits'' or "OPEB") for certain employees and retirees around the world. The Pension Benefits are funded based on the funding requirements of federal and international laws and regulations, as applicable, in advance of benefit payments and the Other Benefits as benefits are provided to participating employees. As prescribed by applicable U.S. GAAP, Federal-Mogul, ARI and Viskase each uses, as applicable, appropriate actuarial methods and assumptions in accounting for its defined benefit pension plans, non-pension post-employment benefits, and disability, early retirement and other post-employment benefits. The measurement date for all defined benefit plans is December 31 of each fiscal year.
Components of net periodic benefit cost (credit) for our Automotive, Railcar and Food Packaging segments for the three months ended March 31, 2012 and 2011 are as follows:

	Pension Benefits		Other Post-Employment Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
	(in millions)
Service cost	$7	$7	$—	$—
Interest cost	21	22	4	5
Expected return on plan assets	(16)	(17)	—	—
Amortization of actuarial losses	10	6	—	—
Amortization of prior service credit	—	—	(4)	(4)
Settlement gain	(1)	—	—	—
	$21	$18	$—	$1

13.	Segment Reporting.
As of March 31, 2012, our eight reporting segments are: (1) Investment; (2) Automotive; (3) Gaming; (4) Railcar; (5) Food Packaging; (6) Metals; (7) Real Estate and (8) Home Fashion. In addition to our eight reporting segments, we present the results of Icahn Enterprises Holdings and investment activity and expenses associated therewith. See Note 2, “Operating Units,” for a detailed description of each of our reporting segments.
We assess and measure segment operating results based on net income attributable to Icahn Enterprises Holdings as disclosed below. Certain terms of financings for certain of our segments impose restrictions on the segments' ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.
As described in Note 2, our Investment segment acquired a controlling interest in Tropicana on November 15, 2010 and, therefore, we consolidated the results of Tropicana effective November 15, 2010. As further described in Note 2, through a distribution-in-kind transaction from our Investment segment directly to us, we directly own the investment in Tropicana's common stock effective April 29, 2011. Through an additional distribution-in-kind transaction from our Investment segment directly to us, we directly owned the investment in Tropicana's Exit Facility effective June 30, 2011. Our management evaluates the aggregate performance of the Investment segment with all of its investments stated on a fair value basis, including its investment in Tropicana. Accordingly, although we are required to consolidate the results of Tropicana effective November 15, 2010 and separately report their results as part of our Gaming segment, the column representing our Investment segment's results include the investment in Tropicana on a fair value basis during the three months ended March 31, 2011. For such period, we eliminate the fair value effects of Tropicana in the column labeled “Eliminations.”

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Condensed statements of operations by reporting segment for the three months ended March 31, 2012 and 2011 are presented below:

	Three Months Ended March 31, 2012
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Icahn Enterprises Holdings	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,764	$—	$164	$83	$332	$—	$56	$—	$2,399
Other revenues from operations	—	—	155	17	—	—	20	—	—	192
Net gain from investment activities	50	—	—	—	—	—	—	—	8	58
Interest and dividend income	23	1	—	1	—	—	—	—	—	25
Other (loss) income, net	(2)	9	(2)	—	—	—	1	1	3	10
	71	1,774	153	182	83	332	21	57	11	2,684
Expenses:
Cost of goods sold	—	1,487	—	137	63	331	—	54	—	2,072
Other expenses from operations	—	—	80	14	—	—	12	—	—	106
Selling, general and administrative	3	201	62	6	13	7	3	10	4	309
Restructuring	—	6	—	—	—	—	—	1	—	7
Impairment	—	1	—	—	—	—	—	1	—	2
Interest expense	2	36	2	5	5	—	1	—	66	117
	5	1,731	144	162	81	338	16	66	70	2,613
Income (loss) before income tax (expense) benefit	66	43	9	20	2	(6)	5	(9)	(59)	71
Income tax (expense) benefit	—	(10)	1	(8)	(1)	4	—	—	44	30
Net income (loss)	66	33	10	12	1	(2)	5	(9)	(15)	101
Less: net income attributable to non-controlling interests	(35)	(10)	(2)	(5)	—	—	—	—	—	(52)
Net income (loss) attributable to Icahn Enterprises Holdings	$31	$23	$8	$7	$1	$(2)	$5	$(9)	$(15)	$49

	Three Months Ended March 31, 2011
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Icahn Enterprises Holdings	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,724	$—	$69	$80	$279	$1	$98	$—	$—	$2,251
Other revenues from operations	—	—	157	16	—	—	20	—	—	—	193
Net gain from investment activities	616	—	—	—	—	—	—	—	10	(9)	617
Interest and dividend income	34	1	—	1	—	—	—	—	1	(3)	34
Other (loss) income, net	(29)	9	—	(2)	—	—	—	1	4	—	(17)
	621	1,734	157	84	80	279	21	99	15	(12)	3,078
Expenses:
Cost of goods sold	—	1,445	—	67	61	261	1	90	—	—	1,925
Other expenses from operations	—	—	84	13	—	—	11	—	—	—	108
Selling, general and administrative	13	189	68	7	11	6	4	16	5	—	319
Restructuring	—	1	—	—	—	—	—	2	—	—	3
Impairment	—	—	—	—	—	—	—	—	—	—	—
Interest expense	3	35	2	5	5	—	2	—	56	—	108
	16	1,670	154	92	77	267	18	108	61	—	2,463
Income (loss) before income tax (expense) benefit	605	64	3	(8)	3	12	3	(9)	(46)	(12)	615
Income tax (expense) benefit	—	(14)	2	3	(1)	(4)	—	—	(4)	—	(18)
Net income (loss)	605	50	5	(5)	2	8	3	(9)	(50)	(12)	597
Less: net (income) loss attributable to non-controlling interests	(352)	(13)	(3)	2	(1)	—	—	3	—	8	(356)
Net income (loss) attributable to Icahn Enterprises Holdings	$253	$37	$2	$(3)	$1	$8	$3	$(6)	$(50)	$(4)	$241

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Condensed balance sheets by reporting segment as of March 31, 2012 and December 31, 2011 are presented below:

	March 31, 2012
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Icahn Enterprises Holdings	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$12	$849	$218	$273	$46	$4	$199	$52	$1,814	$3,467
Cash held at consolidated affiliated partnerships and restricted cash	2,220	—	19	—	2	3	2	—	3	2,249
Investments	5,476	244	35	46	—	—	—	14	61	5,876
Accounts receivable, net	—	1,293	17	45	58	135	6	49	—	1,603
Inventories, net	—	1,001	—	105	58	159	—	71	—	1,394
Property, plant and equipment, net	—	1,917	419	230	139	137	676	90	3	3,611
Goodwill and intangible assets, net	—	1,806	76	7	14	26	85	3	—	2,017
Other assets	257	345	61	19	31	49	15	32	51	860
Total assets	$7,965	$7,455	$845	$725	$348	$513	$983	$311	$1,932	$21,077
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$418	$1,905	$146	$119	$71	$97	$25	$36	$97	$2,914
Securities sold, not yet purchased, at fair value	975	—	—	—	—	—	—	—	—	975
Due to brokers	5	—	—	—	—	—	—	—	—	5
Post-employment benefit liability	—	1,266	—	9	55	3	—	—	—	1,333
Debt	—	2,800	172	275	216	4	75	—	3,762	7,304
Total liabilities	1,398	5,971	318	403	342	104	100	36	3,859	12,531

Equity attributable to Icahn Enterprises Holdings	3,164	1,071	352	179	1	409	883	275	(1,927)	4,407
Equity attributable to non-controlling interests	3,403	413	175	143	5	—	—	—	—	4,139
Total equity	6,567	1,484	527	322	6	409	883	275	(1,927)	8,546
Total liabilities and equity	$7,965	$7,455	$845	$725	$348	$513	$983	$311	$1,932	$21,077

	December 31, 2011
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Icahn Enterprises Holdings	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$7	$953	$150	$307	$66	$7	$216	$55	$517	$2,278
Cash held at consolidated affiliated partnerships and restricted cash	4,941	—	16	—	2	2	2	—	16	4,979
Investments	8,448	228	34	45	—	—	—	13	170	8,938
Accounts receivable, net	—	1,169	19	34	53	98	5	46	—	1,424
Inventories, net	—	956	—	96	53	163	—	76	—	1,344
Property, plant and equipment, net	—	1,855	416	194	131	134	679	93	3	3,505
Goodwill and intangible assets, net	—	1,808	77	7	14	30	87	3	—	2,026
Other assets	81	319	58	21	31	42	15	33	53	653
Total assets	$13,477	$7,288	$770	$704	$350	$476	$1,004	$319	$759	$25,147
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$162	$1,875	$145	$110	$75	$85	$23	$36	$332	$2,843
Securities sold, not yet purchased, at fair value	4,476	—	—	—	—	—	—	—	—	4,476
Due to brokers	2,171	—	—	—	—	—	—	—	—	2,171
Post-employment benefit liability	—	1,272	—	9	56	3	—	—	—	1,340
Debt	—	2,798	49	275	216	4	75	—	3,046	6,463
Total liabilities	6,809	5,945	194	394	347	92	98	36	3,378	17,293

Equity attributable to Icahn Enterprises Holdings	3,282	967	402	172	(1)	384	906	283	(2,619)	3,776
Equity attributable to non-controlling interests	3,386	376	174	138	4	—	—	—	—	4,078
Total equity	6,668	1,343	576	310	3	384	906	283	(2,619)	7,854
Total liabilities and equity	$13,477	$7,288	$770	$704	$350	$476	$1,004	$319	$759	$25,147

14.	Income Taxes.
For the three months ended March 31, 2012, we recorded an income tax benefit of $30 million on pre-tax income of $71

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

million compared to an income tax provision of $18 million on pre-tax income of $615 million for the three months ended March 31, 2011. Our effective income tax rate was (42.3)% and 2.9% for the three months ended March 31, 2012 and 2011, respectively.
The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners. In February, 2012, WPH merged into a newly formed single member limited liability company owned by American Entertainment Properties Corp, a wholly owned subsidiary of ours. The merger constituted a tax-free reorganization and resulted in the release of approximately $48 million of WPH's valuation allowance.
Federal-Mogul believes that it is reasonably possible that its unrecognized tax benefits, which primarily relate to audit settlements or statue expirations, may decrease by approximately $328 million within the next 12 months due to audit settlements or statute expirations, of which approximately $43 million, if recognized, could impact the effective tax rate.

15.	Accumulated Other Comprehensive Loss.
Accumulated other comprehensive loss consists of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Post-employment benefits, net of tax	$(406)	$(415)
Hedge instruments, net of tax	(66)	(80)
Translation adjustments and other, net of tax	(276)	(360)
	$(748)	$(855)

16.	Other Income (Loss), Net.
Other income (loss), net consists of the following:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Loss on extinguishment of debt	$(2)	$—
Dividend expense related to securities sold, not yet purchased	(2)	(13)
Gain (loss) on disposition of assets	3	(2)
Appreciation on deferred management fee	—	(13)
Equity earnings from non-consolidated affiliates	11	8
Foreign currency translation loss	(2)	(1)
Other	2	4
	$10	$(17)

17.	Commitments and Contingencies.
Investment
Exit Facility
In connection with Tropicana's completion of the Restructuring Transactions (see Note 2, “Operating Units-Gaming”), Tropicana entered into the Exit Facility, as amended, which consists of a (i) $130 million Term Loan Facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date and (ii) $20 million Revolving Facility. Each of the

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Investment Funds was a lender under the Exit Facility and, in the aggregate, held over 50% of the loans under the Term Loan Facility and was obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. As described in Note 2, on June 30, 2011, the Investment Funds made a distribution-in-kind of their investment in the Exit Facility to us and as a result we became the lenders under the Exit Facility. As further discussed in Note 10, "Debt, in March 2012, Tropicana paid in full the remaining amounts outstanding under the Exit Facility and the Revolving Facility was canceled therewith.
Dynegy Inc.
On November 4, 2011, Resources Capital Management Corp., Roseton OL, LLC, and Danskammer OL, LLC, filed an action in Supreme Court of New York, New York County, against Dynegy Inc. ("Dynegy"), various affiliates of Dynegy, certain members of the Board of Directors of Dynegy, and various other defendants, including Icahn Capital LP ("Icahn Capital"). The plaintiffs are seeking an unspecified amount of damages for alleged breaches of fiduciary obligation, as well as declaratory and other equitable relief regarding certain notes and related contracts. Icahn Capital is named as a defendant and is being sued for allegedly aiding and abetting Dynegy and its directors in the alleged breaches of fiduciary obligation, tortious interference, and unjust enrichment.
None of the defendants, including Icahn Capital, has filed any response to the Complaint, as the action is subject to the automatic stay pursuant to the bankruptcy of Dynegy Holdings, LLC, one of the defendants. The Court issued a formal stay order on February 29, 2012. In addition, the plaintiffs have informed the Court that the proposed Plan of Reorganization in the pending bankruptcy, if confirmed, will result in dismissal of all of the claims of the Complaint, including the claims against Icahn Capital. If the proposed plan of reorganization is not confirmed or does not result in dismissal of the claims, because of the early stage of the litigation, it is not possible to evaluate the outcome. However, Icahn Capital believes it has meritorious defenses to the claims asserted against it.
Automotive
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
Total environmental liabilities, determined on an undiscounted basis, were $16 million at both March 31, 2012 and December 31, 2011, and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At March 31, 2012, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $42 million.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $22 million at both March 31, 2012 and December 31, 2011 for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of these ARO amounts.
Federal-Mogul has conditional asset retirement obligations ("CARO"), primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because it does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, Federal-Mogul is currently unable to determine amounts to accrue for CARO at such sites.
Gaming
Aztar v. Marsh
Aztar filed a broker malpractice and breach of contract action in the Superior Court of New Jersey, Atlantic County, Law Division (the “Court”) on August 12, 2010, against Marsh & McLennan Companies, Marsh, Inc., Marsh USA, Inc. and various fictitious Marsh entities (together, the "Marsh Defendants"). The claim seeks $100 million or more in compensatory damages against the Marsh Defendants, Aztar's risk management and insurance brokers at the time of a 2002 expansion of Tropicana AC by Aztar, including, but not limited to, lost profits, expenses arising from the interruption of operations, attorneys' fees, loss of the use of the insurance proceeds at issue, and litigation expenses resulting from the Marsh Defendants' failure to secure for Aztar business interruption and property damage coverage covering losses sustained by Aztar from the collapse of a parking garage that occurred at Tropicana AC on October 30, 2003.
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. The motion was argued in January 2012. In April 2012, the Court granted the Marsh Defendants' motion for Summary Judgment dismissing Aztar's complaint with prejudice. Aztar subsequently filed a Motion for Reconsideration with the Court, which motion is pending the Court's consideration. Any recovery obtained by Aztar in this action will be recoverable by Tropicana as the current owner of Tropicana AC.
Railcar
Environmental Matters
ARI is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI's actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI's operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse effect on ARI. Certain real property ARI acquired from ACF Industries LLC ("ACF") in 1994 has been involved in investigation and remediation activities to address contamination. Substantially all of the issues identified relate to the use of this property prior to its transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of March 31, 2012, ARI does not believe it will incur material costs in connection with any investigation or remediation activities relating to these properties, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of such remediation. ARI believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Other Matters
One of ARI's joint ventures entered into a credit agreement in December 2007. Effective August 5, 2009, ARI and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50% interest in the loan. The total commitment under the term loan is $60 million with an additional $10 million commitment under the revolving loan. ARI is responsible to fund 50% of the loan commitments. The balance outstanding on these loans, due to ARI, was $38 million of principal and accrued interest as of March 31, 2012. ARI's share of the remaining commitment on these loans was $2 million as of March 31, 2012.
On September 2, 2009, a complaint was filed by George Tedder (the "Plaintiff") against ARI in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that ARI was liable for an injury that resulted during the Plaintiff's break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff, thus ARI recorded a related charge that was included in the consolidated financial results for the three months ended March 31, 2012. ARI intends to appeal this decision.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $30 million at both March 31, 2012 and December 31, 2011. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
Estimates of PSC Metals' liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a PRP at additional sites. The impact of such future events cannot be estimated at the current time.
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  PSC Metals has negotiated a settlement with the Environmental Protection Agency ("EPA") that will resolve PSC Metals and its predecessors' liability associated with the Port Refinery superfund site in the Village of Rye Brook, NY. PSC Metals expects the settlement to become final in the next few months and believes that it has adequately accrued for this settlement. With respect to all other matters in which PSC Metals has been designated as the PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of March 31, 2012 and December 31, 2011. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
PSC Metals recently received three notices of violation from the Missouri Department of Natural Resources ("MDNR") for hazardous waste and water violations related to its Festus, Missouri location. PSC Metals has responded to the notices of violation and is cooperating with MDNR's ongoing investigation of the site. PSC Metals is in the process of negotiating a settlement with the EPA that will resolve the  three notices of violation referenced above.  The contemplated  settlement does not include any costs or penalties that may be incurred resulting from potential contamination at the facility.  The MDNR has recently undertaken sampling for lead at residences near PSC Metals' Festus yard.   MDNR has indicated to PSC Metals that this sampling was initiated in response to citizen complaints regarding its Festus yard.  PSC Metals anticipates that MDNR will receive the results of this sampling in June 2012.  At this time PSC Metals cannot assess the liability, if any, that it may have for remediation of its Festus yard or in the residential areas near that yard.
The EPA, has alleged that PSC Metals' scrap processing facility located in Cleveland, Ohio has violated the requirements of Section 608 of the Clean Air Act, 42 USC Section 761, which requires scrap processors to either recover refrigerants from appliances in accordance with the procedures described in the applicable federal regulations or verify through certifications that

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

refrigerants have previously been evacuated. PSC Metals has entered into a consent decree with the EPA that resolves all claims against it. The consent decree includes injunctive relief that will require it to offer refrigerant extraction services at 11 of its scrap processing facilities for the next four years.  PSC Metals estimates that the cost associated with the required injunctive relief will range from $0.8 million to $1.7 million, exclusive of a civil penalty of $199,000 assessed in connection with the consent decree which PSC Metals paid in fiscal 2011.
Home Fashion
Environmental Matters
WPH is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPH's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPH estimated its environmental accruals to be $1 million at both March 31, 2012 and December 31, 2011.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 93.0% of Icahn Enterprises' outstanding depositary units as of March 31, 2012 and 92.6% as of December 31, 2011. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF, is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of March 31, 2012 and December 31, 2011. If the plans were voluntarily terminated, they would be underfunded by approximately $114 million and $112 million as of March 31, 2012 and December 31, 2011, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
The current underfunded status of the ACF pension plans requires ACF to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.
Starfire Holding Corporation ("Starfire") which is 100% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group. The Starfire indemnity (which does not extend to pension liabilities of our subsidiaries that would be imposed on us as a result of our interest in these subsidiaries and not as a result of Mr. Icahn and his affiliates holding more than an 80% ownership interest in us) provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

18.	Subsequent Events.

CVR Energy Inc.
On April 18, 2012, IEP Energy LLC (“IEP Energy”), an indirect subsidiary of Icahn Enterprises Holdings, and certain affiliates of ours (collectively with IEP Energy, the “IEP Parties”), entered into a Transaction Agreement (the “Transaction Agreement”) with CVR Energy, Inc. (“CVR”). Pursuant to the Transaction Agreement, on April 23, 2012, IEP Energy amended its pending tender offer (the “Offer”) to purchase all of the issued and outstanding shares of CVR's common stock (the “Shares”) for a price of $30 per Share in cash plus one non-transferable contingent cash payment right for each Share (the “CCP”), which represents the contractual right to receive an additional cash payment per Share if a definitive agreement for the sale of CVR is executed within 15 months following the expiration of the Offer and such transaction closes. The Offer, as amended, will expire at 11:59 p.m., New York City time, on May 4, 2012 (the “Expiration Date”).
The Offer is conditioned upon there being validly tendered and not properly withdrawn, as of immediately prior to 11:59 p.m. on the Expiration Date, at least 31,661,040 Shares, which when added to the Shares already owned by IEP Energy and its affiliates, represents a majority of the Shares (the “Minimum Condition”). The Transaction Agreement provides that if the Minimum Condition is not satisfied as of immediately prior to 11:59 p.m. on the Expiration Date, and CVR has complied in all material respects with its obligations under the Transaction Agreement, the IEP Parties must immediately terminate the Offer and discontinue their previously announced intention to replace all nine directors on CVR's board of directors (the “Board”) at CVR's 2012 annual meeting of stockholders (the “CVR 2012 Annual Meeting”) and not present any other proposal for consideration at the CVR 2012 Annual Meeting.
If, following the closing of the Offer, the Minimum Condition is satisfied but IEP Energy holds less than 90% of the outstanding Shares, the Transaction Agreement requires IEP Energy to provide for a ten-business-day subsequent offering period during which stockholders who did not previously tender will have a second opportunity to tender their Shares for the same consideration of $30 per Share plus the CCP (the “Subsequent Offering Period”). If, following the closing of the Offer or the Subsequent Offering Period, IEP Energy holds at least 90% of the outstanding Shares, IEP Energy is required to cause a short-form merger of CVR under Section 253 of the Delaware General Corporation Law (the “Short-Form Merger”). If the Short-Form Merger occurs, all remaining Shares will be canceled and the holders thereof will receive $30 in cash plus the CCP for each Share, except for Shares held by any stockholder that elects to assert statutory appraisal rights under Delaware law.
Pursuant to the Transaction Agreement, immediately and contingent upon the closing of the Offer, all but two of the current members of the CVR Board will resign and be replaced by an equal number of directors designated by IEP Energy. Effective upon the earlier of the completion of the Subsequent Offering Period and the Short-Form Merger, the remaining two directors will resign from the Board and be replaced by two directors designated by IEP Energy.
Promptly following the consummation of the Offer, for a period of 60 days, CVR will solicit proposals or offers from third parties to acquire CVR (the “Marketing Period”). If a proposal to acquire CVR for all-cash consideration equal to or exceeding $35 per Share is made within the Marketing Period (subject to certain adjustments and qualifications set forth in the Transaction Agreement), the IEP Parties have agreed to support the proposal, including by voting for or consenting to the proposal if it is submitted to the stockholders of CVR for their vote or consent. Any holder of CCPs will be entitled to any value realized in excess of $30 per Share, net of any investment banking fees, subject to the terms of the CCPs.
The obligation of IEP Energy to accept for payment and pay for Shares tendered in the Offer is subject to certain conditions, including, among other things: the absence of a CVR Material Adverse Effect (as defined in the terms of the Offer); the absence of an injunction relating to the Offer; IEP Energy becoming aware of material misstatements or omissions in CVR's SEC reports; CVR not making any non-ordinary course material enhancements to executive compensation; CVR not making any non-ordinary course acquisitions or dispositions of assets (including completing the previously announced sale of a portion of CVR's stake in CVR Partners, LP); CVR not entering into any agreement for a merger, consolidation, business combination or reorganization transaction; and the taking of any actions by CVR intended to cause the failure of a condition to the Offer, except for the Minimum Condition.
There can be no assurance that the acquisition of CVR will be consummated on the terms contemplated or at all. In addition, there can be no assurance that if the acquisition of CVR is consummated that we will receive transaction proposals during the Marketing Period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises Holdings L.P.

We have reviewed the accompanying consolidated balance sheet of Icahn Enterprises Holdings L.P and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of March 31, 2012, and the related consolidated statements of operations, comprehensive income and cash flows for the three-month period ended March 31, 2012 and 2011 and the consolidated statement of changes in equity for the three-month period ended March 31, 2012. These consolidated interim financial statements are the responsibility of the Partnership's management.

We were furnished with the report of other accountants on their reviews of the consolidated interim financial statements of Federal-Mogul Corporation, a subsidiary, whose total assets as of March 31, 2012 were $7,195 million, and whose revenues for the three-month periods ended March 31, 2012 and 2011constituted $1,774 million and $1,734 million, respectively, of the related consolidated totals.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Partnership as of December 31, 2011, and the related consolidated statements of operations, changes in equity, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2012 included in the Partnership's Form S-4/A filed on March 14, 2012, we expressed an unqualified opinion on those consolidated financial statements. Our report made reference to the report of other auditors as it relates to amounts included for Federal-Mogul Corporation. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Grant Thornton LLP

New York, New York
May 4, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have reviewed the consolidated balance sheet of Federal-Mogul Corporation as of March 31, 2012, and the related consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011 (not presented herein). These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal-Mogul Corporation as of December 31, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 28, 2012, we expressed an unqualified opinion on those consolidated financial statements.

/s/Ernst & Young LLP

Detroit, Michigan
April 24, 2012

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, along with our consolidated financial statements for the year ended December 31, 2011 included in a Registration Statement on Form S-4 (333-179109-1), as amended, filed with the Securities and Exchange Commission, or SEC, on March 14, 2012.
Overview
Introduction
Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings, is a limited partnership formed in Delaware on February 17, 1987. Our sole limited partner is Icahn Enterprises L.P., or Icahn Enterprises, a Delaware master limited partnership which owns a 99% limited partner interest in us. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises. References to "we," "our" or "us" herein include Icahn Enterprises Holdings and its subsidiaries, unless the context otherwise requires. References to "Icahn Enterprises Holdings" refer to Icahn Enterprises Holdings only, on an unconsolidated basis.
We are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment, Automotive, Gaming, Railcar, Food Packaging, Metals, Real Estate and Home Fashion. In addition to our operating businesses, we discuss Icahn Enterprises Holdings, which includes the unconsolidated results of Icahn Enterprises Holdings and investment activity and expenses associated therewith.
Debt Offerings
On January 17, 2012 and February 6, 2012, Icahn Enterprises issued an aggregate $700 million principal amount of the 8% Senior Unsecured Notes due 2018 (such notes are collectively referred to as the “2012 Additional Notes”). In connection with the issuance of the 2012 Additional Notes, we filed a registration statement on Form S-4 with the SEC on January 20, 2012, which was declared effective on March 20, 2012. The 2012 Additional Notes constitute the same series of securities as the 8% Senior Unsecured Notes due 2018 for purposes of the indenture governing the notes and will vote together on all matters with such series. The 2012 Additional Notes have substantially identical terms as the 8% Senior Unsecured Notes due 2018.
See Note 10, "Debt," to the consolidated financial statements for additional information regarding these debt offerings.

Results of Operations

Consolidated Financial Results
The following tables summarize total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises Holdings for each of our reporting segments and Icahn Enterprises Holdings for the three months ended March 31, 2012, and 2011. Eliminations relate to the unrealized gains recorded by our Investment segment for its investment in Tropicana from the date of its acquisition of a controlling interest in Tropicana through the date that its investment in Tropicana was transferred to us. Refer to Note 2, “Operating Units - Gaming,” to the consolidated financial statements for further discussion.

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises Holdings
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
	(in millions)
Investment	$71	$621	$66	$605	$31	$253
Automotive	1,774	1,734	33	50	23	37
Gaming	153	157	10	5	8	2
Railcar	182	84	12	(5)	7	(3)
Food Packaging	83	80	1	2	1	1
Metals	332	279	(2)	8	(2)	8
Real Estate	21	21	5	3	5	3
Home Fashion	57	99	(9)	(9)	(9)	(6)
Icahn Enterprises Holdings	11	15	(15)	(50)	(15)	(50)
Eliminations	—	(12)	—	(12)	—	(4)
	$2,684	$3,078	$101	$597	$49	$241
Overview
Our operating businesses are managed on a decentralized basis. Due to the structure of our business, we discuss the results of operations below by individual reportable segments. Please refer to Note 13, "Segment Reporting," to the consolidated financial statements for a reconciliation of each of our reporting segment's results of operations to our consolidated results.
Please refer to Note 2, “Operating Units,” to the consolidated financial statements for a description of each of our reporting segments.

Investment
Icahn Onshore LP, or the Onshore GP, and Icahn Offshore LP (or the Offshore GP and, together with the Onshore GP, the General Partners) act as general partner of Icahn Partners LP, or the Onshore Fund, and the Offshore Master Funds (as defined herein), respectively. The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds (as defined below) are not offered to outside investors. Interests in the Investment Funds had been previously offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and were not (and still are not) publicly available. The “Offshore Master Funds” consist of (i) Icahn Partners Master Fund LP (or Master Fund I), (ii) Icahn Partners Master Fund II LP (or Master Fund II) and (iii) Icahn Partners Master Fund III LP (or Master Fund III). The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.”
Incentive Allocations and Special Profits Interest Allocations
Historically, our Investment segment's revenues were affected by the combination of fee-paying assets under management, or AUM, and the investment performance of the Investment Funds. The General Partners' incentive allocations and special profits interest allocations earned from the Investment Funds were accrued on a quarterly basis and were allocated to the

General Partners at the end of the Investment Funds' fiscal year (or sooner on redemptions) assuming there were sufficient net profits to cover such amounts. As more fully disclosed in a letter to investors in the Investment Funds filed with the SEC on Form 8-K on March 7, 2011, the Investment Funds returned all fee-paying capital to their investors during fiscal 2011. Payments were funded through cash on hand and borrowings under existing credit lines. As a result, no further incentive allocations or special profits interest allocations will accrue for periods subsequent to March 31, 2011.
The General Partners waived the special profits interest allocations and incentive allocations for our interests in the Investment Funds and Mr. Icahn's direct and indirect holdings.
We consolidate certain entities within our Investment segment. As a result, in accordance with U.S. GAAP, any special profits interest allocations, incentive allocations and earnings on investments in the Investment Funds are eliminated in consolidation. These eliminations have no impact on our net income; however, our allocated share of the net income from the Investment Funds includes the amount of these allocations and earnings.
As a result of the return of fee-paying capital as described above, a special profits interest allocation of $9 million was allocated to the General Partners at March 31, 2011. No further special profits interest allocation accrued in periods subsequent to March 31, 2011.
As a result of the return of fee-paying capital as described above, an incentive allocation of $7 million was allocated to the General Partners at March 31, 2011. No further incentive allocation will accrue in periods subsequent to March 31, 2011.
Our Interests in the Investment Funds
As of March 31, 2012, we had investments with a fair market value of approximately $3.2 billion in the Investment Funds.
Our share of the Investment Funds' net profit (loss) through our interests in the Investment Funds, excluding incentive allocations and special profits interest allocations earned, was $31 million and $248 million for the three months ended March 31, 2012 and 2011, respectively.
Results of operations for our Investment segment, prior to eliminations relating to its investment in Tropicana, for the three months ended March 31, 2012 and 2011 are presented below:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net gain from investment activities	$50	$616
Interest and dividend income	23	34
	73	650

Selling, general and administrative	3	13
Net income before other loss, net, interest expense and income taxes	$70	$637
Gross Return
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These gross returns represent a weighted-average composite of the average gross returns, net of expenses for the Investment Funds.

	Gross Return
	Three Months Ended March 31,
	2012	2011
Investment Funds	1.0%	9.6%
During first quarter of fiscal 2012, gains were primarily due to our long exposure to the equity markets that were primarily driven by certain core holdings which were offset in part by our short positions.
During the first quarter of fiscal 2011, gains were primarily due to the Investment Funds' long exposure to the equity markets which were driven by certain core holdings.  These gains were offset in part by the Investment Funds' defensive shorts.
Since inception in November 2004, the Investment Funds' gross return is 159%, representing an annualized rate of return of 14% through March 31, 2012.

Net Gain From Investment Activities
Net realized and unrealized gains on the investment activities of the Investment Funds were $50 million for the three months ended March 31, 2012 as compared to $616 million for the three months ended March 31, 2011. The decrease relates to a lower rate of return in the Investment Funds during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.
Interest and Dividend Income
Interest and dividend income was $23 million for the three months ended March 31, 2012 as compared to $34 million for the three months ended March 31, 2011. The decrease was primarily due to a decrease in interest income resulting from a reduction in fixed-income investments in our Investment segment during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.
Selling, General and Administrative
Selling, General and Administrative, or SG&A, for the three months ended March 31, 2012 decreased by $10 million (77%) as compared to the three months ended March 31, 2011. The decrease was primarily due to a decrease in compensation expense as a result of certain fund performance during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Automotive

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net sales	$1,764	$1,724
Cost of goods sold	1,487	1,445
Gross margin	277	279

Selling, general and administrative	201	189
Restructuring	6	1
Impairment	1	—
	208	190
Net income before other income, net, interest expense and income taxes	$69	$89
Federal-Mogul's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul's filings with the SEC are available on the SEC's website at www.sec.gov.
During the first quarter of fiscal 2012, Federal-Mogul derived 68% of its net sales from the original equipment manufacturer and servicers, or OE, market and 32% from the aftermarket. Federal-Mogul is a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and energy, industrial and transport markets, including customers in both the original equipment manufacturers and servicers, or OE, market and the replacement market, or aftermarket. Federal-Mogul's customers include the world's largest automotive OEs and major distributors and retailers in the independent aftermarket. Geographically, Federal-Mogul derived 38% of its sales in the United States and 62% internationally during the first quarter of fiscal 2012 . Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
Federal-Mogul operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. Customers continue to require periodic cost reductions that require Federal-Mogul to continually assess, redefine and improve its operations, products, and manufacturing capabilities to maintain and improve profitability. Management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy for sustainable global profitable growth.

Net sales for the three months ended March 31, 2012 increased by $40 million (2%) as compared to the three months ended March 31, 2011. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $45 million.
In general, light and commercial vehicle OE production increased in most regions and, when combined with market share gains in all major regions across all three manufacturing business units, resulted in increased OE sales of $88 million for the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. Aftermarket sales decreased by $5 million due to sales decreases in Europe and North America, partially offset by sales increases in other regions for the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. Net favorable customer pricing increased sales by $2 million for the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011.
Cost of goods sold for the three months ended March 31, 2012 increased by $42 million (3%) as compared to the three months ended March 31, 2011. Manufacturing, labor and variable overhead costs increased by $108 million as a direct consequence of sales volume and mix. Federal-Mogul also recognized a $3 million increase in depreciation. These increases were partially offset by the impact of the relative strength of the U.S. dollar decreasing cost of products sold by $38 million, decreased materials and services sourcing costs of $21 million and favorable productivity, net of labor and benefits inflation, of $10 million.
Gross margin for the three months ended March 31, 2012 decreased by $2 million (1%) as compared to the three months ended March 31, 2011. As a percent of net sales, gross margin was 15.7% and 16.2% for the three months ended March 31, 2012 and 2011, respectively. This decrease was due to net sales volume and mix of $25 million, currency movements of $7 million and increased depreciation of $3 million, offset by materials and services sourcing savings of $21 million, favorable productivity, net of benefits and labor inflation, of $10 million and customer price increases of $2 million.
SG&A for the three months ended March 31, 2012 increased by $12 million (6%) as compared to the three months ended March 31, 2011. This increase was due to $6 million in expense associated with a payment to be made to Federal-Mogul's retired CEO, increased costs of $4 million, net of labor and benefits inflation and increased pension expense of $2 million and other increases of $2 million. These increases were partially offset by favorable services sourcing of $1 million and currency movements of $1 million.
Federal-Mogul maintains technical centers throughout the world designed to integrate its leading technologies into advanced products and processes, to provide engineering support for all of its manufacturing sites and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development costs, or R&D, including product and validation costs, of $45 million and $44 million for the three months ended March 31, 2012 and 2011, respectively. As a percentage of OE sales, R&D was 3.7% and 3.9% for the three months ended March 31, 2012 and 2011, respectively.
Restructuring expenses for the three months ended March 31, 2012 and 2011 were $6 million and $1 million, respectively. The restructuring expenses for the three months ended March 31, 2012 were primarily related to employee costs related to certain headcount reduction actions associated with the aftermarket.
Our Automotive segment recorded $1 million of impairment charge for the three months ended March 31, 2012. There were no impairment charges for the three months ended March 31, 2011. The $1 million of impairment charge for the three months ended March 31, 2012 relates to the identification of machinery and equipment that were no longer in use by Federal-Mogul.

Gaming

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Other Revenues From Operations	Other Expenses From Operations	Other Revenues From Operations	Other Expenses From Operations
	(in millions)
Casino	$128	$59	$129	$65
Room	23	8	26	7
Food and Beverage	21	10	22	9
Other	5	3	6	3
	177	$80	183	$84
Less promotional allowances	(22)		(26)
Net revenues	$155		$157

Tropicana's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. Tropicana's filings with the SEC are available on the SEC's website at www.sec.gov.
Uncertain economic conditions continue to adversely impact the gaming industry and Tropicana. We cannot predict whether, or how long, current market conditions will continue to persist. As published in a third party report, the Atlantic City market experienced year-over-year declines in casino revenue of 6% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Net revenues from Tropicana AC comprise approximately 39% and 40% of our Gaming segment's net revenues for the three months ended March 31, 2012 and 2011, respectively.
Casino revenues are one of Tropicana's main performance indicators and account for a significant portion of its net revenues. The decrease in casino revenues was due to a decline in consolidated table game hold percentage offset in part by an increase in consolidated gaming volumes over the respective period.  Tropicana's consolidated table hold percentage was 10.8% for the three months ended March 31, 2012, a 6.5 percentage point decrease as compared to March 31, 2011 primarily due to volatility in the hold percentage associated with high end table games play at Tropicana AC.  Consolidated gaming volumes for the three months ended March 31, 2012 as compared to March 31, 2011 increased 3.3% due to higher slot volumes in Atlantic City and Baton Rouge, higher slot and table volumes in Casino Aztar and the opening of a temporary casino in Aruba in December 2011.
Revenues from rooms for the three months ended March 31, 2012 decreased by $3 million (12%) compared to the three months ended March 31,2011. The average daily room rate and occupancy across all of Tropicana's gaming properties were $66 and 61%, respectively, for the three months ended March 31, 2012 compared to $68 and 68%, respectively, for the three months ended March 31, 2011.
Other expenses from operations for the three months ended March 31, 2012 decreased by $4 million (5%) as compared to the three months ended March 31, 2011 primarily due to certain cost-cutting measures, particularly in respect of payroll and related benefits.
SG&A decreased by $6 million (9%) to $62 million for the three months ended March 31, 2012 from $68 million for the three months ended March 31, 2011. This decrease is primarily due to decreased payroll and related benefits as well as decreased professional fees. Additionally, depreciation and amortization expense decreased due to certain assets becoming fully depreciated during fiscal 2011.

Railcar

	Three Months Ended March 31,
	2012	2011
	(in millions)
Manufacturing Operations:
Net sales	$164	$69
Cost of goods sold	137	67
Gross margin	27	2

Leasing and Services Operations:
Other revenues from operations	17	16
Other expenses from operations	14	13
Gross margin	3	3

Selling, general and administrative	6	7
Net income (loss) before interest expense and income taxes	$24	$(2)
ARI's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. ARI's filings with the SEC are available on the SEC's website at www.sec.gov.
The North American railcar market has been, and we expect it to continue to be highly cyclical. We have seen consistent improvements in the railcar manufacturing market over approximately the past two years. We cannot assure you that the railcar market will continue to improve or that ARI's railcar orders and shipments will continue to increase.

Total manufacturing revenues for the three months ended March 31, 2012 increased by $95 million (138%) as compared to the three months ended March 31, 2011. (Manufacturing revenues are included in net sales in our consolidated statements of operations.) The primary reason for the increase in revenues from manufacturing operations was an increase in railcar shipments attributable to strong customer demand and improved pricing. Railcar shipments, including railcars for lease, for the three months ended March 31, 2012 were 2,200 railcars as compared to 670 railcars for the three months ended March 31, 2011.
As of March 31, 2012, ARI had a backlog of approximately 6,190 railcars, down from a total backlog of approximately 6,530 railcars as of December 31, 2011. ARI's backlog as of March 31, 2012 included approximately 2,020 railcars that it will lease. For the three months ended March 31, 2012, ARI had orders of approximately 1,860 railcars. In response to the increased customer demand experienced during fiscal 2011, ARI has increased production rates at its railcar manufacturing facilities.
Combined leasing and services operations revenues increased by $1 million (6%) for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase was attributable to increased leasing revenues.
A portion of ARI's manufacturing, leasing and services revenue is derived from companies affiliated with Mr. Icahn. Such revenues from companies affiliated with Mr. Icahn accounted for approximately 3% and 8% of total manufacturing, leasing and services revenues for the three months ended March 31, 2012 and 2011, respectively. See Note 3, "Related Party Transactions-Railcar," to the consolidated financial statements for further discussion.
Gross margin from manufacturing operations for the three months ended March 31, 2012 was $27 million as compared to $2 million for the three months ended March 31, 2011. Gross margin for manufacturing operations as a percentage of manufacturing operations revenues was 16% for the three months ended March 31, 2012 as compared to 3% for the three months ended March 31, 2011. The improvement was primarily due to an increase in railcar shipments, improved pricing and operating efficiencies as a result of higher production volumes.
Gross margin from leasing and services operations for the three months ended March 31, 2012 was $3 million as compared to gross margin of $3 million for the three months ended March 31, 2011. Gross margin for leasing and services operations as a percentage of leasing and services operations revenues was 18% for the three months ended March 31, 2012 as compared to 19% for the three months ended March 31, 2011.
SG&A for the three months ended March 31, 2012 decreased by $1 million as compared to the three months ended March 31, 2011 primarily due to a decrease in stock-based compensation due to fluctuations in ARI's stock price, partially offset by an increase in incentive compensation.

Food Packaging

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net sales	$83	$80
Cost of goods sold	63	61
Gross margin	20	19

Selling, general and administrative	13	11
Net income before interest expense and income taxes	$7	$8
Viskase currently operates seven manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia and derives approximately 71% of total net sales from customers located outside the United States. Viskase is building a shirring plant in the Philippines to serve the Asian market. The plant is expected to open in the second quarter of fiscal 2012 and will be scaled up over several years in accordance with our growth expectations for the Asian market.
Our Food Packaging segment is affected by changes in foreign exchange rates. In addition to those markets in which Viskase prices its products in U.S. dollars, it prices its products in certain of its foreign operations in euros and Brazilian reals. As a result, a decline in the value of the U.S. dollar relative to local currencies of profitable foreign subsidiaries can have a favorable effect on Viskase's profitability. Conversely, an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on Viskase's profitability.
Net sales for the three months ended March 31, 2012 increased by $3 million (4%) compared to the three months ended

March 31, 2011. The increase was due to an increase in sales volume of $2 million and price and product mix of $2 million, offset by foreign currency translation of $1 million.
Cost of goods sold for the three months ended March 31, 2012 increased by $2 million (3%) compared to the three months ended March 31, 2011. The increase was primarily due to growth in unit volume, higher raw material and energy costs, partially offset by exchange rates and improved manufacturing efficiencies.  Gross margin increased by $1 million (5%) primarily due to higher sales volume and price and product mix. Gross margin as a percent of net sales was 24% for each of the three months ended March 31, 2012 and 2011.
SG&A for the three months ended March 31, 2012 increased by $2 million (18%) as compared to the three months ended March 31, 2011 and was primarily due to an increase in employee costs.

Metals

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net sales	$332	$279
Cost of goods sold	331	261
Gross margin	1	18

Selling, general and administrative	7	6
Net (loss) income before interest expense and income taxes	$(6)	$12
Summarized ferrous tons and non-ferrous pounds sold for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	(in 000s)
Ferrous tons sold	455	407
Non-ferrous pounds sold	60,923	39,217
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn.
Net sales for the three months ended March 31, 2012 increased by $53 million (19%) as compared to the three months ended March 31, 2011. The increase was primarily driven by volume and revenues from acquisitions made during fiscal 2011, improved steel mill operating rates and an increase in ferrous brokerage transactions.
Overall ferrous shipments increased by 48,000 gross tons (12%) and average pricing was $5 per gross ton (1%) higher during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Non-ferrous shipment volumes increased 21,706,000 pounds (55%), though average selling price decreased $0.18 per pound (14%) due to lower market pricing and a shift to a higher proportion of lower priced aluminum shipments made during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.
Cost of goods sold for the three months ended March 31, 2012 increased by $70 million (27%) as compared to the three months ended March 31, 2011. The increase was primarily due to higher volumes and material purchase prices as compared to the corresponding prior year period. Contributing to the higher cost of sales were costs of yards opened and acquired during fiscal 2011 subsequent to March 31, 2011, as well as increased processing costs due to higher volumes at existing facilities. Gross margin, as a percentage of net sales, was less than 1% for the three months ended March 31, 2012 compared to 6% for the three months ended March 31, 2011. The compressed margins during the three months ended March 31, 2012 were primarily due to weak selling prices on certain grades of scrap and material supply constraints that drove scrap acquisition prices higher in relation to selling prices.
SG&A for the three months ended March 31, 2012 increased by $1 million (17%) as compared to the three months ended March 31, 2011. The increase was primarily due to higher manpower costs associated with acquisitions made during fiscal 2011 and a non-recurring credit to doubtful accounts recorded for the three months ended March 31, 2011.

Real Estate

	Three Months Ended March 31,
	2012	2011
	(in millions)
Real Estate revenues	$20	$21
Real Estate expenses	12	12
	8	9

Selling, general and administrative	3	4
Net income before other income, net, interest expense and income taxes	$5	$5
Real Estate revenues and expenses include results from resort operations, sales of residential units, and rental income and expenses, including income from financing leases. Sales of residential units are included in net sales in our consolidated financial statements. Results from resort and rental operations, including financing lease income, is included in other revenues from operations in our consolidated financial statements.
Revenues from our real estate operations for the three months ended March 31, 2012 and 2011 are substantially derived from our resort and rental operations. Revenues from sales of residential units in our real estate development operations represent approximately 0% and 5% of total Real Estate revenues for the three months ended March 31, 2012 and 2011, respectively.
SG&A for the three months ended March 31, 2012 decreased by $1 million (25%) as compared to the three months ended March 31, 2011. The decrease was primarily due to lower operating expenses associated with certain property located in Las Vegas, Nevada.

Home Fashion

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net sales	$56	$98
Cost of goods sold	54	90
Gross margin	2	8

Selling, general and administrative	10	16
Restructuring	1	2
Impairment	1	—
	12	18
Net loss before interest expense and income taxes	$(10)	$(10)
The business of WestPoint Home LLC (referred to as WPH) is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Many of the larger retailers are customers of WPH.  WPH will continue to realign its manufacturing operations and streamline its merchandising, sales and customer service divisions to improve its cost structure and better serve its customers. Given the uncertainty and volatility in the macroeconomic conditions, we cannot predict when, or if, WPH's financial performance will improve.
Net sales for the three months ended March 31, 2012 decreased by $42 million (43%) as compared to the three months ended March 31, 2011. Cost of goods sold for the three months ended March 31, 2012 decreased by $36 million (40%) as compared to the three months ended March 31, 2011. Gross margin for the three months ended March 31, 2012 decreased by $6 million (75%) as compared to the three months ended March 31, 2011. Gross margin as a percentage of net sales was 4% for the three months ended March 31, 2012 as compared to 8% for the three months ended March 31, 2011. The decrease in net sales during the three months ended March 31, 2012 as compared to March 31, 2011 is primarily due to our strategy of streamlining our business and the effect of exiting certain unprofitable programs and customers. The decrease in cost of goods sold is primarily due to lower sales volume and lower commodity costs for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.
SG&A for the three months ended March 31, 2012 decreased by $6 million (38%) as compared to the three months ended March 31, 2011, primarily due to lower selling expenses, administrative and fulfillment costs, related to cost-cutting initiatives and decreased sales volume. WPH will continue to explore ways to lower its SG&A expenditures by ongoing review and investigation of the potential for further consolidation of its locations, reduction of headcount, and where appropriate by applying, as necessary, more stringent oversight of expense areas where potential savings have been identified.
Restructuring and impairment for each of the three months ended March 31, 2012 and 2011 was $2 million. In recording the impairment charges related to its plants, WPH compared estimated net realizable values of property, plant and equipment to their current carrying values. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and continuing costs of closed plants and transition expenses.
WPH anticipates incurring approximately $1 million of additional restructuring costs for the remainder of fiscal 2012, particularly with respect to the carrying costs of closed facilities until such time as these locations are sold. Restructuring costs could be affected by, among other things, WPH's decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts. If WPH's restructuring efforts are unsuccessful or its existing strategic manufacturing plans are amended, it may be required to record additional impairment charges related to the carrying value of long-lived assets.

Other Consolidated Results of Operations
Interest Expense
Interest expense for the three months ended March 31, 2012 increased by $9 million (8%) as compared to the three months ended March 31, 2011. The increase over the comparable period was primarily due to higher interest expense incurred on certain debt issued on January 17, 2012 and February 6, 2012.
Income Tax Expense
For the three months ended March 31, 2012, we recorded an income tax benefit of $30 million on pre-tax income of $71 million compared to an income tax provision of $18 million on pre-tax income of $615 million for the three months ended March 31, 2011. Our effective income tax rate was (42.3)% and 2.9%, respectively.
The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners. In February, 2012, WPH merged into a newly formed single member limited liability company owned by American Entertainment Properties Corp, a wholly owned subsidiary of ours. The merger constituted a tax-free reorganization and resulted in the release of approximately $48 million of WPH's valuation allowance.
Federal-Mogul believes that it is reasonably possible that its unrecognized tax benefits, which primarily relate to audit settlements or statue expirations, may decrease by approximately $328 million within the next 12 months due to audit settlements or statute expirations, of which approximately $43 million, if recognized, could impact the effective tax rate.

Liquidity and Capital Resources

Icahn Enterprises Holdings
As of March 31, 2012, Icahn Enterprises Holdings had investments in the Investment Funds with a total fair market value of approximately $3.2 billion as of March 31, 2012. In addition, we had $150 million invested in our Real Estate segment which remains on its balance sheet. As of March 31, 2012, we had cash and cash equivalents of approximately $1.8 billion and total debt of approximately $3.8 billion.
As further discussed in Note 19, "Subsequent Events-CVR Energy, Inc," on April 18, 2012, IEP Energy LLC, or IEP Energy, an indirect subsidiary of Icahn Enterprises Holdings, and certain affiliates of ours (collectively with IEP Energy, the “IEP Parties”), entered into a Transaction Agreement (the “Transaction Agreement”) with CVR Energy, Inc., or CVR. Pursuant to the Transaction Agreement, on April 23, 2012, IEP Energy amended its pending tender offer (the “Offer”) to purchase all of the issued and outstanding shares of CVR's common stock (the “Shares”) for a price of $30 per Share in cash plus one non-transferable contingent cash payment right for each Share (the “CCP”), which represents the contractual right to receive an additional cash payment per Share if a definitive agreement for the sale of CVR is executed within 15 months following the expiration of the Offer and such transaction closes. The Offer, as amended, will expire at 11:59 p.m., New York City time, on May 4, 2012.

As of March 31, 2012, we and our affiliates own approximately 14.5% of the total issued and outstanding common stock of CVR. The total consideration for the potential purchase of all of the remaining issued and outstanding shares of CVR's common stock at $30 per share pursuant to the Transaction Agreement equals approximately $2.25 billion. We expect the purchase price will be funded through a combination of existing cash balances and a partial redemption of our interest in the Investment Funds. Following the consummation of the transaction, we expect to retain ample liquidity to satisfy known and reasonable foreseeable capital requirements.
There can be no assurance that the acquisition of CVR will be consummated on the terms contemplated or at all. In addition, there can be no assurance that if the acquisition of CVR is consummated that we will receive transaction proposals during the marketing period.
As of March 31, 2012 based on covenants in the indenture governing our senior notes, we could incur approximately $1.4 billion in additional indebtedness. See Note 10, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
As discussed elsewhere in this Report, in connection with a certain rights offering consummated during the first quarter of fiscal 2012, Icahn Enterprises distributed an aggregate 13,590,238 additional depositary units to unitholders that subscribed to the basic subscription rights and the over-subscription rights and received proceeds of $500 million. In addition, as discussed elsewhere in this Report, Icahn Enterprises issued an aggregate $700 million principal amount of the 2012 Additional Notes during the first quarter of fiscal 2012.
We are a holding company. Our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units likely will depend on the cash flow resulting from divestitures, equity and debt financings, interest income, returns on our interests in the Investment Funds and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include receipt of dividends from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt or distributions on our depositary units could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements.
Borrowings
 Debt consists of the following:

	March 31, 2012	December 31, 2011
	(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises(1)	$2,159	$1,444
7.75% senior unsecured notes due 2016 - Icahn Enterprises(1)	1,047	1,046
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises(1)	556	556
Debt facilities - Automotive	2,737	2,737
Debt facilities - Gaming	—	49
Credit facilities - Gaming	172	—
Senior unsecured notes - Railcar	275	275
Senior secured notes and revolving credit facility - Food Packaging	214	214
Mortgages payable - Real Estate	74	75
Other	70	67
Total debt	$7,304	$6,463
(1) Proceeds from the issuance of each of Icahn Enterprises' notes were transferred to Icahn Enterprises Holdings under identical terms and conditions.

See Note 10, “Debt,” to the consolidated financial statements contained elsewhere in this Report for additional information concerning terms, restrictions and covenants of our debt. As of March 31, 2012, we are in compliance with all debt covenants.

Contractual Commitments and Contingencies
The following table reflects, as of March 31, 2012, our contractual cash obligations, subject to certain conditions, due over the indicated periods, including the full year for fiscal 2012, and when they come due:

	2012		2013	2014	2015	2016	Thereafter	Total
	(in millions)
Debt obligations, including capital leases	$96		$557	$2,149	$936	$1,055	$2,557	$7,350
Interest payments	431	—	414	358	312	211	346	2,072
Pension and other post-employment benefit plans	161		161	170	159	135	307	1,093
Operating lease obligations	56		50	40	30	26	103	305
Other	45		—	—	—	—	—	45
Total	$789		$1,182	$2,717	$1,437	$1,427	$3,313	$10,865

Off-Balance Sheet Arrangements
We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, refer to Note 6, “Financial Instruments,” to the consolidated financial statements contained elsewhere in this Report.
Consolidated Cash Flows
The following table summarizes cash flow information for the three months ended March 31, 2012 and cash and cash equivalents as of March 31, 2012 for each of our operating segments and Icahn Enterprises Holdings:

	Three Months Ended March 31, 2012			March 31, 2012
	Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Cash and Cash Equivalents
	(in millions)
Investment	$155	$—	$—	$12
Automotive	18	(130)	(10)	849
Gaming	17	(12)	121	218
Railcar	8	(42)	—	273
Food Packaging	(9)	(11)	—	46
Metals	(28)	(5)	—	4
Real Estate	12	—	(1)	199
Home Fashion	(3)	—	—	52
Icahn Enterprises Holdings	(85)	(40)	1,216	1,814
	$85	$(240)	$1,326	$3,467

Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2012 was primarily attributable to our Investment segment which had a change in cash held at consolidated affiliated partnerships and restricted cash of $2.7 billion primarily related to the covering of securities sold, not yet purchased, offset by net cash provided from investing transactions of approximately $2.5 billion. Our Automotive segment had net cash provided by operating activities of $18 million which included $111 million of net income before non-cash charges for depreciation, amortization and impairment and $25 million of insurance proceeds relating to the flooding of its Thailand facilities, offset in part by equity earnings of $10 million and changes in operating assets and liabilities of $105 million.
Icahn Enterprises Holdings had net cash used in operating activities of $85 million primarily due to payment of interest expense of $104 million during the three months ended March 31, 2012, offset in part by a decrease in restricted cash of $13 million due to the closing of certain derivative positions during the three months ended March 31, 2012. In addition, our Metals segment had net cash used in operating activities of $28 million primarily due to changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2012 was primarily due to capital expenditures of $197 million, of which $130 million and $41 million was related to our Automotive and Railcar segments, respectively. During the three months ended March 31, 2012, Icahn Enterprises Holdings purchased investments of $210 million, offset in part by proceeds from sales of investments of $170 million.
Financing Activities
Net cash provided financing activities for the three months ended March 31, 2012 was primarily due to Icahn Enterprises Holdings related to the aggregate proceeds from the issuance of debt of $716 million and a rights offering of $510 million. In addition, our Gaming segment had net cash provided by financing activities of $121 million primarily due to the issuance of its New Term Loan Facility offset in part by the repayment of its Exit Facility. Additionally, we paid $10 million in distributions to holders of our depositary units during the first quarter of fiscal 2012.

Discussion of Segment Liquidity and Capital Resources
Investment
The investment strategy utilized by the Investment segment is generally not heavily reliant on leverage. As of March 31, 2012, the ratio of the notional exposure of the Investment Funds' invested capital to net asset value of the Investment Funds was approximately 0.87 to 1.00 on the long side and 0.75 to 1.00 on the short side. The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument. The Investment Funds historically have had access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.
As more fully disclosed in a letter to investors in the Investment Funds filed with the SEC on Form 8-K by Icahn Enterprises on March 7, 2011, the Investment Funds returned all fee-paying capital to their investors during fiscal 2011. Payments were funded through cash on hand and borrowings under existing credit lines.
Automotive
As of March 31, 2012 and December 31, 2011, the borrowing availability under Federal-Mogul's revolving credit facility was $494 million and $496 million, respectively. Federal-Mogul had $40 million and $38 million of letters of credit outstanding as of March 31, 2012 and December 31, 2011, respectively, pertaining to the term loan credit facility.
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. Federal-Mogul's direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $244 million and $228 million at March 31, 2012 and December 31, 2011, respectively. Distributed dividends to Federal-Mogul from non-consolidated affiliates were immaterial for each of the three months ended March 31, 2012 and 2011.
Federal-Mogul's joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities. In general, Federal-Mogul does not extend guarantees, loans or other instruments of a variable nature that may result in incremental risk to Federal-Mogul's liquidity position. Furthermore, Federal-Mogul does not rely on dividend payments or other cash flows from its non-consolidated affiliates to fund its operations and, accordingly, does not believe that they have a material effect on Federal-Mogul's liquidity.
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul's partner holds an option to put its shares to a subsidiary of Federal-Mogul at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement.

However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of March 31, 2012, the total amount of the contingent guarantee, were all triggering events to occur, approximated $61 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees' interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $234 million and $203 million as of March 31, 2012 and December 31, 2011, respectively. Of those gross amounts, $233 million and $202 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable; however, as of March 31, 2012 and December 31, 2011, Federal-Mogul had drawn all such funds. Proceeds from the transfers of accounts receivable qualifying as sales were approximately $414 million and $413 million for the three months ended March 31, 2012 and 2011, respectively.
For each of the three months ended March 31, 2012 and 2011, expenses associated with transfers of receivables of $2 million were recorded in the consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $25 million and $23 million as of March 31, 2012 and December 31, 2011, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of March 31, 2012 and December 31, 2011, Federal-Mogul estimated the loss to be immaterial.
In October 2011, a flood occurred at one of Federal-Mogul's manufacturing facilities in Ayutthaya, Thailand. This facility was partially submerged in the flood waters for a period of approximately six weeks, resulting in extensive damage to the facility and the loss of substantially all of its related equipment and inventory. Operations at the facility are currently suspended.
In addition to other coverage, Federal-Mogul believes its insurance policies provide for replacement of damaged property, sales value of destroyed inventory, reimbursement for losses due to interruption of business operations and reimbursement of expenditures incurred to restore operations. In February and April 2012, Federal-Mogul received $25 million and $5 million, respectively, in cash advances from its insurance carrier related to the flooding. Federal-Mogul has insurance recoverables of $3 million and $21 million recorded as of March 31, 2012 and December 31, 2011, respectively.
Gaming
Tropicana's cash flows are and will continue to be affected by a variety of factors, many of which are outside of its control, including regulatory restrictions, competition and other general business conditions. In March 2012, Tropicana repaid the Exit Facility with a portion of the proceeds from the New Term Loan Facility as discussed below. We believe that Tropicana will have sufficient liquidity through a combination of available cash, credit facilities and cash flow from its properties to fund its cash requirements and capital expenditures for its normal operating activities.
Part of Tropicana's overall strategy includes consideration of expansion opportunities in new gaming jurisdictions, underserved markets and acquisition and other strategic opportunities that may arise periodically. Tropicana may require additional funds in order to execute on such strategic growth, and may incur additional debt or issue additional equity to finance any such transactions. We cannot assure you that Tropicana will be able to incur such debt or issue any such additional equity on acceptable terms or at all.
In March 2012, Tropicana entered into credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million, issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the New Term Loan Facility requires quarterly principal payments of 0.25%

of the original principal amount with any remaining outstanding amounts due on the maturity date, March 16, 2018. The New Term Loan Facility is secured by substantially all of Tropicana's assets and is guaranteed by all of its domestic subsidiaries. The obligations under the New Term Loan Facility bear interest, at Tropicana's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%.  An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of March 31, 2012, the interest rate was 7.5%. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility, as discussed below, which totaled $108 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty, of which $58 million was eliminated in consolidation due to the fact that we had owned a portion of the Exit Facility. In addition, the Revolving Facility was terminated when the Exit Facility was repaid in full. Our Gaming segment recognized a $2 million loss on extinguishment of debt which includes a $1 million prepayment penalty and a $1 million write-off of unamortized debt issuance costs and discounts.
Material cash requirements for Tropicana for the remainder of fiscal 2012 are expected to include (i) principal and interest payments related to its New Term Facility of $12 million, (ii) maintenance capital expenditures expected to be between $20 million and $30 million, (iii) growth capital expenditures and (v) the potential construction and development costs related to Tropicana Aruba's permanent casino which is currently in the planning and design stages.
Home Fashion
On June 15, 2011, WPH executed an amended and restated senior secured revolving credit facility, or WPH Revolving Credit Facility, with Bank of America, NA, or BOA. This one-year senior credit facility is for $50 million with a maximum borrowing availability of $45 million, subject to monthly borrowing base calculations. On January 1, 2012, WPH sent notice to BOA to reduce the face amount and maximum borrowing availability of this credit facility to $15 million effective January 1, 2012. See Note 10, “Debt-Other,” to the consolidated financial statements contained elsewhere in this Report for further discussion regarding this senior credit facility.
At March 31, 2012, WPH had $52 million of unrestricted cash and cash equivalents. There were no borrowings under the WPH Revolving Credit Facility agreement at March 31, 2012, but there were outstanding letters of credit of $9 million. Based upon the eligibility and reserve calculations within this agreement, WPH had unused borrowing availability of $4 million at March 31, 2012.
Through a combination of its existing cash on hand and available credit facilities, WPH believes it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital and capital spending for the foreseeable future.
The WPH Revolving Credit Facility expires on June 15, 2012. WPH currently does not intend to renew this agreement upon its expiration. WPH has determined that its liquidity needs are sufficiently covered by existing and projected cash resources for the foreseeable future. In the future, WPH may explore other financing options as circumstances warrant.

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

Consolidation
Our consolidated financial statements include the accounts of (i) Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises Holdings , in addition to those entities in which we have a controlling interest as a general partner interest or in which we may be the primary beneficiary of a variable interest entity, or VIE. In evaluating whether we have a controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; (2) for VIEs of which we may be considered the primary beneficiary of such entities (see Note 4, “Investments and Related Matters-Investment,” for further discussion regarding the accounting and reporting of our VIEs); and (3) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.
Except for our Investment segment, for those investments in which we own 50% or less but greater than 20%, we account for such investments using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method.
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
As a result of returning fee-paying capital to its investors on March 31, 2011 as discussed elsewhere in this Report, each of the Investment Funds no longer meets the criteria of an investment company as set forth in FASB ASC Paragraph 946-10-15-2, Financial Services-Investment Companies; therefore, the application of FASB ASC Section 946-810-45, Financial Services-Investment Companies , is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements as the Investment Funds would account for its investments as trading securities pursuant to FASB ASC Topic 320, Investments-Debt and Equity Securities, effective March 31, 2011. For those investments that fall outside the scope of FASB ASC Topic 320 or would otherwise have required the Investment Funds to account for under the equity method, the Investment Funds apply the fair value option to such investments. See Note 4, "Investments and Related Matters-Investment," to our consolidated financial statements for further discussion regarding this reconsideration event and its consolidation impact.
Revenue Recognition
Investment
Effective April 1, 2011, the results of our Investment segment are primarily driven by the performance of the Investment Funds and our interests therein; the General Partners will no longer receive special profits interest allocations or incentive allocations. Prior to March 31, 2011, income from our Investment segment was principally derived from three sources: (1) special profits interest allocations; (2) incentive allocations; and (3) gains and losses from our interests in the Investment Funds.
Prior to March 31, 2011, incentive allocations generally ranged from 15% to 25% of the net profits (both realized and unrealized) generated by the Investment Funds and were generally subject to a “high watermark” (whereby the General Partners did not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods were recovered). In general, these allocations had been calculated and distributed to the General Partners annually other than incentive allocations earned as a result of investor redemption events during interim periods. For the period January 1, 2008 through March 31, 2011, the Investment Fund Limited Partnership Agreements provided that the applicable General Partner was eligible to receive a special profits interest allocation at the end of each calendar year from each applicable fee-paying capital account maintained at the Investment Fund. Special profits interest allocations ranged from 1.5% to 2.5% per annum and were allocated to the General Partners to the extent the Investment Funds had sufficient profits to cover such amounts.
The General Partners waived the special profits interest allocations and incentive allocations for our interest in the Investment Funds and Mr. Icahn's direct and indirect holdings and, in their sole discretion, waived such fees with respect to any investor that is an affiliate, employee or relative of Mr. Icahn or his affiliates, or for any other investor. All of the special profits interest allocations and incentive allocations, if any, from certain consolidated entities are eliminated in consolidation; however, our share of the net income from the Investment Funds includes the amount of these eliminated allocations.
Railcar
Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Revenues from railcar leasing are recognized on a straight-line basis per terms of the lease. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with ARI's contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from ARI's plants. ARI does not currently bundle railcar service contracts with new railcar sales. Revenue for fleet management services is recognized as performed.
Revenues related to consulting type contracts are accounted for under the proportional performance method. Profits expected to be realized on these contracts are based on the total contract revenues and costs based on the estimate of the percentage of project completion. Revenues recognized in excess of amounts billed are recorded to unbilled revenues and included in other assets on the consolidated balance sheets. Billings in excess of revenues recognized on in-progress contracts are recorded to unbilled costs and included in accrued expenses and other liabilities on the consolidated balance sheets. These estimates are reviewed and revised periodically throughout the term of the contracts and any adjustments are recorded on a cumulative basis in the period the revisions are made.
Valuation of Investments
The fair value of our investments, including securities sold, not yet purchased, is based on observable market prices when available. Securities owned by the Investment Funds that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. Securities and other instruments for which market quotes are not readily available are valued at fair value as determined in good faith by the applicable general partner. For some investments little market activity may exist; management's determination of fair value is then based on the best information available in the circumstances and may incorporate management's own assumptions and involves a significant degree of management's judgment.
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
Indefinite-lived intangible assets, such as goodwill and trademarks, held by our various segments are reviewed for impairment annually, or more frequently if impairment indicators exist. Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of our reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. The reporting unit fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized.
As of December 31, 2011, our goodwill balance of $1,127 million principally pertains to our Automotive segment.   All of our Automotive reporting units with goodwill passed "Step 1" of the October 1, 2011 goodwill impairment analysis.  PTE, PTSB and VSP, representing our Automotive reporting units, had fair values in excess of carrying values of 82%, 100% and 6%, respectively.  As of December 31, 2011, our VSP reporting unit has goodwill of $713 million. Our VSP reporting unit sells its products in both the OE market and aftermarket. Demand for aftermarket products is driven by many factors, including the number of vehicles in operation, the average age of the vehicle fleet, the durability of OE parts, and vehicle usage. Although the number of vehicles on the road and different models available continue to increase, the aftermarket has experienced softness due to increases in average useful lives of automotive parts resulting from continued technological advancements and resulting improvements in durability. More recently, some aftermarket product categories have been impacted by the growth of the midgrade segment due to consumer and trade channel trends. If these trends continue in the future, we may experience further declines in sales related to our VSP reporting unit, potentially resulting in goodwill impairment.
For impairment analysis related to other indefinite-lived intangible assets such as trademarks, the impairment analysis compares the fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over fair value. Fair values are based on discounted cash flows with applicable rates of return applicable for these intangible assets. Estimating fair value for both long-lived and indefinite-lived assets requires management to make assumptions regarding future sales volumes and pricing, capital expenditures, useful lives and salvage values of related property, plant and equipment, management's ability to develop and implement productivity improvements, discount rates, effective tax rates, market multiples and other items. Any differences in actual results from estimates could materially impact our future results of operations and financial condition.
As of December 31, 2011, our indefinite-lived intangible assets were $338 million, of which $277 million pertains to our Automotive segment. Based on our annual trademarks and brand names impairment analysis, our Automotive segment recognized a $37 million impairment charge for fiscal 2011. All of our Automotive segment's trademarks and brand names are associated with our Automotive segment's aftermarket sales and are further broken down by product line. Based upon the results of the annual trademarks and brand names impairment analysis, the net trademarks and brand names carrying value of $277 million as of December 31, 2011 equals it fair value. The primary, and most sensitive, input utilized in determining the fair values of trademarks and brand names is aftermarket sales by product line. As discussed above, if trends in the aftermarket sales continue in the future, we may experience declines in sales, potentially resulting in further impairment to our Automotive segment's trademarks and brand names.
We perform the annual goodwill impairment test as of March 1 of each year for our Railcar segment. For purposes of goodwill impairment testing, our Railcar operating segment constitutes our reporting unit ("Railcar reporting unit"). We assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our Railcar reporting unit is greater than its carrying amount. If, however, we had determined that it was more likely than not that the fair value of our Railcar reporting unit was less than its carrying amount, then we would perform the first step of the two-step goodwill impairment test. In evaluating whether it is more likely than not that the fair value of our Railcar reporting unit is greater than its carrying amount, we considered various qualitative and quantitative factors, including macroeconomic conditions, railcar industry trends and the fact that our Railcar reporting unit has historical positive operating cash flows that we anticipate will continue. After assessing these factors, we determined that it is more likely than not the fair value of our Railcar reporting unit is greater than its carrying amount, and therefore no further testing was necessary.
Commitments and Contingencies - Litigation
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
It is impossible to predict precisely what effect these laws and regulations will have on our operations in the future. Compliance with environmental laws and regulations may result in, among other things, capital expenditures, costs and liabilities. Management believes, based on past experience and its best assessment of future events, that these environmental liabilities and costs will be assessed and paid over an extended period of time. Management believes that recorded environmental liabilities will be adequate to cover estimated liability for exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially affected.
Pension Plans and Other Post-employment Benefit Plans
Federal-Mogul sponsors defined benefit pension plans (“Pension Benefits”) and post-employment health care and life insurance benefits (“Other Post-employment Benefits” or “OPEB”) for certain employees and retirees around the world. Using appropriate actuarial methods and assumptions, Federal-Mogul's defined benefit pension plans and post-employment benefits other than pensions are accounted for in accordance with FASB ASC Topic 715, Compensation - Retirement Benefits (“FASB ASC 715”).
Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting Federal-Mogul's accounting for employee benefits as of December 31, 2011 are as follows:
Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. While the development of the long-term rate of return on assets gives appropriate consideration to recent fund performance and historical returns, the assumption is designed to approximate a long-term prospective rate. The expected long-term rate of return used to calculate net periodic pension cost is 8.50% for U.S. plans and a weighted average of 5.34% for non-U.S. plans.
Discount rate: The discount rate reflects the effective yield on high quality fixed income securities available in the marketplace as of the measurement date to settle pension and post-employment benefit obligations. In determining its pension and other benefit obligations, Federal-Mogul used a discount rate of 4.50% for its U.S. pension plans, a weighted average discount rate of 4.69% for non-U.S. pension plans and a discount rate of 4.45% for its post-employment benefit obligations
Health care cost trend: For post-employment health care plan accounting, Federal-Mogul reviews external data and its specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year's post-employment health care benefits is 7.63% declining to an ultimate trend rate of 5.0% in 2018. The assumed drug cost trend rate used to measure next year's post-employment health care benefits is 8.94% declining to an ultimate trend rate of 5.00% in 2018.

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on Federal-Mogul's funding requirements.

	Pension Benefits						Other Post-Employment Benefits
	United States Plans			Non-U.S. Plans
	Change in 2012 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2012 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2012 Pension Expense	Change in PBO
	(in millions)
25 bp decrease in discount rate	$2	$28	$(28)	$—	$10	$(10)	$1	$8
25 bp increase in discount rate	(2)	(28)	28	—	(9)	9	(1)	(8)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(in millions)
100 bp increase in health care trend rate	$1	$20
100 bp decrease in health care trend rate	(1)	(17)

Asset Retirement Obligations
Federal-Mogul records asset retirement obligations, or ARO, in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations . Federal-Mogul's primary ARO activities relate to the removal of hazardous building materials at its facilities. Federal-Mogul records an ARO when amounts can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $22 million at both March 31, 2012 and December 31, 2011, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of ARO.
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
Federal-Mogul has conditional asset retirement obligations, or CARO, primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because Federal-Mogul does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, Federal-Mogul is currently unable to determine amounts to accrue for CARO at such sites. If new information were to become available whereby Federal-Mogul could make reasonable probability assessments for these CARO, the amount accrued for ARO could change significantly, which could materially impact our Automotive segment's statement of operations and/or financial position. Settlements of ARO in the near-future at amounts other than Federal-Mogul's best estimates as of March 31, 2012 also could materially impact our Automotive segment's future results of operations and financial condition.
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
Federal-Mogul and Viskase did not record taxes on its undistributed earnings of $677 million and $24 million, respectively, at December 31, 2011, since these earnings are considered to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul and Viskase may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. In February, 2012, WPH merged into a newly formed single member limited liability company owned by American Entertainment Properties Corp, a wholly owned subsidiary of ours. The merger constituted a tax-free reorganization and resulted in the release of approximately $48 million of WPH's valuation allowance.
Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries' ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.
Adoption of New Accounting Standards
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-04, which amends Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures. This ASU clarifies among other things, the intent about the application of existing fair value requirements, including those related to highest and best use concepts, and also expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. This ASU clarifies that a reporting entity should disclose quantitative information about significant unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. Additionally, this ASU expands the disclosures for fair value measurements categorized within Level 3 where a reporting entity is required to include a description of the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  Additional disclosure is also required for any transfers between Level 1 and Level 2 of the fair value hierarchy of fair value measurements on a gross basis as well as additional disclosure of the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value. For many of the requirements, the FASB does not intend for this ASU to result in a change in the application of the requirements in FASB ASC Topic 820.  This update is effective during interim and annual periods beginning after December 15, 2011.
In June 2011, the FASB issued ASU No. 2011-05, which amends FASB ASC Topic 220, Comprehensive Income. This ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update is effective during interim and annual periods beginning after December 15, 2011.
In September 2011, the FASB issued ASU No. 2011-08, which amends FASB ASC Topic 350, Intangibles-Goodwill and

Other. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This update is effective during interim and annual periods beginning after December 15, 2011.
In December 2011, the FASB issued ASU No. 2011-12, which defers certain provisions contained in ASU No. 2011-05, as discussed above, requiring the requirement to present components of reclassifications of other comprehensive income on the face of the income statement or in the notes to the financial statements. However, this deferral does not impact the other requirements contained in the new standard on comprehensive income as described above. This update is effective during interim and annual periods beginning after December 15, 2011.

Forward-Looking Statements
Statements included in “Management's Discussion and Analysis of Financial Condition and Results of Operations” which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, or by Public Law 104-67.
Forward-looking statements regarding management's present plans or expectations involve risks and uncertainties and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see "Risk Factors" in Part II, Item 1A in this Quarterly Report on Form 10-Q.

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
Investment
Our predominant exposure to market risk is related to our Investment segment and the sensitivities to movements in the fair value of the Investment Funds' investments.
The fair value of the financial assets and liabilities of the Investment Funds primarily fluctuates in response to changes in the value of securities. The net effect of these fair value changes impacts the net gains from investment activities in our consolidated statements of operations. However, the majority of these fair value changes are absorbed by the non-controlling interest holders in the Investment Funds. The Investment Funds' risk is regularly evaluated and is managed on a position basis as well as on a portfolio basis. Senior members of our investment team meet on a regular basis to assess and review certain risks, including concentration risk, correlation risk and credit risk for significant positions. Certain risk metrics and other analytical tools are used in the normal course of business by the General Partners.
Market Risk
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of March 31, 2012, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by $548 million, $97 million and $613 million, respectively. However, as of March 31, 2012, we estimate that the impact to our share of the net gain from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 48.1% in these Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 51.9% of the change in fair value.
Exchange Rate Risk
The Investment Funds are not materially exposed to foreign exchange risk since foreign investments are economically hedged by foreign currency forward contracts.

Credit Risk
We and certain of our consolidated Investment Funds are subject to certain inherent risks through our investments.
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
Automotive
Refer to Note 6, “Financial Instruments-Automotive,” to the consolidated financial statements for discussion regarding our Automotive segment's interest rate risk, commodity price risk and foreign currency risk.
The translated values of revenue and expense from our Automotive segment's international operations are subject to fluctuations due to changes in currency exchange rates. During three months ended March 31, 2012, our Automotive segment derived 38% of its sales in the United States and 62% internationally. Of these international sales, 57% are denominated in the euro, with no other single currency representing more than 7%. To minimize foreign currency risk, our Automotive segment generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, our Automotive segment manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Our Automotive segment estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar during the three months ended March 31, 2012 would have decreased net income attributable to Icahn Enterprises for our Automotive segment by approximately $5 million.
Icahn Enterprises Holdings
The fair values of our long-term debt and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Historically, Icahn Enterprises Holdings does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. Icahn Enterprises Holdings has predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At March 31, 2012, the impact of a 100 basis point increase and decrease in interest rates on fixed rate debt would have no impact on our consolidated financial statements.
Gaming
Tropicana's primary exposure to market risk is interest rate risk associated with its New Term Loan Facility that bears interest based on floating rates. Based on Tropicana's borrowings as of March 31, 2012, assuming a 1% increase over the 7.5% floor specified in its New Term Loan Facility, Tropicana's annual interest cost would change by approximately $2 million.

Item 4. Controls and Procedures.
As of March 31, 2012, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises Holdings' and our subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Investment
Lions Gate
On October 28, 2010, Lions Gate filed a lawsuit in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn, Icahn Enterprises L.P., Icahn Enterprises Holdings L.P., Icahn Enterprises G.P, certain of our Investment segment entities (collectively, the Icahn Group) and others alleging violations of the Exchange Act and state tort law in connection with certain disclosures made during tender offers by the Icahn Group to acquire Lions Gate stock relating to the Icahn Group's acquisition of the debt of Metro-Goldwyn-Meyer, Inc., and alleging that the Icahn Group violated the tender offer Best Price Rule (promulgated under the rules and regulations of the SEC) by providing additional consideration to Mark Cuban in exchange for the tender of his Lions Gate shares that was not provided to other tendering shareholders.  The complaint sought injunctive relief compelling the Icahn Group to make corrective disclosures and to offer the same consideration it offered to Mark Cuban to Lions Gate's other shareholders, and money damages.  Lions Gate amended its complaint on December 3, 2010 to add certain supplemental factual allegations.  The Icahn Group moved to dismiss the amended complaint on December 17, 2010.  On March 23, 2011, the court granted the Icahn Group's motion in part and denied it in part, dismissing all of Lions Gate's claims except its Best Price Rule claim.  On September 15, 2011, all pending litigation with Lions Gate was dismissed with prejudice.
Dynegy Inc.
On November 4, 2011, Resources Capital Management Corp., Roseton OL, LLC, and Danskammer OL, LLC, filed an action in Supreme Court of New York, New York County, against Dynegy Inc. ("Dynegy"), various affiliates of Dynegy, certain members of the Board of Directors of Dynegy, and various other defendants, including Icahn Capital LP ("Icahn Capital"). The plaintiffs are seeking an unspecified amount of damages for alleged breaches of fiduciary obligation, as well as declaratory and other equitable relief regarding certain notes and related contracts. Icahn Capital is named as a defendant and is being sued for allegedly aiding and abetting Dynegy and its directors in the alleged breaches of fiduciary obligation, tortious interference, and unjust enrichment. None of the defendants, including Icahn Capital, has filed any response to the Complaint, as the action is subject to the automatic stay pursuant to the bankruptcy of Dynegy Holdings, LLC, one of the defendants. The Court issued a formal stay order on February 29, 2012. In addition, the plaintiffs have informed the Court that the proposed Plan of Reorganization in the pending bankruptcy, if confirmed, will result in dismissal of all of the claims of the Complaint, including the claims against Icahn Capital. If the proposed plan of reorganization is not confirmed or does not result in dismissal of the claims, because of the early stage of the litigation, it is not possible to evaluate the outcome. However, Icahn Capital believes it has meritorious defenses to the claims asserted against it.
Automotive
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
Many of the sites that are likely to be the costliest to remediate are often current or former commercial waste disposal facilities to which numerous companies sent wastes. Despite the potential joint and several liability which might be imposed on Federal-Mogul under CERCLA and some of the other laws pertaining to these sites, Federal-Mogul's share of the total waste sent to these sites has generally been small. Therefore, Federal-Mogul believes its exposure for liability at these sites is limited.
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
Total environmental liabilities, determined on an undiscounted basis, were $16 million at both March 31, 2012 and December 31, 2011, and are included in accrued expenses and other liabilities in our consolidated balance sheets. Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At March 31, 2012, Federal- Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $42 million.

Other Matters
Federal-Mogul is involved in other legal actions and claims, directly and through its subsidiaries, that arise in the normal course of business. Federal-Mogul does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on its financial position, operating results or cash flows.
Gaming
Trademark Litigation
Certain parties, or the Plaintiffs, affiliated with the new owners of Tropicana Hotel & Casino, or Tropicana LV, filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, against Aztar Corporation and Tropicana LLC originally seeking only a declaratory judgment that Tropicana LV had the right to operate a hotel and casino under the name “Tropicana” without any interference by or payment to Aztar Corporation or Tropicana LLC (together, the “Defendants”). The Plaintiffs' complaint sought no damages or injunctive relief. On August 10, 2009, Defendants removed the action to the District of Nevada and filed an answer and counterclaim asserting Plaintiffs' use of “Tropicana” infringes upon Defendants' rights in three federally registered trademarks. The Plaintiffs filed a motion to remand the action to Nevada state court, which was granted on January 21, 2010.
During the course of proceedings, the Plaintiffs and Defendants each filed a motion for summary judgment claiming ownership of the “Tropicana” trademark. Both motions were denied, although the Nevada state court preliminarily found that the Plaintiffs might have an unexercised reversionary ownership interest in the "Tropicana" trademark as a result of an agreement that is 30 years old. Nonetheless, because any exercise of this purported reversionary interest by Tropicana LV could have potentially deprived Tropicana, as successor to Tropicana LLC, of its asserted ownership of the Tropicana trademark, the Defendants filed a motion in the Chapter 11 Cases for an order rejecting the 1980 trade name agreement. In addition, Tropicana, together with its subsidiary, New Tropicana Holdings, Inc., or New Tropicana, and certain affiliates of Icahn Capital LP, as secured lenders to Tropicana, filed a complaint in the Chapter 11 Cases against the Plaintiffs, seeking a declaration that, consistent with prior, uncontested orders of the Bankruptcy Court, New Tropicana is the owner of the “Tropicana” trademark, the Exit Facility lenders have a perfected security interest in that property, and the Nevada state court action, to the extent it sought to assert ownership over the trademark or question the validity of the security interest, violated the automatic stay. The complaint also demanded an injunction against any further efforts by the Plaintiffs to re-litigate the ownership issue, and sought other remedies on behalf of the Exit Facility lenders.
On August 9, 2011 all parties to the Nevada State Court action and the Bankruptcy Court action entered into a global Settlement Agreement (the “Settlement Agreement”) concluding both actions and governing the respective rights of the parties to the “Tropicana” trademark. Pursuant to the Settlement Agreement, which became effective on September 28, 2011, the plaintiffs, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive rights to use the names, trademarks and/or service marks (the “Marks”) TROPICANA LAS VEGAS (or TROP LAS VEGAS) and TROPICANA LV (or TROP LV) (the “TLV Marks,” as defined in the Settlement Agreement) in conjunction with its services (“Services,” as defined in the Settlement Agreement) in the City of Las Vegas, Nevada and within a 50-mile radius of the front entrance of the Tropicana Las Vegas Hotel and Casino located at 3801 Las Vegas Boulevard South, Las Vegas, Nevada, or the TLV Territory, along with certain rights to use the TLV Marks on the internet without geographical limitation and to register the TLV Marks as domain names. Defendants, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive worldwide rights (excluding the TLV Territory) to use the TROPICANA and TROP Marks coupled with either a pre-existing identifier of its Services (such as "TROPICANA ENTERTAINMENT" or "TROP ADVANTAGE") or an accurate geographic identifier of the location of a Tropicana Entertainment property (other than LAS VEGAS or the name of any city within the TLV Territory) (the “TE Marks”) along with certain rights to use the TE Marks on the Internet without geographic limitation and to register the TE Marks as domain names.

Aztar v. Marsh
Aztar filed a broker malpractice and breach of contract action in the Superior Court of New Jersey, Atlantic County, Law Division (the “Court”) on August 12, 2010, against Marsh & McLennan Companies, Marsh, Inc., Marsh USA, Inc. and various fictitious Marsh entities (together, the "Marsh Defendants"). The claim seeks $100 million or more in compensatory damages against the Marsh Defendants, Aztar's risk management and insurance brokers at the time of a 2002 expansion of Tropicana AC by Aztar, including, but not limited to, lost profits, expenses arising from the interruption of operations, attorneys' fees, loss of the use of the insurance proceeds at issue, and litigation expenses resulting from the Marsh Defendants' failure to secure for Aztar business interruption and property damage coverage covering losses sustained by Aztar from the collapse of a parking garage that occurred at Tropicana AC on October 30, 2003.
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. In April 2012, the Superior Court of New Jersey, Law Division, Atlantic County (the "Court") granted the motion for Summary Judgment filed by the Marsh Defendants dismissing Aztar's complaint with prejudice. Subsequently, Aztar filed a Motion for Reconsideration with the Court, which motion is pending the Court's consideration. Any recovery obtained by Aztar in this action will be recoverable by our Gaming operations as the current owner of Tropicana AC.
Railcar
On December 16, 2010, a complaint was filed by Steve Garvin, Deloris Garvin, and Garvin Enterprise, Inc. against ARI’s subsidiaries Southwest Steel I, LLC, Southwest Steel II, LLC and Southwest Steel III, LLC, d/b/a Southwest Steel Casting Co., in the District Court of Harris County, Texas, 295th Judicial District. On July 25, 2011, the complaint was amended to include ARI as a party to the litigation. The plaintiffs alleged that ARI improperly used their former employees to source components from Chinese suppliers in violation of contractual arrangements among the parties and in a manner that compromised the plaintiffs’ relationships with the Chinese suppliers. The case was settled and a related charge was included in our financial results as of December 31, 2011.
On September 2, 2009, a complaint was filed by George Tedder (the Plaintiff) against ARI in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that ARI was liable for an injury that resulted during the Plaintiff's break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff; thus ARI recorded a related charge that was included in the consolidated financial results for the three months ended March 31, 2012. ARI intends to appeal this decision.
Metals
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $30 million at both March 31, 2012 and December 31, 2011. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business. Estimates of PSC Metals' liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a PRP at additional sites. The impact of such future events cannot be estimated at the current time.
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. PSC Metals has negotiated a settlement with the Environmental Protection Agency ("EPA") that will resolve PSC Metals and its predecessors' liability associated with the Port Refinery superfund site in the Village of Rye Brook, NY. PSC Metals expects the settlement to become final in the next few months and believes that it has adequately accrued for this settlement. With respect to all other matters in which PSC Metals has been designated as the PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of March 31, 2012 and December 31, 2011. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
PSC Metals recently received three notices of violation from the Missouri Department of Natural Resources ("MDNR" for hazardous waste and water violations related to its Festus, Missouri location. PSC Metals has responded to the notices of violation and is cooperating with MDNR's ongoing investigation of the site. PSC Metals is in the process of negotiating a settlement with the EPA that will resolve the three notices of violation referenced above. The contemplated settlement does not include any costs or penalties that may be incurred resulting from potential contamination at the facility. The MDNR has recently undertaken sampling for lead at residences near PSC Metals' Festus yard. MDNR has indicated to PSC Metals that this sampling was initiated in response to citizen complaints regarding its Festus yard. PSC Metals anticipates that MDNR will receive the results of this sampling sometime in June 2012. At this time PSC Metals cannot assess the liability, if any, that it may have for remediation of its Festus yard or in the residential areas near that yard.
The EPA, has alleged that PSC Metals' scrap processing facility located in Cleveland, Ohio has violated the requirements of Section 608 of the Clean Air Act, 42 USC Section 761, which requires scrap processors to either recover refrigerants from appliances in accordance with the procedures described in the applicable federal regulations or verify through certifications that refrigerants have previously been evacuated. PSC Metals has entered into a consent decree with the EPA that resolves all claims against it. The consent decree includes injunctive relief that will require it to offer refrigerant extraction services at 11 of its scrap processing facilities for the next four years. PSC Metals estimates that the cost associated with the required injunctive relief will range from $0.8 million to $1.7 million, exclusive of a civil penalty of $199,000 assessed in connection with the consent decree which PSC Metals paid in fiscal 2011.
Home Fashion
We were defendants in two lawsuits, one in the federal courts in New York and one in the Delaware state courts, challenging, among other matters, the status of our ownership interests in the common and preferred stock of WPH. We (through Aretex LLC) had acquired ownership of a majority of the WPH common stock through a July 2005 Sale Order entered by the United States Bankruptcy Court for the Southern District of New York. Under that Sale Order, WPH acquired substantially all of the assets of WestPoint Stevens, Inc. The losing bidders at the Bankruptcy Court auction that led to the Sale Order challenged the Sale Order. In November 2005, the United States District Court for the Southern District of New York modified portions of the Sale Order in a manner that could have reduced our ownership of WPH stock below 50%. In its March 26, 2010 decision, the United States Court of Appeals for the Second Circuit held that we are entitled to own a majority of WPH's common stock, and thus have control of WPH. The Second Circuit ordered the Bankruptcy Court's Sale Order reinstated, to ensure that our percentage ownership of the common stock will be at least 50.5%. The Second Circuit ordered the District Court to remand the matter back to the Bankruptcy Court for further proceedings consistent with its ruling. On remand, the Bankruptcy Court entered an Order on December 6, 2010 implementing the Second Circuit's decision. On September 23, 2011, the Bankruptcy Court entered a stipulation dismissing the bankruptcy case, the separate adversary proceeding against Aretex LLC and others, and allowing certain funds to be distributed to the first lien lenders.
There was also a proceeding in Delaware Chancery Court, brought by the same “losing bidders” who are parties to the case decided by the Second Circuit. After the ruling by the Second Circuit, the plaintiffs filed a modified third amended complaint in the Delaware case. In that complaint, the plaintiffs pled claims for breach of fiduciary duty (and aiding and abetting such alleged breach) against us, and against Icahn Enterprises Holdings, Carl C. Icahn and others, based on WPH's not having proceeded with a registration statement. Plaintiffs also asserted a contractual claim against WPH relating to the registration statement alleging that, because WPH did not proceed with the registration statement, Plaintiffs were unable to sell their securities in WPH, and sought to recover the diminution in the value of those securities. Plaintiffs also asserted a claim for unjust enrichment against all defendants, including us, WPH, Icahn Enterprises Holdings, Carl C. Icahn and others, based on claims that defendants were beneficiaries of a stay order allegedly improperly entered by the Bankruptcy Court. On November 3, 2010, the Chancery Court dismissed the modified third amended complaint in its entirety. Plaintiffs appealed to the Delaware Supreme Court. On August 3, 2011, the Delaware Supreme Court affirmed the judgment of the Chancery Court dismissing the modified third amended complaint, and thus dismissing the case, in its entirety.
Environmental Matters
WPH is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPH's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPH estimated its environmental accruals to be $1 million at both March 31, 2012 and December 31, 2011.

Item 1A. Risk Factors.
Risks Relating to Our Structure

Our general partner and its control person could exercise their influence over us to your detriment.
Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, our general partner, and approximately 93.0% of Icahn Enterprises' outstanding depositary units as of March 31, 2012, and, as a result, has the ability to influence many aspects of our operations and affairs.
In addition, if Mr. Icahn were to sell, or otherwise transfer, some or all of his interests in us to an unrelated party or group, a change of control could be deemed to have occurred under the terms of the indenture governing our senior notes, which would require us to offer to repurchase all outstanding senior notes at 101% of their principal amount plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase and (ii) our senior unsecured variable rate convertible notes whereby each holder would have the option to require all or a portion of their notes to be repurchased in cash by us. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes.
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
Our ability to make payments on and to refinance our indebtedness, to pay distributions with respect to our depositary units and to fund operations depends on existing cash balances and our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.
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
We are a holding company. In addition to cash and cash equivalents, U.S. government and agency obligations and other short-term investments, our assets consist primarily of investments in our subsidiaries. Moreover, if we make significant investments in operating businesses, it is likely that we will reduce the liquid assets available to us in order to fund those investments and the ongoing operations of our subsidiaries and in the Investment Funds. Consequently, our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units likely will depend on the cash flow of our subsidiaries, returns on our interests in the Investment Funds and the payment of funds to us by our subsidiaries in the form of dividends, distributions, loans or otherwise.
The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries may be subject or enter into in the future. The terms of certain debt agreements of our subsidiaries, or other entities in which we own equity, restrict dividends, distributions or loans to us. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt and to make distributions on our depositary units will be limited.
We or our subsidiaries may be able to incur substantially more debt.
During fiscal 2010, we issued $1,050 million aggregate principal amount of 7.750% senior notes due 2016, or the 2016 Notes, and $1,450 million aggregate principal amount of 8% senior notes due 2018, or the 2018 Notes (and, together with the 2016 Notes, referred to herein as the Initial Notes) in a private placement not registered under the Securities Act of 1933, as amended, or the Securities Act. On January 17, 2012 and February 6, 2012, we issued an aggregate of $700 million principal amount of the 2018 Notes, or the Additional 2018 Notes, in private placements not registered under the Securities Act. The Additional 2018 Notes constitute the same series of securities as the 2018 Notes for purposes of the indenture governing the notes and will vote together on all matters with such series. The Additional 2018 Notes have substantially identical terms as the 2018 Notes. The Initial Notes and Additional 2018 Notes were issued pursuant to an indenture dated as of January 15, 2010 by us and Icahn Enterprises Finance Corp., or Icahn Enterprises Finance, as co-issuer. The proceeds from the sale of the Initial Notes were used in part to repay the existing senior unsecured 7.125% notes due 2013, or the 2013 Notes, and the senior unsecured 8.125% notes due 2012, or the 2012 Notes. The proceeds from the sale of the Additional 2018 Notes will be used for general corporate purposes.
We may incur additional indebtedness if we comply with certain financial tests contained in the indentures that govern our senior notes. However, our subsidiaries are not subject to any of the covenants contained in the indentures governing our senior notes. If new debt is added to our and our subsidiaries' current levels, the related risks that we, and they, now face could intensify. In addition, under the indenture governing our senior notes, certain important events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a change of control.
As of March 31, 2012, based on covenants in the indenture governing our senior notes, we and Icahn Enterprises were permitted to incur approximately $1.4 billion in additional indebtedness.
Our failure to comply with the covenants contained under any of our debt instruments, including the indentures governing our outstanding senior notes, including our failure as a result of events beyond our control, could result in an event of default which would materially and adversely affect our financial condition.
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
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 93.0% of Icahn Enterprises LP's outstanding depositary units as of March 31, 2012. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, or the PBGC, against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn's affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, or ACF, is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of March 31, 2012. If the plans were voluntarily terminated, they would be underfunded by approximately $114 million. These results are based on the most recent information provided by the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans.

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
We may become taxable as a corporation.
We believe that we have been and are properly treated as a partnership for federal income tax purposes. This allows us to pass through our income and deductions to our partners. However, the Internal Revenue Service, or the IRS, could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Code. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, oil and gas revenues, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was qualifying income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute qualifying income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. If less than 90% of our gross income constitutes qualifying income, we may be subject to corporate tax on our net income, at a Federal rate of up to 35% plus possible state taxes. Further, if less than 90% of our gross income constituted qualifying income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes. The cost of paying federal and possibly state income tax, either for past years or going forward could be a significant liability and would reduce our funds available to make distributions to holders of units, and to make interest and principal payments on our debt securities. To meet the qualifying income test we may structure transactions in a manner which is less advantageous than if this were not a consideration, or we may avoid otherwise economically desirable transactions.
From time to time, legislative proposals have been introduced that, if enacted, could have a material and adverse effect on us. These proposals have included taxing publicly traded partnerships engaged in the Investment segment, such as us, as corporations and introducing substantive changes to the definition of qualifying income, which could make it more difficult or impossible to for us to meet the exception that allows publicly traded partnerships generating qualifying income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes. It is unclear when or if such legislation would be introduced, whether or not such legislation would be enacted, what specific provisions would be included or what the effective date would be, and as a result the ultimate impact on us of such legislation is uncertain. It is possible that if carried interest legislation were enacted we would be treated as an association, taxable as a corporation, which would materially increase our taxes. As an alternative, we might be required to restructure our operations, and possibly dispose of certain businesses, in order to avoid or mitigate the impact of any such legislation.
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

Risks Relating to Our Business
General
In addition to the following risk factors specific to each of our businesses, all of our businesses are subject to the effects of the following:

•	the threat of terrorism;

•	loss of any of our or our subsidiaries' key personnel;

•	the unavailability, as needed, of additional financing; and

•	the unavailability of insurance at acceptable rates.

Global economic conditions may have adverse impacts on our businesses and financial condition.
Changes in economic conditions could adversely affect our financial condition and results of operations. A number of economic factors, including, but not limited to, consumer interest rates, consumer confidence and debt levels, retail trends, housing starts, sales of existing homes, the level and availability of mortgage refinancing, and commodity prices, may generally adversely affect our businesses, financial condition and results of operations. Recessionary economic cycles, higher and protracted unemployment rates, increased fuel and other energy and commodity costs, rising costs of transportation and increased tax rates can have a material adverse impact on our businesses, and may adversely affect demand for sales of our businesses' products, or the costs of materials and services utilized in their operations. These factors could have a material adverse effect on our revenues, income from operations and our cash flows.
Investment
Our Investment segment may be materially and negatively affected by adverse conditions in the global financial markets and the economy generally.
There is significant risk that conditions in the global financial markets and the economy generally could deteriorate and experience volatility and illiquidity and these conditions could continue for a significant period of time. In the event that some or all of these conditions occur, the Investment Funds could be materially and adversely affected in many different ways. Furthermore, difficult market conditions may also increase the risk of default with respect to debt investments held by the Investment Funds. Many other factors beyond the control of our Investment segment may adversely affect the Investment Funds, including, without limitation, rising interest rates, inflation, terrorism or political uncertainty.
The historical financial information for our Investment segment is not necessarily indicative of its future performance.
The financial results of our Investment segment are primarily driven by the performance of the Investment Funds and our interests therein. The historical consolidated financial information contained elsewhere in this Quarterly Report on Form 10-Q is not indicative of the future financial results of our Investment segment. In particular, with respect to the historical returns of our Investment segment:

•	past favorable market conditions and profitable investment opportunities may not occur in the future; and

•	future returns may be affected by the risks described elsewhere in this Quarterly Report on Form 10-Q, including risks of the industries and businesses in which a particular fund invests.

Successful execution of the Investment Funds' activist investment activities involves many risks, certain of which are outside of our control.
The success of the Investment Funds' investment strategy may require, among other things: (i) that our Investment segment properly identify companies whose securities prices can be improved through corporate and/or strategic action or successful restructuring of their operations; (ii) that the Investment Funds acquire sufficient securities of such companies at a sufficiently attractive price; (iii) that the Investment Funds avoid triggering anti-takeover and regulatory obstacles while aggregating their positions; (iv) that management of portfolio companies and other security holders respond positively to our proposals; and (v) that the market price of portfolio companies' securities increases in response to any actions taken by the portfolio companies. We cannot assure you that any of the foregoing will succeed.
The Investment Funds' investment strategy involves numerous and significant risks, including the risk that we may lose some or all of our investments in the Investment Funds. This risk may be magnified due to concentration of investments and investments in undervalued securities.
Our Investment segment's revenue depends on the investments made by the Investment Funds. There are numerous and significant risks associated with these investments, certain of which are described in this risk factor and in other risk factors set forth herein.
Certain investment positions in which the Investment Funds may have an interest may be illiquid. The Investment Funds may own restricted or non-publicly traded securities and securities traded on foreign exchanges. These investments could prevent the Investment Funds from liquidating unfavorable positions promptly and subject the Investment Funds to substantial losses.
At any given time, the Investment Funds' assets may become highly concentrated within a particular company, industry, asset category, trading style or financial or economic market. In that event, the Investment Fund's investment portfolio will be more susceptible to fluctuations in value resulting from adverse economic conditions affecting the performance of that particular company, industry, asset category, trading style or economic market than a less concentrated portfolio would be. As a result, the Investment Funds' investment portfolio could become concentrated and its aggregate return may be volatile and may be affected substantially by the performance of only one or a few holdings.
The Investment Funds seek to invest in securities that are undervalued. The identification of investment opportunities in undervalued securities is a difficult task, and there are no assurances that such opportunities will be successfully recognized or acquired. While investments in undervalued securities offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial losses. Returns generated from the Investment Funds' investments may not adequately compensate for the business and financial risks assumed.
From time to time, the Investment Funds may invest in bonds or other fixed income securities, such as commercial paper and higher yielding (and, therefore, higher risk) debt securities. It is likely that a major economic recession could severely disrupt the market for such securities and may have a material adverse impact on the value of such securities. In addition, it is likely that any such economic downturn could adversely affect the ability of the issuers of such securities to repay principal and pay interest thereon and increase the incidence of default for such securities.
For reasons not necessarily attributable to any of the risks set forth in this Quarterly Report on Form 10-Q (for example, supply/demand imbalances or other market forces), the prices of the securities in which the Investment Funds invest may decline substantially. In particular, purchasing assets at what may appear to be undervalued levels is no guarantee that these assets will not be trading at even more undervalued levels at a future time of valuation or at the time of sale.
The prices of financial instruments in which the Investment Funds may invest can be highly volatile. Price movements of forward and other derivative contracts in which the Investment Funds' assets may be invested are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies. The Investment Funds are subject to the risk of failure of any of the exchanges on which their positions trade or of their clearinghouses.

The use of leverage in investments by the Investment Funds may pose a significant degree of risk and may enhance the possibility of significant loss in the value of the investments in the Investment Funds.
The Investment Funds may leverage their capital if their general partners believe that the use of leverage may enable the Investment Funds to achieve a higher rate of return. Accordingly, the Investment Funds may pledge its securities in order to borrow additional funds for investment purposes. The Investment Funds may also leverage its investment return with options, short sales, swaps, forwards and other derivative instruments. The amount of borrowings that the Investment Funds may have outstanding at any time may be substantial in relation to their capital. While leverage may present opportunities for increasing the Investment Funds' total return, leverage may increase losses as well. Accordingly, any event that adversely affects the value of an investment by the Investment Funds would be magnified to the extent such fund is leveraged. The cumulative effect of the use of leverage by the Investment Funds in a market that moves adversely to the Investment Funds' investments could result in a substantial loss to the Investment Funds that would be greater than if the Investment Funds were not leveraged. There is no assurance that leverage will be available on acceptable terms, if at all.
In general, the use of short-term margin borrowings results in certain additional risks to the Investment Funds. For example, should the securities pledged to brokers to secure any Investment Fund's margin accounts decline in value, the Investment Funds could be subject to a “margin call,” pursuant to which it must either deposit additional funds or securities with the broker, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of any of the Investment Funds' assets, the Investment Funds might not be able to liquidate assets quickly enough to satisfy its margin requirements.
Any of the Investment Funds may enter into repurchase and reverse repurchase agreements. When the Investment Funds enters into a repurchase agreement, it “sells” securities issued by the U.S. or a non-U.S. government, or agencies thereof, to a broker-dealer or financial institution, and agrees to repurchase such securities for the price paid by the broker-dealer or financial institution, plus interest at a negotiated rate. In a reverse repurchase transaction, the Investment Fund “buys” securities issued by the U.S. or a non-U.S. government, or agencies thereof, from a broker-dealer or financial institution, subject to the obligation of the broker-dealer or financial institution to repurchase such securities at the price paid by the Investment Funds, plus interest at a negotiated rate. The use of repurchase and reverse repurchase agreements by any of the Investment Funds involves certain risks. For example, if the seller of securities to the Investment Funds under a reverse repurchase agreement defaults on its obligation to repurchase the underlying securities, as a result of its bankruptcy or otherwise, the Investment Funds will seek to dispose of such securities, which action could involve costs or delays. If the seller becomes insolvent and subject to liquidation or reorganization under applicable bankruptcy or other laws, the Investment Funds' ability to dispose of the underlying securities may be restricted. Finally, if a seller defaults on its obligation to repurchase securities under a reverse repurchase agreement, the Investment Funds may suffer a loss to the extent it is forced to liquidate its position in the market, and proceeds from the sale of the underlying securities are less than the repurchase price agreed to by the defaulting seller.
The financing used by the Investment Funds to leverage its portfolio will be extended by securities brokers and dealers in the marketplace in which the Investment Funds invest. While the Investment Funds will attempt to negotiate the terms of these financing arrangements with such brokers and dealers, its ability to do so will be limited. The Investment Funds are therefore subject to changes in the value that the broker-dealer ascribes to a given security or position, the amount of margin required to support such security or position, the borrowing rate to finance such security or position and/or such broker-dealer's willingness to continue to provide any such credit to the Investment Funds. Because the Investment Funds currently have no alternative credit facility which could be used to finance its portfolio in the absence of financing from broker-dealers, it could be forced to liquidate its portfolio on short notice to meet its financing obligations. The forced liquidation of all or a portion of the Investment Funds' portfolios at distressed prices could result in significant losses to the Investment Funds.
The possibility of increased regulation could result in additional burdens on our Investment segment. Changes in tax law could adversely affect us.
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Reform Act, was enacted into law. The Reform Act would have required one or more entities within our Investment segment to be registered with the SEC by March 2012 as an investment adviser under the Investment Advisers Act of 1940, and would have imposed certain reporting and other requirements on such registered entity or entities. However, we will not be required to register with the SEC as a result of the return of fee-paying capital, as described elsewhere in this Quarterly Report on Form 10-Q. The Reform Act requires additional rulemaking by the SEC that could impact such entities or other affiliated entities. We cannot predict the effect on us of such rulemaking at this time.
The regulatory environment in which our Investment segment operates is subject to further regulation in addition to the rules already promulgated. Our Investment segment may be adversely affected by the enactment of new or revised regulations, or changes in the interpretation or enforcement of rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Such changes may limit the scope of investment activities that may be undertaken by the Investment Funds' managers. Any such changes could increase the cost of our Investment segment's doing business and/or materially adversely impact our profitability. Additionally, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges have taken and are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Investment Funds and the Investment segment could be substantial and adverse.
In addition, legislative proposals have been introduced that, if enacted, could have a material and adverse effect on us. These proposals have included taxing publicly traded partnerships engaged in the Investment segment, such as us, as corporations and introducing substantive changes to the definition of qualifying income, which could make it more difficult or impossible to for us to meet the exception that allows publicly traded partnerships generating qualifying income to be treated as partnerships (rather than corporations) of U.S. federal income tax purposes. It is unclear when or if such legislation would be introduced, whether or not such legislation would be enacted, what specific provisions would be included or what the effective date would be, and as a result the ultimate impact on us of any such legislation is uncertain. It is possible that if carried interest legislation were enacted we would be treated as an association, taxable as a corporation, which would materially increase our taxes. As an alternative, we might be required to restructure our operations, and possibly dispose of certain businesses, in order to avoid or mitigate the impact of any such legislation. We currently cannot predict the outcome of such legislative proposals, including, if enacted, their impact on our operations and financial position
The failure of Mr. Icahn to participate in the management of the Investment Funds could have a material adverse effect on the Investment Funds and on us.
The success of the Investment Funds depends upon the ability of our Investment segment to develop and implement investment strategies that achieve the Investment Funds' investment objectives. Subjective decisions made by employees of our Investment segment may cause the Investment Funds to incur losses or to miss profit opportunities on which the Investment Funds would otherwise have capitalized. In the event that Mr. Icahn ceases to participate in the management of the Investment Funds, the consequences to the Investment Funds and our interest in them could be material and adverse and could lead to the premature termination of the Investment Funds. The loss of Mr. Icahn could, therefore, ultimately result in a loss of substantially all of the earnings of our Investment segment.
The Investment Funds make investments in companies we do not control.
Investments by the Investment Funds include investments in debt or equity securities of publicly traded companies that we do not control. Such investments may be acquired by the Investment Funds through open market trading activities or through purchases of securities from the issuer. These investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which our Investment segment disagree or that the majority of stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve the best interests of the Investment Funds. In addition, the Investment Funds may make investments in which it shares control over the investment with co-investors, which may make it more difficult for it to implement its investment approach or exit the investment when it otherwise would. If any of the foregoing were to occur, the values of the investments by the Investment Funds could decrease and our Investment segment revenues could suffer as a result.
The ability to hedge investments successfully is subject to numerous risks.
The Investment Funds may utilize financial instruments, both for investment purposes and for risk management purposes in order to (i) protect against possible changes in the market value of the Investment Funds' investment portfolios resulting from fluctuations in the securities markets and changes in interest rates; (ii) protect the Investment Funds' unrealized gains in the value of its investment portfolios; (iii) facilitate the sale of any such investments; (iv) enhance or preserve returns, spreads or gains on any investment in the Investment Funds' portfolio; (v) hedge the interest rate or currency exchange rate on any of the Investment Funds' liabilities or assets; (vi) protect against any increase in the price of any securities our Investment segment anticipate purchasing at a later date; or (vii) for any other reason that our Investment segment deems appropriate.
The success of any hedging activities will depend, in part, upon the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the portfolio investments being hedged. However, hedging techniques may not always be possible or effective in limiting potential risks of loss. Since the characteristics of many securities change as markets change or time passes, the success of our Investment segment's hedging strategy will also be subject to the ability of our Investment segment to continually recalculate, readjust and execute hedges in an efficient and timely manner. While the Investment Funds may enter into hedging transactions to seek to reduce risk, such transactions may result in a poorer overall performance for the Investment Funds than if it had not engaged in such hedging transactions. For a variety of reasons, the Investment Funds may not seek to establish a perfect correlation between the hedging instruments utilized and the portfolio holdings being hedged. Such an imperfect correlation may prevent the Investment Funds from achieving the intended hedge or expose the Investment Funds to risk of loss. The Investment Funds do not intend to seek to hedge every position and may determine not to hedge against a particular risk for various reasons, including, but not limited to, because they do not regard the probability of the risk occurring to be sufficiently high as to justify the cost of the hedge. Our Investment segment may not foresee the occurrence of the risk and therefore may not hedge against all risks.
We are subject to third-party litigation risks attributable to our Investment segment that could result in significant liabilities that could adversely affect our Investment operations.
Some of the tactics that the Investment Funds may use involve litigation. The Investment Funds could be a party to lawsuits that they initiate or that are initiated by a company in which the Investment Funds invest, other shareholders, or state and federal governmental bodies. There can be no assurance that litigation, once begun, would be resolved in favor of the Investment Funds.
In addition, we will be exposed to risk of litigation by third parties or government regulators if our Investment segment's management of the Investment Funds is alleged to constitute gross negligence, willful misconduct or dishonesty or breach of contract or organizational documents or to violate applicable law. In such actions, we would be obligated to bear legal, settlement and other costs (which may exceed our available insurance coverage). In addition, our rights to indemnification from the applicable Investment Funds may be challenged.
Certain of the Investment Funds are incorporated or formed under the laws of the Cayman Islands. Cayman Islands laws, particularly with respect to shareholder rights, partner rights and bankruptcy, may differ from the laws of the United States and could possibly change to the detriment of the Investment Funds.
The Investment Funds may invest in companies that are based outside of the United States, which may expose the Investment Funds to additional risks not typically associated with investing in companies that are based in the United States.
Investments in securities of non-U.S. issuers (including non-U.S. governments) and securities denominated or whose prices are quoted in non-U.S. currencies pose, to the extent not successfully hedged, currency exchange risks (including blockage, devaluation and non-exchangeability), as well as a range of other potential risks, which could include expropriation, confiscatory taxation, imposition of withholding or other taxes on dividends, interest, capital gains or other income, political or social instability, illiquidity, price volatility and market manipulation. In addition, less information may be available regarding securities of non-U.S. issuers, and non-U.S. issuers may not be subject to accounting, auditing and financial reporting standards and requirements comparable to, or as uniform as, those of U.S. issuers. Transaction costs of investing in non-U.S. securities markets are generally higher than in the United States. There is generally less government supervision and regulation of exchanges, brokers and issuers than there is in the United States. The Investment Funds may have greater difficulty taking appropriate legal action in non-U.S. courts. Non-U.S. markets also have different clearance and settlement procedures which in some markets have at times failed to keep pace with the volume of transactions, thereby creating substantial delays and settlement failures that could adversely affect the Investment Funds' performance. Investments in non-U.S. markets may result in imposition of non-U.S. taxes or withholding on income and gains recognized with respect to such securities. There can be no assurance that adverse developments with respect to such risks will not materially adversely affect the Investment Funds' investments that are held in certain countries or the returns from these investments.
The Investment Funds invest in distressed securities, as well as bank loans, asset backed securities and mortgage backed securities.
The Investment Funds may invest in securities of U.S. and non-U.S. issuers in weak financial condition, experiencing poor operating results, having substantial capital needs or negative net worth, facing special competitive or product obsolescence problems, or that are involved in bankruptcy or reorganization proceedings. Investments of this type may involve substantial financial, legal and business risks that can result in substantial, or at times even total, losses. The market prices of such securities are subject to abrupt and erratic market movements and above-average price volatility. It may take a number of years for the market price of such securities to reflect their intrinsic value. In liquidation (both in and out of bankruptcy) and other forms of corporate insolvency and reorganization, there exists the risk that the reorganization either will be unsuccessful (due to, for example, failure to obtain requisite approvals), will be delayed (for example, until various liabilities, actual or contingent, have been satisfied) or will result in a distribution of cash, assets or a new security the value of which will be less than the purchase price to the Investment Funds of the security in respect to which such distribution was made and the terms of which may render such security illiquid.
The Investment Funds' investments are subject to numerous additional risks, certain of which are described below.

•
Generally, there are few limitations set forth in the governing documents of the Investment Funds on the execution of their investment activities, which are subject to the sole discretion of our Investment segment.

•
The Investment Funds may buy or sell (or write) both call options and put options, and when it writes options, it may do so on a covered or an uncovered basis. When the Investment Funds sell (or write) an option, the risk can be substantially greater than when it buys an option. The seller of an uncovered call option bears the risk of an increase in the market price of the underlying security above the exercise price. The risk is theoretically unlimited unless the option is covered. If it is covered, the Investment Funds would forego the opportunity for profit on the underlying security should the market price of the security rise above the exercise price. Swaps and certain options and other custom instruments are subject to the risk of non-performance by the swap counterparty, including risks relating to the creditworthiness of the swap counterparty, market risk, liquidity risk and operations risk.

•
The ability of the Investment Funds to execute a short selling strategy may be materially adversely impacted by temporary and/or new permanent rules, interpretations, prohibitions and restrictions adopted in response to adverse market events. Regulatory authorities may from time-to-time impose restrictions that adversely affect the Investment Funds' ability to borrow certain securities in connection with short sale transactions. In addition, traditional lenders of securities might be less likely to lend securities under certain market conditions. As a result, the Investment Funds may not be able to effectively pursue a short selling strategy due to a limited supply of securities available for borrowing.

•
The Investment Funds may engage in short-selling, which is subject to a theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. The Investment Funds may be subject to losses if a security lender demands return of the borrowed securities and an alternative lending source cannot be found or if the Investment Funds are otherwise unable to borrow securities that are necessary to hedge its positions. There can be no assurance that the Investment Funds will be able to maintain the ability to borrow securities sold short. There also can be no assurance that the securities necessary to cover a short position will be available for purchase at or near prices quoted in the market.

•
The Investment Funds may effect transactions through over-the-counter or interdealer markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of exchange-based markets. This exposes the Investment Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Investment Fund to suffer a loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Investment Funds have concentrated its transactions with a single or small group of its counterparties. The Investment Funds are not restricted from dealing with any particular counterparty or from concentrating any or all of the Investment Funds' transactions with one counterparty.

•
Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by other institutions. This systemic risk may materially adversely affect the financial intermediaries (such as prime brokers, clearing agencies, clearing houses, banks, securities firms and exchanges) with which the Investment Funds interact on a daily basis.

•
The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. The Investment Funds' trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the Investment Funds might only be able to acquire some but not all of the components of the position, or if the overall positions were to need adjustment, the Investment Funds might not be able to make such adjustment. As a result, the Investment Funds may not be able to achieve the market position selected by our Investment segment and might incur a loss in liquidating their position.

•
The Investment Funds assets may be held in one or more accounts maintained for the Investment Fund by its prime broker or at other brokers or custodian banks, which may be located in various jurisdictions. The prime broker, other brokers (including those acting as sub-custodians) and custodian banks are subject to various laws and regulations in the relevant jurisdictions in the event of their insolvency. Accordingly, the practical effect of these laws and their application to the Investment Funds' assets may be subject to substantial variations, limitations and uncertainties. The insolvency of any of the prime brokers, local brokers, custodian banks or clearing corporations may result in the loss of all or a substantial portion of the Investment Funds' assets or in a significant delay in the Investment Funds having access to those assets.

•
The Investment Funds may invest in synthetic instruments that will usually have a contractual relationship only with the counterparty of the synthetic security. In the event of the insolvency of any counterparty, the Investment Funds' recourse will be limited to the collateral, if any, posted by the counterparty and, in the absence of collateral, the Investment Funds will be treated as a general creditor of the counterparty. While the Investment Funds expects that returns on a synthetic financial instrument may reflect those of each related reference obligation, as a result of the terms of the synthetic financial instrument and the assumption of the credit risk of the counterparty, a synthetic financial instrument may have a different expected return, a different (and potentially greater) probability of default and different expected loss and recovery characteristics following a default. Upon the occurrence of a credit event, maturity, acceleration or other termination of a synthetic financial instrument, the terms of the synthetic financial instrument may permit or require the counterparty to satisfy its obligations under the synthetic financial instrument by delivering to the Investment Funds one or more deliverable obligations (which may not be the reference obligation) or a cash payment (which may be less than the then-current market value of the reference obligation). In addition, a synthetic financial instrument may provide for early termination at a price based upon a marked-to-market valuation, which may be less than the principal or notional amount of the synthetic security. the Investment Funds may also invest in credit default swaps. The credit default swap market is rapidly evolving and substantial changes to the terms and conditions under which these financial instruments are traded have recently been revised. Additional revisions and regulatory reform should also be expected in the near future.

Automotive
Adverse conditions in the automotive market adversely affect demand for Federal-Mogul's products and expose Federal-Mogul to credit risks of its customers.
Federal-Mogul's revenues are closely tied to global OE automobile sales, production levels and independent aftermarket parts replacement activity. The OE market is characterized by short-term volatility, with overall expected long-term growth in global vehicle sales and production. Automotive production in the local markets served by Federal-Mogul can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory and legislative oversight requirements and trade agreements. A variation in the level of automobile production would affect not only sales to OE customers but, depending on the reasons for the change, could impact demand from aftermarket customers. In addition, the aftermarket has become increasingly competitive. Our Automotive operations could be adversely affected if Federal-Mogul fails to respond in a timely and appropriate manner to changes in the demand for its products.
Accounts receivable potentially subject Federal-Mogul to concentrations of credit risk. Federal-Mogul's customer base includes virtually every significant global automotive manufacturer, numerous Tier 1 automotive suppliers and a large number of distributors and installers of automotive aftermarket parts.
Federal-Mogul's operations in foreign countries exposes our Automotive segment to risks related to economic and political conditions, currency fluctuations and import/export restrictions.
Federal-Mogul has manufacturing and distribution facilities in many countries. International operations are subject to certain risks including:

•	exposure to local economic conditions;

•	exposure to local political conditions (including the risk of seizure of assets by foreign governments);

•	currency exchange rate fluctuations (including, but not limited to, material exchange rate fluctuations, such as devaluations) and currency controls;

•	export and import restrictions; and

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting inappropriate payments.

The likelihood of such occurrences and their potential effect on our Federal-Mogul are unpredictable and vary from country to country.
Certain of Federal-Mogul's operating entities report their financial condition and results of operations in currencies other than the U.S. dollar (including, but not limited to Brazilian real, British pound, Chinese yuan renminbi, Czech crown, euro, Indian rupee, Mexican peso, Polish zloty, Russian ruble, South Korean won and Swedish krona). In reporting its consolidated statements of operations, Federal-Mogul translates the reported results of these entities into U.S. dollars at the applicable exchange rates. As a result, fluctuations in the dollar against foreign currencies will affect the value at which the results of these entities are included within Federal-Mogul's consolidated results.
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
As of March 31, 2012, Federal-Mogul had approximately $2.8 billion of outstanding indebtedness. Federal-Mogul is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. Federal-Mogul's inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on our Automotive operations.

Federal-Mogul's indebtedness could:

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

A significant portion of Federal-Mogul's indebtedness accrues interest at variable rates. To the extent market interest rates rise, the cost of Federal-Mogul's debt would increase, adversely affecting our Automotive operations.
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
The automotive industry is highly competitive and Federal-Mogul's success depends upon its ability to compete effectively in the market.
Federal-Mogul operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. In addition, customers continue to require periodic price reductions that require Federal-Mogul to continually assess, redefine and improve its operations, products and manufacturing capabilities to maintain and improve profitability. Federal-Mogul's management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy; however, there can be no assurance that Federal-Mogul will be able to compete effectively in the automotive market.
Federal-Mogul's pension obligations and other post-employment benefits could adversely impact its operating margins and cash flows.
The automotive industry, like other industries, continues to be impacted by the rising cost of providing pension and other post-employment benefits. In addition, Federal-Mogul sponsors certain defined benefit plans worldwide that are underfunded and will require cash payments. If the performance of the assets in the pension plans does not meet our expectations, or other actuarial assumptions are modified, Federal-Mogul's required contributions may be higher than it expects.
Federal-Mogul's restructuring activities may not result in the anticipated synergies and cost savings.
It is possible that the achievement of expected synergies and cost savings associated with restructuring activities will require additional costs or charges to earnings in future periods. It is also possible that the expected synergies may not be achieved. Any costs or charges could adversely impact our Automotive operations.
Certain disruptions in supply of and changes in the competitive environment for raw materials could adversely affect Federal-Mogul's operating margins and cash flows.
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
In recent periods there have been significant fluctuations in the prices of aluminum, copper, lead, nickel, platinum, resins, steel, other base metals and energy that have had and may continue to have an unfavorable impact on Federal-Mogul's business. Any continued fluctuations in the price or availability of energy and materials may have an adverse effect on our Automotive operations. To address increased costs associated with these market forces, a number of Federal-Mogul's suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge, some suppliers claim they will be unable to provide adequate supply. Competitive and marketing pressures may limit Federal-Mogul's ability to pass some of the supply and material cost increases onto its customers and may prevent Federal-Mogul from doing so in the future. Furthermore, Federal-Mogul's customers are generally not obligated to accept price increases that Federal-Mogul may desire to pass along to them. This inability to pass on price increases to customers when material prices increase rapidly or to significantly higher than historic levels could adversely affect its operating margins and cash flow, possibly resulting in lower operating income and profitability.
Federal-Mogul's hedging activities to address commodity price fluctuations may not be successful in offsetting future increases in those costs or may reduce or eliminate the benefits of any decreases in those costs.
In order to mitigate short-term variation in operating results due to the aforementioned commodity price fluctuations, Federal-Mogul hedges a portion of near-term exposure to certain raw materials used in production processes, primarily natural gas, copper, nickel, tin, zinc, high-grade aluminum and aluminum alloy. The results of Federal-Mogul's hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures.
Federal-Mogul's hedging activities are not designed to mitigate long-term commodity price fluctuations and, therefore, will not protect from long-term commodity price increases. Federal-Mogul's future hedging positions may not correlate to actual energy or raw materials costs, which would cause acceleration in the recognition of unrealized gains and losses on hedging positions in operating results.
Federal-Mogul is subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or Federal-Mogul's failure to comply, with such requirements may have a material adverse effect on our Automotive operations.
Federal-Mogul is subject to a variety of federal, state and local environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose Federal-Mogul to liability for the environmental condition of its current facilities, and also may expose Federal-Mogul to liability for the conduct of others or for Federal-Mogul's actions that were in compliance with all applicable laws at the time these actions were taken. These laws and regulations also may expose Federal-Mogul to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials in foreign countries. Despite Federal-Mogul's intention to be in compliance with all such laws and regulations, Federal-Mogul cannot guarantee that it will at all times be in compliance with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If Federal-Mogul violates or fails to comply with these requirements, Federal-Mogul could be fined or otherwise sanctioned by regulators. These requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on its business.
Federal-Mogul's failure to maintain and comply with environmental permits that it is required to maintain could result in fines or penalties or other sanctions and have a material adverse effect on its operations or results. Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, newly discovered information or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our Automotive operations.
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
Various patent, copyright, trade secret and trademark laws afford only limited protection and may not prevent Federal-Mogul's competitors from duplicating its products or gaining access to its proprietary information and technology. These means also may not permit Federal-Mogul to gain or maintain a competitive advantage.
Any of Federal-Mogul's patents may be challenged, invalidated, circumvented or rendered unenforceable. Federal-Mogul cannot guarantee that it will be successful should one or more of its patents be challenged for any reason and countries outside the United States may diminish the protection of its patents. If Federal-Mogul's patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded to Federal-Mogul's products could be impaired, which could significantly impede Federal-Mogul's ability to market its products, negatively affect its competitive position and materially adversely affect our Automotive operations.

Federal-Mogul's pending or future patent applications may not result in an issued patent. Additionally, newly issued patents may not provide Federal-Mogul with meaningful protection against competitors or against competitive technologies. Courts in the United States and in other countries may invalidate Federal-Mogul's patents or find them unenforceable. Competitors may also be able to design around Federal-Mogul's patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on its sales. If Federal-Mogul's intellectual property rights are not adequately protected, it may not be able to commercialize its technologies, products or services and its competitors could commercialize its technologies, which could result in a decrease in Federal-Mogul's sales and market share, and could materially adversely affect our Automotive operations.
Federal-Mogul's products could infringe the intellectual property rights of others, which may lead to litigation that could itself be costly, could result in the payment of substantial damages or royalties, and could prevent Federal-Mogul from using technology that is essential to its products.
Federal-Mogul cannot guarantee that its products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against Federal-Mogul, whether successful or not, could result in substantial costs and harm its reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of its business. In addition, intellectual property litigation or claims could force Federal-Mogul to do one or more of the following:

•	cease selling or using any of products that incorporate the asserted intellectual property, which would adversely affect Federal-Mogul's revenue;

•	pay substantial damages for past use of the asserted intellectual property;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

•
redesign or rename, in the case of trademark claims, products to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time-consuming if it is possible to do.

In the event of an adverse determination in an intellectual property suit or proceeding, or Federal-Mogul's failure to license essential technology, Federal-Mogul's sales could be harmed and its costs could increase, which could materially adversely affect our Automotive operations.
Federal-Mogul may be exposed to certain regulatory and financial risks related to climate change.

Climate change is continuing to receive ever increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which could lead to additional legislative and regulatory efforts to limit greenhouse gas emissions. The focus on emissions could increase costs associated with Federal-Mogul's operations, including costs for raw materials and transportation. Because the scope of future laws in this area is uncertain, we cannot predict the potential impact of such laws on our operations' future consolidated financial condition, results of operations or cash flows.

Gaming
Intense competition exists and is growing in the gaming industry and Tropicana may not be able to compete effectively, which could negatively affect our Gaming operations.
The gaming industry is highly competitive for both customers and employees, including those at the management level. Tropicana faces increasing intense competition with numerous casinos and hotel casinos of varying quality and size in market areas where its properties are located. Tropicana also competes with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses and could compete with any new forms of gaming that exist or may be legalized in the future, including on-line gaming. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity and may soon include virtual casinos having entirely different cost structures and game offerings. In most markets, Tropicana competes directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, Tropicana faces competition from nearby markets in addition to direct competition within its market areas as well as the threat from new, emerging markets.
In 2010, Tropicana AC implemented a new marketing strategy to target high-end table game players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table game hold percentage and differences in the odds for different table games. High-end play may lead to greater fluctuations in our table game hold percentage and, as a result, we may experience greater revenue and earnings fluctuation between reporting periods due to this marketing strategy.

In recent years, competition in existing markets has intensified. For example, competition with the Atlantic City market has increased with Pennsylvania and Delaware commencing live table game operations in fiscal 2010, two new casinos opening in September 2010 and January 2011 in Maryland, a new casino opening in New York in late fiscal 2011 and a new competitor in Atlantic City to open in the spring of fiscal 2012. In addition, Tropicana's competitors have invested in expanding their existing facilities and developing new facilities. Tropicana's subsidiaries, on the other hand, historically have been subject to limitations on capital expenditures resulting from the Chapter 11 Cases. Tropicana's ability to invest in its properties going forward may continue to be constrained, and it may not be able to compete effectively with casinos that have been modernized or recently expanded.
Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are generally illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Some states are considering legislation to legalize intrastate internet wagering. There are also proposals that would specifically legalize internet gaming under federal law.
The expansion of existing casino entertainment properties, the increase in the number of gaming opportunities, the potential emergence of legal internet gaming and the aggressive marketing strategies of many of Tropicana's competitors have also increased competition in many markets in which it competes, and Tropicana expects this intense competition to continue.
If Tropicana's competitors operate more successfully than it does, if they are more successful than Tropicana in attracting and retaining employees, if their properties are enhanced or expanded, if additional hotels and casinos are established in and around the locations in which Tropicana conducts business, or if on-line gaming is permitted and conducted in any of its markets, Tropicana may lose market share or the ability to attract or retain employees. In particular, the expansion of casino gaming in or near any geographic area from which Tropicana attracts or expects to attract a significant number of its customers could materially adversely affect our Gaming operations.
The casino, hotel and resort industry is capital intensive and Tropicana may not be able to finance expansion and renovation projects, which could put it at a competitive disadvantage.
Tropicana's properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. Because of the bankruptcies, the Predecessors and Tropicana AC deferred renovations and capital improvements. Tropicana also needs to make capital expenditures to comply with applicable laws and regulations.
Renovations and other capital improvements of Tropicana's properties require significant capital expenditures. In addition, renovations and capital improvements of its properties usually generate little or no cash flow until the project is completed. Tropicana may not be able to fund such projects solely from cash provided from its operating activities. Consequently, it relies upon the availability of debt or equity capital to fund renovations and capital improvements and its ability to carry them out will be limited if Tropicana cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. No assurances can be made that Tropicana will be able to obtain additional equity or debt financing or that it will be able to obtain such financing on favorable terms. Tropicana's failure to renovate its gaming properties may put it at a competitive disadvantage, which could have a materially adverse effect on our Gaming segment.
Renovations and other capital improvements may disrupt Tropicana's operations.
Renovation projects may cause Tropicana to temporarily close all or a portion of its facilities to customers and disrupt service and room availability, causing reduced demand, occupancy and rates. As a result, any future capital improvements projects may increase Tropicana's expenses and reduce its cash flows and its revenues and, accordingly, may have a materially adverse effect on our Gaming segment.
Work stoppages, labor problems and unexpected shutdowns may limit Tropicana's operational flexibility and negatively impact its future profits.
Tropicana is party to 10 collective bargaining agreements with different unions. In September 2011, the collective bargaining agreement with UNITE HERE Local 54 covering approximately 1,100 employees at Tropicana AC expired and Tropicana AC is presently operating without an agreement with this union. In January 2012, Tropicana AC advised UNITE HERE Local 54 that the parties were at an impasse and provided the union with Tropicana AC's final proposal. Tropicana withdrew from the UNITE HERE National Retirement Fund on February 25, 2012.
Tropicana cannot assure you that it will be able to enter into a new collective bargaining agreement with UNITE HERE Local 54 or renegotiate the other collective bargaining agreements with other unions currently in effect. The addition of new or changes to the existing collective bargaining agreements could cause significant increases in labor costs, which could have a material adverse effect on our Gaming segment.

In addition, the unions with which Tropicana has collective bargaining agreements or other unions could seek to organize employees at Tropicana's non-union properties or groups of employees at its properties that are not currently represented by unions. Union organization efforts could cause disruptions in its businesses and result in significant costs, both of which could have a material adverse effect on our Gaming segment.
Finally, if Tropicana is unable to negotiate these agreements on mutually acceptable terms, the affected employees, including union members within the UNITE HERE Local 54 bargaining unit, may engage in a strike or other job actions instead of continuing to operate without contracts or under expired contracts, which could have a materially adverse effect on our Gaming segment, including the operations of Tropicana AC. Any unexpected shutdown of one of the casino properties including Tropicana AC from a work stoppage or strike action could have an adverse effect on our Gaming segment. Moreover, strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting Tropicana's casinos. There can be no assurance that Tropicana can be adequately prepared for unexpected labor developments that may lead to a temporary or permanent shutdown of any of its casino properties.
Tropicana's business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the local, regional or national economy.
Consumer demand for casino and hotel properties, such as Tropicana's, are particularly sensitive to downturns in the local, regional or national economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, the current housing crisis, the recent credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual declines in disposable consumer income and wealth, the effect of the current economic environment and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could further reduce customer demand for amenities that Tropicana offers.
The recent housing crisis and recession in the United States have resulted in a significant decline in tourism and consumer spending. Economic conditions like the recent downturn (and slowdowns or recessions less severe) could cause fewer consumers to spend money or cause consumers to spend less money at Tropicana's properties and could materially adversely affect our Gaming operations. While general economic conditions have modestly improved, there can be no assurance that they will continue to improve or will not worsen in the future.
The recent state of the global financial markets may impact Tropicana's ability to obtain sufficient financing and credit on a going forward basis which could negatively impact its ability to operate its business.
In addition to earnings and cash flows from operations, Tropicana relies on borrowed money to finance its business, which may be constrained if it is unable to borrow additional capital or refinance existing borrowings on reasonable terms. Developments in the global financial markets that have led to unpredictable government intervention in the United States and European banking systems, including the fiscal 2008 capital crisis in the banking system, a series of rating agency downgrades of subprime U.S. mortgage-related assets and significant provisions for loan losses recorded by major financial institutions and downgrades of sovereign debt in certain EU member nations, have resulted in volatility in the credit markets, a low level of liquidity in many global financial markets and other adverse conditions for issuers in fixed income, credit and equity markets. In the recent past, these markets have experienced disruption that had a dramatic impact on the availability and cost of capital and credit. The market interest rate for debt of companies similar to Tropicana's has been volatile. The United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, although there is no assurance that such steps will have the effect of easing the conditions in global credit and capital markets. Therefore, Tropicana has no assurance that such steps will facilitate its further access to credit or capital markets at desirable times or at rates that it would consider acceptable, and the lack of such funding could have a material adverse effect on our Gaming operations and its ability to service its indebtedness. While these conditions have recently improved, there can be no assurance that they will not worsen in the future. Tropicana is unable to predict the likely duration or severity of any disruption in the capital and credit markets, or its impact on the larger economy. A disruption in the global credit and financial markets may materially and adversely affect Tropicana's ability to obtain sufficient financing to execute its business strategy.
The bankruptcy filing has had a negative impact on Tropicana AC and the Predecessors' image which may negatively impact Tropicana's business going forward.
As a result of the proceedings under Chapter 11 of the Bankruptcy Code, Tropicana's Predecessors and Tropicana AC were the subject of negative publicity which has had an impact on the image of their assets. This negative publicity may have an effect on the terms under which some customers and suppliers are willing to do business with Tropicana and could materially adversely affect our Gaming operations.
Tropicana may face potential successor liability for liabilities of the Predecessors not provided for in the Plan.
As the successor to the Predecessors, Tropicana may be subject to certain liabilities of the Predecessors not provided for in the Plan. Such liabilities may arise in a number of circumstances, including but not limited to, those where:

•	a creditor of the Predecessors did not receive proper notice of the pendency of the bankruptcy case relating to the Plan or the deadline for filing claims therein;

•	the injury giving rise to, or the source of, a creditor's claim did not manifest itself in time for the creditor to file the creditor's claim;

•	a creditor did not timely file the creditor's claim in such bankruptcy case due to excusable neglect;

•	Tropicana is liable for the Predecessors' federal and/or state tax liabilities under a theory of successor liability; or

•	the order of confirmation for the Plan was procured by fraud.

Although Tropicana has no reason to believe that it will become subject to liabilities of the Predecessors that are not provided for in the Plan, should Tropicana become subject to such liabilities, it could materially adversely affect our Gaming segment.
Our Gaming segment has a limited operating history.
Tropicana was formed in May 2009 and has a limited operating history. There are substantial risks and uncertainties to which our Gaming segment is subject. To address these risks and uncertainties, Tropicana must do the following, among other things:

•	Successfully execute its business strategy;

•	Respond to competitive developments; and

•	Attract, integrate, retain and motivate qualified personnel.

We cannot assure that Tropicana will operate profitably or that Tropicana will have adequate working capital to meet its obligations as they become due. Additionally, there can be no assurance that Tropicana's business strategy will be successful, that it will successfully address the risks that face its business or that it will be able to access capital markets to raise additional capital. In the event that Tropicana does not successfully address these risks, our Gaming segment could be materially and adversely affected.
Tropicana may be subject to litigation resulting from its gaming, resort and dining operations, which, if adversely determined, could result in substantial losses.
Tropicana will be, from time to time, during the ordinary course of operating its businesses, subject to various litigation claims and legal disputes, including contract, lease, employment and regulatory claims as well as claims made by visitors to its properties. Certain litigation claims may not be covered entirely or at all by its insurance policies or its insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert Tropicana's attention from the operations of its businesses. Further, litigation involving visitors to its properties, even if without merit, can attract adverse media attention. As a result, litigation can have a material adverse effect on its businesses. Tropicana cannot predict the outcome of any action and it is possible that adverse judgments or settlements could significantly reduce our Gaming segment revenues.
State gaming laws and regulations may require holders of Tropicana's debt or equity securities to undergo a suitability investigation, and may result in redemption of their securities.
Many jurisdictions require any person who acquires beneficial ownership of debt or equity securities of a casino gaming company to apply for qualification or a finding of suitability. Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised by gaming authorities that it is required to do so may be denied a license or found unsuitable or unqualified, as applicable. Any holder of securities that is found unsuitable or unqualified or denied a license, and who holds, directly or indirectly, any beneficial ownership of a gaming entity's securities beyond such period of time as may be prescribed by the applicable gaming authorities may be guilty of a criminal offense. Furthermore, a gaming entity may be subject to disciplinary action if such gaming entity, after receiving notice that a person is unsuitable to be a holder of securities or to have any other relationship with such gaming entity or any of its subsidiaries:

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

In the event that disqualified holders fail to divest themselves of such securities, gaming authorities have the power to revoke or suspend the casino license or licenses related to the regulated entity that issued the securities. In addition, Tropicana's certificate of incorporation provides that it may redeem its securities from an Unsuitable Person (as such term is defined in Tropicana's certificate of incorporation).
Regulation by gaming authorities could adversely affect our Gaming segment's operations.
Tropicana is subject to extensive regulation with respect to the ownership and operation of its gaming facilities. Federal, state and local gaming authorities require that Tropicana and its subsidiaries hold various licenses, qualifications, findings of suitability, registrations, permits and approvals. The gaming regulatory authorities have broad powers with respect to the licensing of casino operations and alcoholic beverage service and may deny, revoke, suspend, condition, or limit Tropicana's gaming or other licenses, impose substantial fines, temporarily suspend casino operations and take other actions, any one of which could adversely affect our Gaming operations.
Tropicana owns, operates or has an interest in gaming facilities located in Nevada, Indiana, Mississippi, Louisiana, New Jersey and Aruba. Tropicana has obtained all material governmental licenses, qualifications, registrations, permits and approvals necessary for the operation of its gaming facilities as operations at such facilities are presently conducted. However, there can be no assurance that Tropicana can obtain any new licenses, or renew any existing, licenses, qualifications, findings of suitability, registrations, permits or approvals that may be required in the future or that existing ones will not be suspended or revoked. If Tropicana relocates or expands any of its current gaming facilities or enters new jurisdictions, it must obtain all additional licenses, qualifications, findings of suitability, registrations, permits and approvals of the applicable gaming authorities in such jurisdictions. If state regulatory authorities were to find an officer, director, owner or other person affiliated with its operations unsuitable, Tropicana would be required to sever its relationship with that person. Gaming authorities, as well as other state regulatory authorities, may conduct similar investigations in the future in connection with new equity and debt holders. We cannot predict the outcome of these investigations or their potential impact on our Gaming segment.
Additionally, certain manufacturers, distributors and suppliers of gaming devices, junkets, goods or services to Tropicana's gaming facilities may be required to obtain a license or permit or undergo a suitability investigation by the gaming authorities. There can be no assurance that such licenses or permits will be obtained by such vendors. The failure of any such vendors to obtain any required licenses or permits on a timely basis could materially adversely affect our Gaming operations.
Tropicana's operations are subject to numerous laws and regulations resulting from its presence in several states and diverse operating activities.
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
Potential changes in legislation and regulation could negatively impact Tropicana's gaming operations.
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
The casino gaming industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant federal, state and local taxes and fees in addition to the federal and state income taxes that typically apply to corporations, and such taxes and fees could increase at any time. From time to time, various state and federal legislators and officials have proposed changes in tax laws or in the administration of such laws, including increases in tax rates, which would affect the gaming industry. Economic conditions could intensify the efforts of federal, state and local governments to raise revenues through increases in gaming taxes and fees. In addition, growing federal, state or local budget shortfalls resulting from the recent recession could prompt tax or fee increases. Any material increase in assessed taxes, or the adoption of additional taxes or fees in any of Tropicana's markets could materially adversely affect our

Gaming operations.
Our Gaming segment could be materially adversely affected by the occurrence of accidents, natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.
Natural disasters, such as hurricanes, floods, fires and earthquakes, could adversely affect our Gaming operations. Hurricanes are common to the areas in which Tropicana's Louisiana and Mississippi properties are located and the severity of such natural disasters is unpredictable. For example, in May 2011 both of Tropicana's properties in Greenville, Mississippi, Lighthouse Point and Jubilee were closed for approximately 29 days as a result of Mississippi River flooding causing substantial damage at its Lighthouse Point property and adversely affecting our Gaming operations at both properties. Similarly, in August 2011 Hurricane Irene and mandatory governmental evacuation orders for Atlantic City caused an approximate three-day closure of Tropicana AC's property, adversely affecting our Gaming operations. In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. We cannot predict the impact that any future natural disasters will have on Tropicana's ability to maintain its customer base or to sustain its business activities.
Moreover, Tropicana's riverboats will face additional risks from the movement of vessels on waterways, such as collisions with other vessels or damage from debris in the water. Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could materially adversely affect our Gaming operations.
Catastrophic events such as terrorist and war activities in the United States and elsewhere have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions), and tourism. In addition, any man-made or natural disasters in or around Tropicana's properties could have a materially adverse effect on our Gaming operations. We cannot predict the extent to which such events may affect Tropicana and, accordingly, our Gaming segment, directly or indirectly, in the future. We also cannot ensure that Tropicana will be able to obtain any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts.
In the future, the prolonged disruption at any of Tropicana's properties due to natural disasters, terrorist attacks, or other catastrophic events could materially adversely affect our Gaming operations.
Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks or acts of war or hostility. These events can create economic and political uncertainties that could adversely impact Tropicana's business levels. Furthermore, although Tropicana may have some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism may be unavailable.
Tropicana's properties, including riverboats and dockside facilities, are subject to risks relating to mechanical failure, weather and regulatory compliance.
All of Tropicana's facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as result of casualty, forces of nature, mechanical failure or extended or extraordinary maintenance, among other causes. In addition, Tropicana's gaming operations, particularly those conducted on riverboats or at dockside facilities, could be damaged or halted due to extreme weather conditions. For example, in May 2011 both of Tropicana's properties in Greenville, Mississippi, Lighthouse Point and Jubilee were closed for approximately 29 days as a result of Mississippi River flooding causing substantial damage at its Lighthouse Point property and thereby adversely affecting our Gaming operations. Similarly, in August 2011 Hurricane Irene and mandatory governmental evacuation orders for Atlantic City caused an approximate three-day closure of Tropicana AC's property, adversely affecting our Gaming operations.
Each of Tropicana's riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The U.S. Coast Guard requirements establish standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection or American Bureau of Shipping approval would preclude its use as a casino.
Except for Tropicana's riverboats that have opted for alternate inspection by the American Bureau of Shipping allowed in those gaming jurisdictions where Tropicana operates that provide for such alternative inspections, U.S. Coast Guard regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, alternative hull inspections may be approved. The U.S. Coast Guard may require that such hull inspections be conducted at a dry-docking facility and, if so required, the cost of travel to and from such docking facility, as well as the time required for inspections of the affected riverboats, could be significant. To date, the U.S. Coast Guard has allowed in-place inspections of Tropicana's riverboats. The U.S. Coast Guard may not allow these types of inspections in the future. The loss of a riverboat casino from service for any period of time could materially adversely affect our Gaming operations.
U.S. Coast Guard regulations also require certain of Tropicana's properties to prepare and follow certain security programs. In the first quarter of 2003, Casino Aztar implemented the American Gaming Association's Alternative Security

Program at its riverboat casino. In January of 2007, Casino Aztar implemented the Passenger Vessel Association program and remains with this program to date. Belle of Baton Rouge applies a customized alternative security program. The American Gaming Association's Alternative Security Program is specifically designed to address maritime security requirements at riverboat casinos and their respective dockside facilities. Changes to these regulations could adversely affect our Gaming operations.
Noncompliance with environmental, health and safety regulations applicable to Tropicana's hotels and casinos could adversely affect Tropicana's results of operations.
As the owner, operator and developer of real property, Tropicana must address, and may be liable for, hazardous materials or contamination of these sites and any other off-site locations at which any hazardous material that its activities generate are disposed. Tropicana's ongoing operations are subject to stringent regulations relating to the protection of the environment and handling of waste, particularly with respect to the management of wastewater from its facilities. Any failure to comply with existing laws or regulations, the adoption of new laws or regulations with additional or more rigorous compliance standards, or the more vigorous enforcement of environmental laws or regulations could limit Tropicana's future opportunities and, accordingly, could materially adversely affect our Gaming operations.
The concentration and evolution of the slot machine manufacturing industry could impose additional costs on Tropicana's operations.
A majority of Tropicana's gaming revenue is attributable to slot machines operated at its gaming facilities. It is important, for competitive reasons that Tropicana offer popular and technologically advanced slot machine games to its customers. A substantial majority of the slot machines sold in the United States in recent years were manufactured by a limited number of companies. A deterioration in the commercial arrangements with any of these slot machine manufacturers, or significant industry demand, could result in Tropicana being unable to acquire the slot machines desired by its customers or could result in manufacturers significantly increasing the cost of these machines. Going forward, the inability to obtain new and up-to-date slot machine games could impair Tropicana's competitive position and result in decreased gaming revenues at its casinos. In addition, increases in the costs associated with acquiring slot machine games could adversely Tropicana's profitability and, accordingly, have a material adverse effect on our Gaming segment.
In recent years, the prices of new slot machines have dramatically increased. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring gaming operators to execute participation lease arrangements for them to be able to offer such machines to patrons. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental fee. Such agreements may (depending on regulatory restrictions in the applicable jurisdiction) also include a percentage payment to the manufacturer based on the usage of the machine or the gaming company's receipts from the machine, sometimes referred to as “coin-in” or “net win” percentage payments. Generally, a slot machine participation lease is more expensive over the long term than the cost of purchasing a new slot machine. Tropicana has slot machine participation leases at each of its properties.
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
Tropicana's casino properties may be subject to extreme weather conditions, including, but not limited to, hurricanes and floods. In the future, such extreme weather conditions may interrupt its operations, damage its properties and reduce the number of customers who visit its facilities. Although Tropicana maintains both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption. We cannot assure you that Tropicana will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to Tropicana's affected properties and may cause visits to its affected properties to decrease for an indefinite period.
While Tropicana maintains insurance against many risks to the extent and in amounts that it believes are reasonable, these policies will not cover all risks. Furthermore, portions of Tropicana's businesses are difficult or impracticable to insure. Therefore, after carefully weighing the costs, risks and benefits of retaining versus insuring various risks, as well as the availability of certain types of insurance coverage, Tropicana occasionally may opt to retain certain risks not covered by its insurance policies. Retained risks are associated with deductible limits or self-insured retentions, partial self-insurance programs and insurance policy coverage ceilings.

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
Energy price increases may adversely affect our Gaming segment due to the significant amounts of energy used in Tropicana's operations.
Tropicana's casino properties use significant amounts of electricity, oil, natural gas and other forms of energy. Substantial increases in energy and fuel prices may negatively affect Tropicana's financial condition and results of operations in the future and, accordingly, our Gaming segment. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but the impact could be material. In addition, energy and gasoline price increases in cities that constitute a significant source of customers for Tropicana's properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at Tropicana's properties, which would negatively impact our Gaming segment's revenues. Further, increases in fuel prices, and resulting increases in transportation costs, could materially adversely affect our Gaming operations.
 A significant portion of Tropicana's indebtedness is subject to floating interest rates, which may expose it to higher interest payments.
A substantial portion of Tropicana's indebtedness is subject to floating interest rates, which makes it more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in its business. As of March 31, 2012, approximately $172 million of its indebtedness, which represents the outstanding balance under its New Term Loan Facility, was subject to floating interest rates. Tropicana currently has no hedging arrangements in place to mitigate the impact of higher interest rates.
Tropicana's indebtedness could adversely affect its business, financial condition and results of operations and prevent it from fulfilling its obligations under the terms of its indebtedness.
Tropicana's indebtedness could adversely affect its business, financial condition and results of operations and prevent it from fulfilling its obligations under the terms of its indebtedness. The terms of the New Term Loan Facility require it to comply with a first lien net leverage ratio and a total net leverage ratio. The New Term Loan Facility contains mandatory prepayment provisions from proceeds received by it and its subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). In addition, other covenants in the New Term Loan Facility may restrict its flexibility. Such covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions. Additionally, there may be factors beyond its control that could affect its ability to meet debt service requirements. Tropicana's ability to meet debt service requirements will depend on its future performance and its ability to sustain sales conditions in the markets in which it operates, the economy generally, and other factors that are beyond its control. Tropicana may need to refinance all or a portion of its indebtedness on or before maturity. Tropicana cannot assure that its businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. We cannot assure you that Tropicana will be able to refinance any of its indebtedness on commercially reasonable terms or at all. If Tropicana is unable to make scheduled debt payments or comply with the other provisions of its debt instruments, its lenders will be permitted under certain circumstances to accelerate the maturity of the indebtedness owing to them and exercise other remedies provided for in those instruments and under applicable law.
Railcar
The highly cyclical nature of the railcar industry and restricted credit markets may result in lower revenues during economic downturns.
The North American railcar market has been, and ARI expects it to continue to be, highly cyclical resulting in volatility in demand for its products and services. Though ARI has seen improvements in the railcar market in fiscal 2011, these improvements may or may not continue.
Although the railcar market is beginning to recover, the recent economic downturn adversely affected the overall railcar industry. Orders of ARI's railcars and other products slowed significantly between fiscal 2008 and fiscal 2010 resulting in decreased production rates and increased pricing pressures. ARI's new railcar orders fluctuated from approximately 2,510 in fiscal 2007, to approximately 280 in fiscal 2008, none in fiscal 2009 and approximately 2,590 in fiscal 2010.

Currently, ARI estimates that approximately 97% of its December 31, 2011 backlog will be shipped during fiscal 2012. ARI's failure to obtain new orders would materially adversely affect its business, financial condition and results of operations.    Downturns in part or all of the railcar manufacturing industry may occur in the future, resulting in decreased demand for ARI's products and services.
Most of the end users of ARI's railcars that it sells acquire them through leasing arrangements with its leasing company customers. The recent economic downturn and restricted credit markets have resulted in stricter borrowing conditions and, in some cases, higher interest rates for new borrowings, either of which could increase the cost of, or potentially deter, new leasing arrangements. These factors have caused and could in the future cause ARI's leasing company customers to purchase fewer railcars, which could materially adversely affect our Railcar operations.
ARI operates in a highly competitive industry and may be unable to compete successfully, which would materially adversely affect our Railcar operations.
ARI faces intense competition in all of its markets. In its railcar manufacturing business, ARI has four primary competitors. Any of these competitors may, from time to time, have greater resources than ARI does. ARI's current competitors may increase their participation in, or new competitors may enter into, the railcar markets in which it competes. Strong competition within the industry, which has been exacerbated by the recent economic downturn, has led to pricing pressures and could limit ARI's ability to maintain or increase prices or obtain better margins on its railcars. These pressures may intensify if consolidation among ARI's competitors occurs. If ARI produces any types of railcars other than what it currently produces, ARI will be competing with other manufacturers that may have more experience with that railcar type.
ARI also has intense competition in its railcar leasing business from railcar manufacturers, banks and other financial institutions. ARI is competing with certain of its significant customers through its entry into the railcar leasing market. Some of ARI's railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleet, competing directly with its new railcar leasing business and with leasing companies.
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
ARI depends upon a small number of customers that represents a large percentage of its revenues. The loss of any single significant customer, a reduction in sales to any such significant customer or any such significant customer's inability to pay ARI in a timely manner could materially adversely affect our Railcar operations.
Railcars are typically sold pursuant to large, periodic orders and therefore, a limited number of customers typically represent a significant percentage of railcar sales in any given year. ARI's top ten customers represented approximately 78%, 76% and 89% of its total consolidated revenues in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Moreover, ARI's top three customers accounted for approximately 53%, 58% and 84% of its total consolidated revenues in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The loss of any significant portion of its sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of its major customers could materially adversely affect our Railcar operations. If one of ARI's significant customers was unable to pay due to financial conditions, it could materially adversely affect our Railcar operations.
The cost of raw materials and components that ARI uses to manufacture railcars, particularly steel, are subject to escalation and surcharges and could increase. Any increase in these costs or delivery delays of these raw materials could materially adversely affect our Railcar operations.
The cost of raw materials, including steel, and components, including scrap metal, used in the production of ARI's railcars, represents more than half of its direct manufacturing costs per railcar. ARI has provisions in its current railcar manufacturing orders that allow it to pass on to its customers price fluctuations in and surcharges related to certain raw materials, including steel, as well as certain components. The number of customers to which ARI is not able to pass on price increases may increase in the future, and any such increase could adversely affect the operating margins and cash flows of our Railcar operations. Any fluctuations in the price or availability of steel, or any other material or component used in the production of ARI's railcars, could materially adversely affect our Railcar operations. Such price increases could reduce demand for ARI's railcars. If ARI is not able to pass on price increases to its customers, ARI may lose railcar orders or enter into contracts with less favorable contract terms, any of which could materially adversely affect our Railcar operations.
If any of ARI's raw material or component suppliers were unable to continue their businesses, the availability or price of the materials ARI uses could be adversely affected. Deliveries of ARI's raw materials and components may also fluctuate depending on various factors including supply and demand for the raw material or component, or governmental regulation relating to the raw material or component, including regulation relating to importation.
Fluctuations in the supply of components and raw materials ARI uses in manufacturing railcars, which are often only available from a limited number of suppliers, could cause production delays or reductions in the number of railcars it manufactures, which could materially adversely affect our Railcar operations.
ARI's railcar manufacturing business depends on the adequate supply of numerous railcar components, such as railcar wheels, axles, brakes, bearings, yokes, sideframes, bolsters and other heavy castings. Some of these components are only available from a limited number of domestic suppliers. Strong demand can cause industry-wide shortages of many critical components as reliable suppliers could reach capacity production levels. Supply constraints in its industry are exacerbated because, although multiple suppliers may produce certain components, railcar manufacturing regulations and the physical capabilities of manufacturing facilities restrict the types and sizes of components and raw materials that manufacturers may use. In addition, ARI does not carry significant inventories of certain components and procures many of its components on an as-needed basis. In the event that its suppliers of railcar components and raw materials were to stop or reduce the production of railcar components and raw materials that it uses, or refuse to do business with ARI for any reason, ARI's business would be disrupted. ARI's inability to obtain components and raw materials in required quantities or of acceptable quality could result in significant delays or reductions in railcar shipments and could materially adversely affect our Railcar operations.
If any of ARI's significant suppliers of railcar components were to shut down operations, its business and financial results could be materially adversely affected as it may incur substantial delays and significant expense in finding alternative sources. The quality and reliability of alternative sources may not be the same and these alternative sources may charge significantly higher prices.
Uncertainty surrounding acceptance of ARI's new railcar offerings by its customers, and costs associated with those new offerings, could materially adversely affect our Railcar operations.
ARI's strategy depends in part on its continued development and sale of new railcar designs to expand or maintain its market share in its current railcar markets and new railcar markets. Any new or modified railcar design that ARI develops may not gain widespread acceptance in the marketplace and any such products may not be able to compete successfully with existing railcar designs or new railcar designs that may be introduced by its competitors. Furthermore, ARI may experience significant initial costs of production of new railcar product lines related to training, labor and operating inefficiencies. To the extent that the total costs of production significantly exceed its anticipated costs of production, ARI may incur a loss on its sale of new railcar product lines.
Equipment failures, delays in deliveries or extensive damage to ARI's facilities, particularly its railcar manufacturing complexes in Paragould or Marmaduke, Arkansas, could lead to production or service curtailments or shutdowns.
An interruption in manufacturing capabilities at ARI's complexes in Paragould or Marmaduke, Arkansas or at any of its component manufacturing facilities, whether as a result of equipment failure or any other reason, could reduce, prevent or delay production of its railcars or railcar and industrial components, which could alter the scheduled delivery dates to its customers and affect its production schedule. This could result in the termination of orders, the loss of future sales and a negative impact to ARI's reputation with its customers and in the railcar industry, all of which could materially adversely affect our Railcar operations.
All of ARI's facilities are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods, tornadoes or weather conditions. ARI may experience plant shutdowns or periods of reduced production as a result of equipment failures, loss of power, delays in equipment deliveries, or extensive damage to any of its facilities, which could materially adversely affect our Railcar operations.
ARI's entry into the railcar leasing market may use significant amounts of cash and it may be unable to re-market railcars from expiring leases on favorable terms, which could adversely affect our Railcar operations.
ARI will utilize existing cash to manufacture railcars it leases to customers, while cash from lease revenue will be received over the term of the railcar lease or leases relating to those railcars. Depending upon the number of railcars that ARI leases and the amount of cash used in other operations, its cash balances could be depleted and limit its ability to support operations, maintain or expand its existing business, or take advantage of new business opportunities. ARI could also experience defaults on leases that could further constrain cash.
The failure to enter into commercially favorable railcar leases, re-lease or sell railcars upon lease expiration and successfully manage existing leases could materially adversely affect our Railcar operations. ARI's ability to re-lease or sell leased railcars profitably is dependent upon several factors, including the cost of and demand for leases or ownership of newer or specific use models, and the availability in the market of other used or new railcars.

A downturn in the industries in which its lessees operate and decreased demand for railcars could also increase ARI's exposure to re-marketing risk because lessees may demand shorter lease terms or newer railcars, requiring ARI to re-market leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. ARI's inability to re-lease or sell leased railcars on favorable terms could result in lower lease rates, lower lease utilization percentages and reduced revenues.
The variable purchase patterns of ARI's railcar customers and the timing of completion, customer acceptance and shipment of orders may cause its revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our Railcar segment quarterly and annual results.
Railcar sales comprised approximately 76%, 63% and 79% of our Railcar segment's total net sales and services revenues in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. ARI's results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that vary greatly year to year, as discussed above. The customer acceptance and title transfer or customer acceptance and shipment of ARI's railcars determine when it records the revenues associated with its railcar sales or leases. Given this, the timing of customer acceptance and title transfer or customer acceptance and shipment of ARI's railcars could cause fluctuations in our Railcar segment's quarterly and annual results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause ARI to slow down or halt its shipment and production schedules, which could materially adversely affect our Railcar operations.
As a result of these fluctuations, we believe that comparisons of ARI's sales and operating results between quarterly periods within the same year and between quarterly periods within different years may not be meaningful and, as such, these comparisons should not be relied upon as indicators of ARI's future performance.
Some of ARI's railcar services and component manufacturing employees belong to labor unions and strikes or work stoppages by them or unions formed by some or all of ARI's other employees in the future could adversely affect our Railcar operations.
As of December 31, 2011, the employees at ARI's sites covered by collective bargaining agreements, in the aggregate, represented approximately 14% of ARI's total workforce. Disputes with regard to the terms of these agreements or ARI's potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that ARI's relations with its union workforce will remain positive nor can we guarantee that union organizers will not be successful in future attempts to organize ARI's railcar manufacturing employees or employees at some of its other facilities. If ARI's workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, ARI could experience a significant disruption of its operations and higher ongoing labor costs. In addition, ARI could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of its operations.
ARI manufacturer's warranties expose it to potentially significant claims.
ARI may be subject to significant warranty claims in the future relating to workmanship and materials. These types of warranty claims could result in costly product recalls, significant repair costs and damage to ARI's reputation, which could materially adversely affect our Railcar operations. Unresolved warranty claims could result in users of its products bringing legal actions against ARI.
If ARI is unable to protect its intellectual property and prevent its improper use by third parties, ARI's ability to compete in the market may be harmed.
Various patent, copyright, trade secret and trademark laws afford only limited protection and may not prevent ARI's competitors from duplicating its products or gaining access to its proprietary information and technology. These means also may not permit ARI to gain or maintain a competitive advantage. As ARI expands internationally, through its joint ventures or otherwise, it becomes subject to the risk that foreign intellectual property laws will not protect ARI's intellectual property rights to the same extent as intellectual property laws in the U.S.
Any of ARI's patents may be challenged, invalidated, circumvented or rendered unenforceable. ARI cannot guarantee that it will be successful should one or more of its patents be challenged for any reason. If ARI's patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded its products could be impaired, which could significantly impede its ability to market its products, negatively affect its competitive position and materially adversely affect our Railcar operations.
ARI's pending or future patent applications may not result in an issued patent and, if patents are issued to ARI, such patents may not provide meaningful protection against competitors or against competitive technologies. The U.S. Federal courts may invalidate ARI's patents or find them unenforceable. Competitors may also be able to design around ARI's patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on ARI's sales. If ARI's intellectual property rights are not adequately protected, it may not be able to commercialize it technologies, products or services and its competitors could commercialize its technologies, which could result in a decrease in ARI's sales and market share and could materially adversely affect our Railcar operations.
ARI's products could infringe the intellectual property rights of others, which may lead to litigation that itself could be costly, result in the payment of substantial damages or royalties, and prevent ARI from using technology that is essential to its products.
ARI cannot guarantee you that its products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against ARI, whether successful or not, could result in substantial costs and harm its reputation. Such claims and proceedings can also distract and divert ARI's management and key personnel from other tasks important to the success of ARI's business.
In the event of an adverse determination in an intellectual property suit or proceeding, or ARI's failure to license essential technology, its sales could be harmed and its costs could increase, which could materially adversely affect our Railcar operations.
Food Packaging
Viskase faces competitors that are better capitalized than it is, and the continuous-flow nature of the casings manufacturing process forces competitors to compete based on price in order to maintain volume, which could adversely affect our Food Packaging operations.
Viskase faces competition in the United States and internationally from competitors that may have substantially greater financial resources than it has. The cellulosic casings industry includes competitors that are larger and better capitalized than Viskase is. Currently, Viskase's primary competitors include Viscofan, S.A., Kalle Nalo GmbH and VT Holding Group, although new competitors could enter the market or competing products could be introduced. Although prices for small diameter cellulosic casings have experienced annual increases in recent years, and Viskase believes that the current output in its industry is generally in balance with global demand and that levels of capacity utilization are high, the continuous-flow nature of the casings manufacturing process has historically required competitors in its industry to compete based on price in order to maintain volume, which could result in lower pricing in future years. Viskase attempts to differentiate its products on the basis of product quality and performance, product development, service, sales and distribution, but Viskase and competitors in its industry have used price as a competitive factor in an attempt to obtain greater volumes. If prices decline, Viskase may not be able to achieve profitability, whereas certain of its competitors who are better capitalized may be positioned to absorb such price declines. Any of these factors could adversely affect our Food Packaging operations.
Viskase receives its raw materials from a limited number of suppliers, and problems with its suppliers could impair its ability to meet its customers' product demands.
Viskase's principal raw materials, paper and pulp, constitute an important aspect and cost factor of its operations. Viskase generally purchases its paper and pulp from a single source or a small number of suppliers. Any inability of its suppliers to timely deliver raw materials or any unanticipated adverse change in its suppliers could be disruptive and costly to Viskase. Viskase's inability to obtain raw materials from its suppliers would require it to seek alternative sources. These alternative sources may not be adequate for all of Viskase's raw material needs, nor may adequate raw material substitutes exist in a form that its processes could be modified to use. These risks could materially and adversely affect our Food Packaging operations.
Viskase's failure to efficiently respond to industry changes in casings technology could jeopardize its ability to retain its customers and maintain its market share.
Viskase and other participants in its industry have considered alternatives to cellulosic casings for many years. As resin technology improves or other technologies develop, alternative casings or other manufacturing methods may be developed that threaten the long-term sustainability and profitability of Viskase's cellulosic casings, which is its core product, and its fibrous casings. Viskase's failure to anticipate, develop or efficiently and timely integrate new technologies that provide viable alternatives to cellulosic casings, including plastic and film alternatives, may cause it to lose customers and market share to competitors integrating such technologies, which, in turn, would negatively impact our Food Packaging operations.
Sales of Viskase's products could be negatively affected by problems or concerns with the safety and quality of food products.
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
Business interruptions at any of Viskase's production facilities could increase its operating costs, decrease its sales or cause it to lose customers.
The reliability of Viskase's production facilities is critical to the success of its business. In recent years, Viskase has streamlined its productive capacity to be better aligned with its sales volumes. At current operating levels, Viskase has little or no excess production capacity for certain products. If the operations of any of its manufacturing facilities were interrupted or significantly delayed for any reason, including labor stoppages, Viskase may be unable to shift production to another facility without incurring a significant drop in production. Such a drop in production would negatively affect its sales and its relationships with its customers.
Viskase's international sales and operations expose it to political and economic risks in foreign countries, as well as to risks related to currency fluctuations, all of which could impair its ability to do business at the international level.
Viskase currently has manufacturing or sales and distribution centers in eight foreign countries: Brazil, Canada, France, Germany, Italy, Mexico, Philippines and Poland. Its international sales and operations may be subject to various political and economic risks, including, but not limited to, possible unfavorable exchange rate fluctuations or hyperinflation; changes in a country's or region's political or economic conditions; governmental regulations, including import and export controls; tariffs; limits on the repatriation of funds; and taxes. Viskase's sales to customers located outside the United States generally are subject to taxes on the repatriation of funds. In addition, international operations in certain parts of the world may be subject to international balance of payments difficulties that may raise the possibility of delay or loss in the collection of accounts receivable from sales to customers in those countries. Historically, net sales to customers located outside the United States represent the majority of Viskase's total net sales.
Should any of these risks occur, it could impair Viskase's ability to export its products or conduct sales to customers located outside of the United States and result in a loss of sales and profits from its international operations.
Continued consolidation of Viskase's customers and increasing competition for those customers may put pressure on its sales volumes and revenues.
In recent years, the trend among Viskase's customers has been towards consolidation within the meat processing industry. These consolidations have enhanced the purchasing power of its customers who, not being contractually obligated to purchase its products, tend to exert increased pressure with respect to pricing terms, product quality and new products. As Viskase's customer base continues to consolidate, the already high level of competition for the business of fewer customers is expected to intensify. If Viskase does not continue to enhance the value of its product offering in a way that provides greater benefit to its customers, Viskase's sales volumes and revenues could decrease.
Viskase's intellectual property rights may be inadequate or violated, or it may be subject to claims of infringement, both of which could negatively affect its financial condition.
Viskase relies on a combination of trademarks, patents, trade secret rights and other rights to protect its intellectual property. Viskase's trademark or patent applications may not be approved and its trademarks or patents may be challenged by third parties. Viskase cannot be certain that the steps it has taken will prevent the misappropriation of its intellectual property, particularly in foreign countries where the laws may not protect its rights as fully as the laws of the United States. From time to time, it has been necessary for Viskase to enforce its intellectual property rights against infringements by third parties, and Viskase expects to continue to do so in the ordinary course of its business. Viskase also may be subjected to claims by others that it has violated their intellectual property rights. Even if Viskase prevails, third party-initiated or company-initiated claims may be time consuming and expensive to resolve, and may result in a diversion of Viskase's time and resources. The occurrence of any of these factors could diminish the value of its trademark, patent and intellectual property portfolio, increase competition within its industry and negatively impact its sales volume and revenues.
A substantial portion of Viskase's business is conducted through foreign subsidiaries, and its failure to generate sufficient cash flow from these subsidiaries, or otherwise repatriate or receive cash from these subsidiaries, could result in its inability to repay its indebtedness.
Viskase's sales to customers located outside the United States are conducted primarily through subsidiaries organized under the laws of jurisdictions outside of the United States. Viskase's ability to meet its debt service obligations with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to contractual or other restrictions and other business considerations. In particular, to the extent Viskase's foreign subsidiaries incur additional indebtedness to expand its operations, the ability of its foreign subsidiaries to provide us cash may be limited. In addition, dividend and interest payments to Viskase from its foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds it receives from such foreign subsidiaries. Dividends and other distributions from Viskase's foreign subsidiaries may also be subject to fluctuations in currency exchange rates and restrictions on repatriation, which could further reduce the amount of funds it receives from such foreign subsidiaries.
Metals
The principal markets served by our scrap metals business are highly competitive. We may have difficulty competing with companies that have a lower cost structure than ours.
Our scrap metals business operates in a highly competitive environment. We primarily provide products and services to industrial companies. Many other companies offer the same or similar products and services and compete with our metals business on a number of bases including, but not limited to: (i) price; (ii) quality of service; (iii) proximity to the consumer; (iv) proximity to sources of supply; (v) local or regional presence; (vi) technology; (vii) safety performance; and (viii) financial strength. Some of these competitors have greater financial resources or are larger and have more diverse businesses. In addition, we also face increased competition from steel mills that are vertically integrated into the scrap metal business. Some of our foreign competitors may be able to pursue business opportunities without regard for the laws and regulations with which we must comply, such as environmental regulations. These companies may have a lower cost structure, and more operating flexibility and consequently they may be able to offer better prices and more services than we can. We cannot assure you that we will be able to compete successfully with these companies. In addition to larger companies, we compete with many smaller competitors operating locally in this highly fragmented market. Some of these smaller companies may have lower operating costs and may be able to compete more effectively on price.
Prices of commodities are volatile and markets are competitive.
Our Metals segment is exposed to commodity price risk during the period that it has title to products that are held in inventory for processing and/or resale. Prices of commodities, including scrap metals, can be volatile due to numerous factors beyond PSC Metals' control, including:

•	general economic conditions;

•	labor costs;

•	domestic and import competition;

•	financial condition of its major customers;

•	access and costs associated with transportation systems;

•	the availability and relative pricing of scrap metal substitutes; and

•	import duties, ocean freight costs, tariffs and currency exchange rates.

In an increasing purchase price environment for raw materials, competitive conditions may limit PSC Metals' ability to pass on price increases to its consumers. In a decreasing sales price environment for processed scrap, PSC Metals may not have the ability to fully recoup the cost of raw scrap metal it processes and sells to its customers. New entrants into its markets could result in higher purchase prices for raw materials and lower margins from our scrap metals. Prices in the scrap metal industry are established and adjusted monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the scrap metals industry.
Our Metals segment operates in industries that are cyclical and demand can be volatile. Adverse conditions in the steel industry could negatively affect demand for its materials.
The operating results of the scrap metals recycling industry in general, and PSC Metals' operations specifically, are highly cyclical and dependent on general domestic and international economic conditions. Historically, in periods of national recession or slowing economic growth, the operating results of scrap metals recycling companies have been materially and adversely affected. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn. As a result of the recent global economic crisis and uneven recoveries in the steel, automotive, industrial equipment, construction and other industries, PSC Metals has experienced significant fluctuations in supply, demand and pricing for its products, which could continue to adversely affect our Metals operations.
Increases in steel imports and decreases in scrap exports could adversely affect the demand for scrap metals domestically.
Our scrap metals business may be adversely affected by increases in steel imports into the United States, which will have an adverse impact on domestic steel production and a corresponding adverse impact on the demand for scrap metals domestically. Our scrap metals business may be adversely affected by decreases of scrap exports out of the United States to export markets such as Turkey, China, South Korea, India and Vietnam which could negatively impact demand prices for scrap metals globally. Additionally, our scrap metals business could be negatively affected by strengthening in the U.S. dollar or increased freight costs which could negatively impact export sales and a stronger U.S. dollar could also attract imports of scrap or scrap substitutes, reducing demand for our scrap metals.
A significant increase in the use of scrap metals alternatives by consumers of processed scrap metals could reduce demand for PSC Metals' products.
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
Unanticipated disruptions in our operations or slowdowns by our shipping companies could adversely affect our ability to deliver our products, which could materially and adversely affect our revenues and our relationship with our consumers.
PSC Metals' ability to process and fulfill orders and manage inventory depends on the efficient and uninterrupted operation of its facilities. In addition, its products are usually transported to customers by third-party truck, rail carriers and barge services. As a result, PSC Metals relies on the timely and uninterrupted performance of third-party shipping companies. Any interruption in its operations or interruption or delay in transportation services could cause orders to be canceled, delivered late, or receipt of goods to be refused or result in higher transportation costs. As a result, PSC Metals' relationships with its customers and its revenues and results of operations and financial condition could be materially and adversely affected.
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
PSC Metals has completed a number of recent acquisitions and it expects to continue making acquisitions of complementary businesses that enhance its customer base and related markets. Execution of its acquisition strategy involves a number of risks including:

•	inaccurate assessment of or undisclosed liabilities;

•	difficulty integrating the personnel and operations of the acquired businesses;

•	potential loss of key employees or customers of the acquired businesses;

•	difficulties in realizing anticipated cost savings, efficiencies and synergies;

•	inability to maintain uniform standards, controls and procedures;

•	managing the growth of a larger company; and

•	diversion of our management's attention from our everyday business activities.

Our scrap metals business presents significant risk of injury or death.
Because of the heavy industrial activities conducted at PSC Metals' facilities, there exists a risk of serious injury or death to our employees or other visitors notwithstanding the safety precautions PSC Metals takes. PSC Metals' scrap metals business is subject to regulation by federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration. While PSC Metals has in place policies to minimize such risks, it may nevertheless be unable to avoid material liabilities for any death or injury that may occur in the future and these types of incidents may have a material adverse effect on our Metals operations.

Our scrap metals business is subject to stringent regulations, particularly under applicable environmental laws.
PSC Metals is subject to comprehensive local, state and federal statutory and regulatory environmental requirements relating to, among others:

•	the acceptance, storage, handling and disposal of solid, hazardous and Toxic Substances Control Act waste;

•	the discharge of materials into the air;

•	the management and treatment of wastewater and storm water;

•	the remediation of soil and groundwater contamination;

•	the restoration of natural resource damages; and

•	the protection of its employees' health and safety.

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
Increasing energy and freight costs could increase PSC Metal's operating costs.
The availability and cost of freight and energy, such as electricity, natural gas and diesel fuel, is important in the manufacture and transport of PSC Metals' products. Its operations consume substantial amounts of energy, and its operating costs generally increase when energy costs rise. Factors that may affect PSC Metals' energy costs include significant increases in fuel, oil or natural gas prices, unavailability of electrical power or other energy sources due to droughts, hurricanes or other natural causes or due to shortages resulting from insufficient supplies to serve customers, or interruptions in energy supplies due to equipment failure or other causes. During periods of increasing energy and freight costs, PSC Metals may be unable to fully recover its operating cost increases through price increases without reducing demand for its products. PSC Metals' financial results could be adversely affected if it is unable to pass these increases on to its customers or if it is unable to obtain the necessary freight and energy.
Our scrap metals operations are outside and affected by severe changes in the weather. Severe weather or equipment failures may lead to production curtailments or shutdowns.
All of PSC Metals' scrap yards can be affected by severe weather and yards that are located adjacent to rivers are subject to potential flooding, all of which can result in production curtailments or shutdowns, which could adversely impact our Metals operations. Our scrap metals business' recycling and manufacturing processes depend, in part, upon shredders, which could be out of service temporarily as a result of unanticipated failures. As a result, PSC Metals may experience interruptions in its scrap metals business' processing and production capabilities, which could have a material adverse effect on our Metals operations.
Real Estate
Economic downturns may have an adverse effect on the real estate market more than on other industries and its recovery may lag behind the economy as a whole.
Sales of our vacation properties in New Seabury, Massachusetts and Florida rely heavily on favorable credit markets and a robust economy. Sale or leasing, including lease renewals, of the commercial properties in our net lease portfolio also rely heavily on financially healthy buyers and tenants. During economic downturns, the value of our real estate portfolio may decline. We cannot assure that our Real Estate operations will be able to recoup its investments in its residential properties or continue to sell or lease its commercial properties at profitable rates. If commercial real estate leases expire during an economic downturn, there can be no assurance that the renewed rents will equal or exceed prior rents, and cost of tenant improvements and other costs would adversely impact property values.
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
Home Fashion
WPH has had a history of sales declines, net losses and negative cash flow from operations. In fiscal 2011 WPH generated positive cash flows from operations for the first time. However, WPH can provide no assurance that it will ever generate income or continue to provide positive cash flows from operations.
WPH has had a history of significant net losses. In addition, our Home Fashion segment has not generated positive cash flows from its operations until fiscal 2011. For fiscal 2011, our Home Fashion segment generated positive cash flow from operations of $21 million, primarily due to changes in working capital. For fiscal 2010 and fiscal 2009, our Home fashion segment had net cash used in operating activities of $50 million and $54 million, respectively.
We can provide no assurance that our Home Fashion segment will ever generate income or continue to generate positive cash flows from operations. Unless WPH is able to continue to generate positive cash flows from its operations, WPH will continue to require external financing to operate its business, for which WPH has no commitments after June 2012 when its revolving credit agreement expires.
In light of the recent operating performance and challenging industry conditions, our Home Fashion segment is considering various strategic alternatives which may include, without limitation, joint ventures, other forms of strategic alliances and/or a sale or divestiture of all or a significant portion of its assets.
In light of WPH's recent operating performance and challenging industry conditions, we are considering various strategic alternatives which may include, without limitation, joint ventures, other forms of strategic alliances, and/or a sale or divestiture of all or a significant portion of WPH's assets. We cannot determine whether any of these transactions will be consummated or, if so, upon what terms.  Any sale of WPH may result in consideration that is materially less than the carrying value of our investment in WPH.
WPH has a limited operating history and acquired its business from the former owners through bankruptcy proceedings in 2005. Certain of the issues that contributed to WestPoint Stevens filing for bankruptcy continue to affect WPH's business operations and financial condition.
WPH commenced operations on August 8, 2005 concurrent with the acquisition of assets from WestPoint Stevens as part of its bankruptcy reorganization. Certain of the issues that contributed to WestPoint Stevens' filing for bankruptcy, such as intense industry competition, the inability to produce goods at a cost competitive with overseas suppliers, the increasing prevalence of direct sourcing by principal customers and continued incurrence of overhead costs associated with an enterprise larger than the current business can profitably support, continue to exist and may continue to adversely affect our Home Fashion operations.
The home fashion industry is cyclical, seasonal and highly correlated to home sales.
The home fashion industry is both cyclical and seasonal, which affects WPH's performance. Traditionally, the home fashion industry is seasonal, with a peak sales season in the fall. In response to this seasonality, WPH increases its inventory levels during the first six months of the year to meet customer demands for the peak fall season. In addition, the home fashion industry is traditionally cyclical and WPH's performance may be negatively affected by downturns in consumer spending. The home fashion industry is also highly correlated to home sales, and WPH's performance has been negatively affected by the downturn in this market.
The loss of any of WPH's large customers could have an adverse effect on its business.
During fiscal 2011, WPH had seven customers that accounted for approximately 63% of its net sales. Other retailers have indicated that they intend to significantly increase their direct sourcing of home fashion products from foreign sources. The loss of any of WPH's largest accounts, or a material portion of sales to those accounts, would have an adverse effect upon WPH's business, which could be material.
A substantial portion of WPH's sales are derived from licensed designer brands. The loss of a significant license could have an adverse effect on its business.
A substantial portion of WPH's sales is derived from licensed designer brands. The loss of a significant license could have a material adverse effect on its business. The only licensed brand that contributed greater than 10% of WPH's net sales for each of fiscal 2011, fiscal 2010 and fiscal 2009 was “Ralph Lauren,” which contributed approximately $61 million, $137 million, and $113 million, respectively, during such periods. The license agreements for these designer brands generally are for a term of two or three years. Some of the licenses are automatically renewable for additional periods, provided that sales thresholds set forth in the license agreements are met. The loss of a significant license could have an adverse effect upon WPH's business, which effect could be material. Under certain circumstances, these licenses can be terminated without WPH's consent due to circumstances beyond WPH's control.
WPH currently operates as a licensee to Ralph Lauren Home in the product categories of utility bedding and blankets. As a result of an ongoing strategic effort on the part of Ralph Lauren to take certain of its licensed businesses in-house, WPH's license with Ralph Lauren in such categories (other than utility bedding and blankets) terminated on April 30, 2011. WPH will continue to supply fashion bed and bath products, made at WPH's facility in Bahrain and at its joint venture facility in Pakistan to Ralph Lauren as a vendor, rather than a licensee. WPH's license with Ralph Lauren in the utility bedding and blanket categories, which was set to expire on December 31, 2010, has been extended to December 31, 2012. There is no assurance that in the aggregate the revenue stream from new sales to Ralph Lauren in the future that result from WPH's new role as a vendor to Ralph Lauren will equal the aggregate revenue stream generated from WPH acting as a licensee in prior years.
During fiscal 2010 there was a shortage of the principal raw materials WPH uses to manufacture its products, particularly cotton and cotton yarn that forced WPH to pay significantly more for those materials. Any similar or future shortages would increase WPH's cost of goods and cause WPH to increase its prices, which could have an adverse effect on WPH's operations, and, to the extent WPH is not able to pass the cost increases to its customers, the margins on WPH products will be decreased.
Any shortage in the raw materials WPH uses to manufacture its products could adversely affect WPH's operations. The principal raw materials that WPH uses in the manufacture of its products are cotton of various grades and staple lengths and polyester and nylon in staple and filament form. During fiscal 2010, there was a shortage of cotton and cotton yarn that forced WPH to pay significantly more for those materials. The shortage has been somewhat mitigated since the first half of fiscal 2011. The shortages resulted from weather problems in Pakistan, which decreased cotton production, as well as increased internal usage in India and China. In addition, these countries, as well as other countries in the region, decreased exports to protect domestic supplies. Furthermore, the shortages experienced resulted in the unwillingness of many producers to enter into long-term supply agreements, which resulted in increased price volatility. These shortages further resulted in increased prices for other raw materials, including polyester and nylon. The increases in production costs negatively affected WPI's operating margins for fiscal 2010 and the first half of fiscal 2011. In addition, limited availability in freight transportation options have on occasion increased WPH's aggregate costs of raw materials. WPH has not historically been able to pass all these cost increases to its customers through increased prices and, when that is the case, the margins on WPH's products have decreased. To the extent WPH increases the prices of its products to take into account any increased costs, WPH's sales may be negatively affected. Any shortage event may also impact the availability of raw materials, thereby adversely impacting the timing and volume of WPH net sales.
The home fashion industry is very competitive and WPH's success depends on its ability to compete effectively in its market.
The home fashion industry is highly competitive. WPH's future success will, to a large extent, depend on its ability to be a low-cost producer and to remain competitive. WPH competes with both foreign and domestic companies on the basis of price, quality and customer service. WPH's future success depends on its ability to remain competitive in the areas of marketing, product development, price, quality, brand names, manufacturing capabilities, distribution and order processing. Any failure to compete effectively could adversely affect WPH's sales and, accordingly, our Home Fashion operations. Additionally, the easing of trade restrictions over time has led to growing competition from low-priced products imported from Asia and Latin America. The lifting of import quotas in 2005 has accelerated the loss of WPH's market share.
WPH has increased the percentage of its products that are made overseas. There is no assurance that WPH will be successful in obtaining goods of sufficient quality on a timely basis and on advantageous terms. WPH is subject to additional risks relating to doing business overseas.
WPH has increased the percentage of its products that is made overseas and faces additional risks associated with these efforts. WPH currently has a manufacturing facility that it owns through a subsidiary in Bahrain and a manufacturing facility that WPH partially owns pursuant to a joint venture in Pakistan. WPH also has a sourcing office in China and purchases from manufacturers in many foreign countries. WPH has only limited experience in overseas procurement and, accordingly, WPH cannot assure you that it will be successful in obtaining goods of sufficient quality on a timely basis and on advantageous terms.
Recent civil unrest in Bahrain has not affected WPH's operations in that country to date, but we cannot assure you that future events in Bahrain or the other foreign countries in which WPH has operations will not have a material adverse effect on WPH's business and foreign assets and the cost or availability of its goods.

There has been consolidation of retailers of home fashion products that may reduce WPH's profitability.
The consolidation of retailers of consumer goods has resulted in certain retailers having a greater ability to secure more favorable terms from vendors. Retailers' pricing leverage has resulted in a decline in WPH's unit pricing and margins and resulted in a shift in product mix to more private label programs. If WPH is unable to diminish the decline in its pricing and margins, WPH may not be able to achieve profitability.
WPH continues to restructure its operations but these efforts may not be successful.
To improve WPH's competitive position, WPH intends to continue to significantly reduce its cost of goods sold by restructuring some of WPH's remaining operations in the plants located in the United States, increasing production within WPH's non-U.S. facilities and joint venture operation and sourcing goods from lower-cost overseas facilities and vendors. There is no assurance that WPH will be successful in its continuing restructuring efforts, the failure of which could adversely impact WPH's profitability and ability to compete effectively.
The retail industry in the United States is highly competitive and subject to the various economic cycles of consumer demand. WPH is subject to the retailers' demand for products as manifest by underlying consumer spending. WPH may incur adverse financial consequences if WPH's retail customers experience adverse financial results.
Retailers of consumer goods are dependent upon consumer spending. In turn, consumer spending is broadly a function of the overall economic environment. Given the weaknesses in the overall economy, and in the home sales market specifically, the level of consumer retail spending for home textile products is likely to decline, which would have an adverse impact on WPH's business and financial results. In the current unsettled economic environment, the indicators are that consumers are not purchasing discretionary goods to the extent they have in the past. To the extent that retailers of consumer goods are faced with financial difficulties due to weakened consumer demand, depending upon the amount of business that WPH does with any such customer, WPH's financial results may be adversely affected. This adverse impact could arise out of the potential recoverability of a receivable from a financially impaired retailer or from a customer doing less business with WPH. WPH believes it maintains adequate receivable reserves for specifically known events and an overall general provision for unknown circumstances. However, depending upon the magnitude of any future unknown event, these reserves may not be sufficient.
WPH is subject to various U.S. federal, state and local and foreign laws, rules and regulations. If WPH does not comply with these laws, rules and regulations, it may incur significant costs in the future to become compliant.
WPH is subject to various U.S. federal, state and local and foreign laws, rules and regulations governing, among other things, the discharge, storage, handling, usage and disposal of a variety of hazardous and non-hazardous substances and wastes used in, or resulting from, WPH's operations, including potential remediation obligations under those laws and regulations. WPH's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitations for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. Although WPH does not expect that compliance with any of these laws, rules and regulations will materially adversely affect our Home Fashion operations, WPH cannot assure you that regulatory requirements will not become more stringent in the future or that WPH will not incur significant costs to comply with those requirements.
Icahn Enterprises Holdings' Investments
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
We have entered into a covered affiliate agreement, pursuant to which we (and certain of our subsidiaries) have agreed, in general, to be bound by certain restrictions on our investments in any assets that the General Partners deem suitable for the Investment Funds, other than government and agency bonds, cash equivalents and investments in non-public companies. We and our subsidiaries will not be restricted from making investments in the securities of certain companies in which Mr. Icahn or companies he controlled had an interest in as of the date of the initial launch of the Investment Funds, and companies in which we had an interest as of the date of the acquisition of the partnership interests on August 8, 2007 of our Investment business. We and our subsidiaries, either alone or acting together with a group, will not be restricted from (i) acquiring all or any portion of the assets of any public company in connection with a negotiated transaction or series of related negotiated transactions or (ii) engaging in a negotiated merger transaction with a public company and, pursuant thereto, conducting and completing a tender offer for securities of the company.
We have made significant investments in the Investment Funds and negative performance of the Investment Funds may result in a significant decline in the value of our investments.
We have interests aggregating approximately $3.2 billion in the Investment Funds. If the Investment Funds experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.
Our investments may be subject to significant uncertainties.
Our investments may not be successful for many reasons, including, but not limited to:

•	fluctuations of interest rates;

•	lack of control in minority investments;

•	worsening of general economic and market conditions;

•	lack of diversification;

•	the success of the Investment Funds' activist strategies;

•	fluctuations of U.S. dollar exchange rates; and

•	adverse legal and regulatory developments that may affect particular businesses.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.
Exhibit 101(1)
The following financial information from Icahn Enterprises Holdings' Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2012, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (vi) the Notes to the Consolidated Financial Statements.

(1)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/ SungHwan Cho
SungHwan Cho, Chief Financial Officer

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/ Peter Reck
Peter Reck, Chief Accounting Officer

Date: May 4, 2012