Form 10-Q
period 2012-06-30
ICAHN ENTERPRISES HOLDINGS L.P.
filed 2012-08-10
CIK 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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
Yes ☐ No ☒

ICAHN ENTERPRISES HOLDINGS L.P.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
 (In millions)

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Cash and cash equivalents	$3,209	$2,278
Cash held at consolidated affiliated partnerships and restricted cash	1,372	4,979
Investments	5,386	8,938
Accounts receivable, net	1,865	1,424
Due from brokers	128	30
Inventories, net	1,862	1,344
Property, plant and equipment, net	6,220	3,505
Goodwill	2,023	1,127
Intangible assets, net	1,208	899
Other assets	753	623
Total Assets	$24,026	$25,147
LIABILITIES AND EQUITY
Accounts payable	$1,379	$970
Accrued expenses and other liabilities	1,554	1,317
Deferred tax liability	1,319	556
Securities sold, not yet purchased, at fair value	548	4,476
Due to brokers	4	2,171
Post-employment benefit liability	1,303	1,340
Debt	8,196	6,463
Total liabilities	14,303	17,293

Commitments and contingencies (Note 18)

Equity:
Limited partner	4,859	4,087
General partner	(303)	(311)
Equity attributable to Icahn Enterprises Holdings	4,556	3,776
Equity attributable to non-controlling interests	5,167	4,078
Total equity	9,723	7,854
Total Liabilities and Equity	$24,026	$25,147

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Net sales	$3,707	$2,357	$6,106	$4,608
Other revenues from operations	204	183	396	376
Net gain from investment activities	278	590	336	1,207
Interest and dividend income	17	27	42	61
Other (loss) income, net	(1)	(15)	9	(32)
	4,205	3,142	6,889	6,220
Expenses:
Cost of goods sold	3,229	2,009	5,301	3,934
Other expenses from operations	108	104	214	212
Selling, general and administrative	337	304	646	623
Restructuring	9	1	16	4
Impairment	32	3	34	3
Interest expense	128	113	245	222
	3,843	2,534	6,456	4,998
Income before income tax benefit (expense)	362	608	433	1,222
Income tax benefit (expense)	88	(24)	118	(42)
Net income	450	584	551	1,180
Less: net income attributable to non-controlling interests	(210)	(295)	(262)	(651)
Net income attributable to Icahn Enterprises Holdings	$240	$289	$289	$529

Net income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$237	$286	$286	$524
General partner	3	3	3	5
	$240	$289	$289	$529

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$450	$584	$551	$1,180
Other comprehensive (loss) income, net of tax:
Post-employment benefits	—	4	9	5
Hedge instruments	—	(8)	14	(3)
Translation adjustments and other	(110)	31	(26)	118
Other comprehensive (loss) income, net of tax	(110)	27	(3)	120
Comprehensive income	340	611	548	1,300
Less: Comprehensive income attributable to non-controlling interests	(181)	(301)	(260)	(681)
Comprehensive income attributable to Icahn Enterprises Holdings	$159	$310	$288	$619

Comprehensive income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$157	$307	$285	$613
General partner	2	3	3	6
	$159	$310	$288	$619

Accumulated other comprehensive loss was $858 million and $855 million at June 30, 2012 and December 31, 2011, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions) (Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2011	$(311)	$4,087	$3,776	$4,078	$7,854
Net income	3	286	289	262	551
Other comprehensive income	—	(1)	(1)	(2)	(3)
Partnership contributions	5	505	510	—	510
Partnership distributions	—	(20)	(20)	—	(20)
Investment segment distributions	—	—	—	(79)	(79)
Acquisition of CVR	—	—	—	910	910
Changes in subsidiary equity and other	—	2	2	(2)	—
Balance, June 30, 2012	$(303)	$4,859	$4,556	$5,167	$9,723

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$551	$1,180
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain from securities transactions	(765)	(1,171)
Purchases of securities	(1,325)	(2,606)
Proceeds from sales of securities	5,558	3,639
Purchases to cover securities sold, not yet purchased	(4,872)	(1,150)
Proceeds from securities sold, not yet purchased	781	3,243
Changes in receivables and payables relating to securities transactions	(2,088)	(90)
Depreciation and amortization	253	220
Deferred taxes	(181)	(1)
Other, net	47	(35)
Changes in cash held at consolidated affiliated partnerships and restricted cash	3,608	(1,585)
Changes in other operating assets and liabilities	(160)	(264)
Net cash provided by operating activities	1,407	1,380
Cash flows from investing activities:
Capital expenditures	(429)	(218)
Acquisitions of businesses, net of cash acquired	(1,291)	(35)
Proceeds from sale of investments	170	—
Purchases of investments	(210)	—
Other, net	17	7
Net cash used in investing activities	(1,743)	(246)
Cash flows from financing activities:
Investment segment distributions	(17)	(2,073)
Investment segment contributions	—	250
Partnership contributions	510	—
Partnership distributions	(20)	(31)
Proceeds from issuance of senior unsecured notes	716	—
Proceeds from other borrowings	163	604
Repayments of borrowings	(63)	(253)
Other, net	(22)	(14)
Net cash provided by (used in) financing activities	1,267	(1,517)
Effect of exchange rate changes on cash and cash equivalents	—	25
Net increase (decrease) in cash and cash equivalents	931	(358)
Net change in cash of assets held for sale	—	2
Cash and cash equivalents, beginning of period	2,278	2,963
Cash and cash equivalents, end of period	$3,209	$2,607
Supplemental information:
Cash payments for interest, net of amounts capitalized	$192	$205
Net cash payments for income taxes	$50	$40
Net unrealized (loss) gain on available-for-sale securities	$(2)	$1
Redemptions payable to non-controlling interests	$—	$91
Investment in precious metal	$—	$150

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

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
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Gaming, Railcar, Food Packaging, Metals, Real Estate and Home Fashion. We also report the unconsolidated results of Icahn Enterprises Holdings, and investment activity and expenses associated therewith. Further information regarding our continuing reportable segments is contained in Note 3, “Operating Units,” and Note 14, “Segment Reporting.”
The accompanying consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes for the fiscal year ended December 31, 2011 (“fiscal 2011”) contained in Registration Statement on Form S-4 (333-179109-1), as amended, filed with the Securities and Exchange Commission ("SEC") on March 14, 2012. The consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature. Certain reclassifications from the prior year presentation have been made to conform to the current year presentation.
Our consolidated financial statements include the accounts of (i) Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises Holdings, in addition to those entities in which we have a controlling interest as a general partner interest or in which we may be the primary beneficiary of a variable interest entity (“VIE”). In evaluating whether we have a controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; (2) for VIEs of which we may be considered the primary beneficiary of such entities (see Note 5, “Investments and Related Matters-Investment,” for further discussion regarding the accounting and reporting of our VIEs); and (3) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.
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
Icahn Enterprises' Rights Offering
In connection with a certain rights offering consummated by Icahn Enterprises during the first quarter of the fiscal year ending December 31, 2012 ("fiscal 2012"), Icahn Enterprises distributed an aggregate 13,590,238 of its depositary units to its unitholders that subscribed to the basic subscription rights and the over-subscription rights and we received proceeds of $500 million.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, cash held at consolidated affiliated partnerships and restricted cash,

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

accounts receivable, due from brokers, accounts payable, accrued expenses and other liabilities and due to brokers are deemed to be reasonable estimates of their fair values because of their short-term nature.
See Note 5, “Investments and Related Matters,” and Note 6, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2012 was approximately $8.2 billion and $8.4 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2011 was each approximately $6.5 billion.
Restricted Cash
Our restricted cash balance was approximately $1.0 billion and $4.8 billion as of June 30, 2012 and December 31, 2011, respectively.
Adoption of New Accounting Standards
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-04, which amends Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures. This ASU clarifies among other things, the intent about the application of existing fair value requirements, including those related to highest and best use concepts, and also expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. This ASU clarifies that a reporting entity should disclose quantitative information about significant unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. Additionally, this ASU expands the disclosures for fair value measurements categorized within Level 3 where a reporting entity is required to include a description of the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  Additional disclosure is also required for any transfers between Level 1 and Level 2 of the fair value hierarchy of fair value measurements on a gross basis as well as additional disclosure of the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value. For many of the requirements, the FASB does not intend for this ASU to result in a change in the application of the requirements in FASB ASC Topic 820.  This update is effective during interim and annual periods beginning after December 15, 2011. The adoption of this ASU effective on January 1, 2012 had no impact on our financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, which amends FASB ASC Topic 220, Comprehensive Income. This ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update is effective during interim and annual periods beginning after December 15, 2011.  The adoption of this ASU effective January 1, 2012 had no impact on our financial position, results of operations or cash flows. In December 2011, the FASB issued ASU No. 2011-12, which defers certain provisions contained in ASU No. 2011-05, as discussed above, with respect to the requirement to present components of reclassifications of other comprehensive income on the face of the income statement or in the notes to the financial statements. However, this deferral does not impact the other requirements contained in the new standard on comprehensive income as described above. This update is effective during interim and annual periods beginning after December 15, 2011.  We complied with this deferral as we adopted ASU No. 2011-05 effective January 1, 2012.
In September 2011, the FASB issued ASU No. 2011-08, which amends FASB ASC Topic 350, Intangibles-Goodwill and Other. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB ASC Topic 350. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This update is effective during interim and annual periods beginning after December 15, 2011.  We adopted this ASU effective January 1, 2012.
In December 2011, the FASB issued ASU No. 2011-11, which amends FASB ASC Topic 210, Balance Sheet. This ASU

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective retrospectively for interim and annual periods beginning on or after January 1, 2013. We anticipate that the adoption of this guidance will have minimal impact to our current disclosures.
New Accounting Policies
As a result of acquiring a controlling interest in CVR Energy, Inc. ("CVR"), we have the following new accounting policies with respect to CVR, comprising our Energy segment.
Inventories - Energy
Our Energy segment inventories consist primarily of domestic and foreign crude oil, blending stock and components, work in progress, fertilizer products, and refined fuels and by-products. Inventories are valued at the lower of the first-in, first-out ("FIFO") cost, or market for fertilizer products, refined fuels and by-products for all periods presented. Refinery unfinished and finished products inventory values were determined using the ability-to-bear process, whereby raw materials and production costs are allocated to work-in-process and finished goods based on their relative fair values. Other inventories, including other raw materials, spare parts and supplies, are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.
Planned Major Maintenance Costs - Energy
The direct-expense method of accounting is used for planned major maintenance activities for our Energy segment. Maintenance costs are recognized as expense when maintenance services are performed. During the year ended December 31, 2011, the Coffeyville refinery completed the first phase of a two-phase major scheduled turnaround; during the first quarter of fiscal 2012, the Coffeyville refinery completed the second phase of the two-phase major scheduled turnaround. During the year ended December 31, 2010, the nitrogen fertilizer plant completed a major scheduled turnaround. Planned major maintenance costs are included in cost of goods sold in our consolidated financial statements when incurred. Planned major maintenance costs of $2 million were incurred for the period May 5, 2012 through June 30, 2012. Planned major maintenance activities for the nitrogen plant generally occur every two years. The required frequency of the maintenance varies by unit, for the refineries, but generally is every four to five years. The nitrogen fertilizer plants' and the Wynnewood refinery's next major maintenance activities are both scheduled for the fourth quarter of fiscal 2012.
Revenue Recognition - Energy
For our Energy segment, revenues for products sold are recorded upon delivery of the products to customers, which is the point at which title is transferred, the customer has the assumed risk of loss, and when payment has been received or collection is reasonably assumed. Deferred revenue represents customer prepayments under contracts to guarantee a price and supply of nitrogen fertilizer in quantities expected to be delivered in the next 12 months in the normal course of business. Excise and other taxes collected from customers and remitted to governmental authorities are not included in reported revenues.
Non-monetary product exchanges and certain buy/sell crude oil transactions which are entered into in the normal course of business are included on a net cost basis in cost of goods sold in the consolidated statement of operations.
CVR also engages in trading activities, whereby it enters into agreements to purchase and sell refined products with third parties. CVR acts as a principal in these transactions, taking title to the products in purchases from counterparties, and accepting the risks and rewards of ownership. CVR records revenue for the gross amount of the sales transactions, and records cost of goods sold in our consolidated financial statements.
Shipping Costs - Energy
For our Energy segment, pass-through finished goods delivery costs reimbursed by customers are reported in net sales, while an offsetting expense is included in cost of goods sold.
Filing Status of Subsidiaries
Federal-Mogul Corporation (“Federal-Mogul”), CVR Energy, Inc., American Railcar Industries, Inc. (“ARI”) and Tropicana Entertainment Inc. (“Tropicana”) are each a reporting entity under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and file annual, quarterly and current reports and proxy and information statements. Each of these reports is publicly available at www.sec.gov.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

2.	Acquisition.
Acquisition of CVR Energy, Inc.
On April 18, 2012, IEP Energy LLC (“IEP Energy”), a majority owned subsidiary of Icahn Enterprises Holdings, and certain other affiliates of Icahn Enterprises Holdings (collectively, the “IEP Parties”), entered into a Transaction Agreement (the “Transaction Agreement”) with CVR, with respect to IEP Energy's tender offer (the “Offer”) to purchase all of the issued and outstanding shares of CVR's common stock for a price of $30 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment right (the “CCP”) for each share of CVR common stock, which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR is executed on or prior to August 18, 2013 and such transaction closes.
The Offer expired on May 4, 2012. On May 7, 2012, we announced the results of the Offer.  A total of 48,112,317 shares of CVR common stock were validly tendered for $30 per share plus one CCP. As all of the terms and conditions of the Offer had been satisfied, IEP Energy accepted for payment all of the tendered shares, which represented approximately 55% of the outstanding shares of CVR common stock. Following the purchase of these shares, the IEP Parties owned approximately 70% of the outstanding shares of CVR common stock. Subsequent to the expiration of the Offer on May 4, 2012, IEP Energy extended the Offer through May 18, 2012.  As a result of the extension of the Offer and subsequent additional purchases of CVR common stock by IEP Energy, the IEP Parties increased their ownership in CVR.  As of June 30, 2012, IEP Energy owned approximately 82.0% of total outstanding common stock of CVR.
Pursuant to the Transaction Agreement, for a period of 60 days CVR solicited proposals or offers from third parties to acquire it. The 60-day period began on May 24, 2012 and ended on July 23, 2012 without any qualifying offers.
Certain affiliates of Carl C. Icahn, excluding Icahn Enterprises, contributed their shares of CVR common stock for their proportionate share of IEP Energy, and as a result own approximately 6.4% of IEP Energy as of June 30, 2012.
CVR is an independent petroleum refiner and marketer of high value transportation fuels in the mid-continental United States. CVR operates under two business units: petroleum and nitrogen fertilizer. See Note 3, "Operating Units-Energy," for further discussion regarding CVR.
For the six months ended June 30, 2012, we recognized less than $1 million in transaction fees that are included in selling, general and administrative in our consolidated statements of operations. These costs primarily relate to legal, accounting and other professional fees incurred since the first quarter of fiscal 2012 when we announced our intention to acquire a controlling interest in CVR.
Purchase Price Allocation
In accordance with FASB ASC Topic 805, Business Combinations, the application of purchase accounting requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values recorded as goodwill. If the fair value of the assets acquired and liabilities assumed exceeds the fair value of the consideration given, a bargain purchase has occurred which is recorded as a gain on acquisition. The allocation process requires, among other things, an analysis of acquired fixed assets, contracts and contingencies to identify and record the fair value of all assets acquired and liabilities assumed. We utilized a third-party appraiser to assist us in allocating the purchase price to the fair value of the assets acquired and liabilities assumed.
Estimates of fair value are based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond our reasonable control. The preliminary allocation of the fair value of the assets acquired is subject to additional adjustment to provide us with adequate time to complete the valuation of CVR's assets and liabilities.
The acquisition-date fair value of the equity interest in CVR held by IEP Energy immediately before May 4, 2012, the acquisition date, was $378 million based on a stock price of $30.05 per share of CVR common stock. We recognized a loss of less than $1 million as a result of remeasuring to fair value the equity interest in CVR held by IEP Energy.
In measuring the fair value of the CCP, we analyzed varying scenarios in both a closed-form model as well as a Monte Carlo simulation. As noted above, pursuant to the Transaction Agreement, for a period of 60 days CVR solicited proposals or

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

offers from third parties to acquire it. The 60-day period began on May 24, 2012 and ended on July 23, 2012 without any qualifying offers. Based on this, we concluded that it is highly unlikely that potential acquirers will be identified who will be able to consummate a transaction at a price per share high enough in the requisite time period in order to trigger payment of the CCP. Based on the foregoing considerations, the value of the CCP was deemed to be immaterial.
Prior to obtaining a controlling interest in CVR on May 4, 2012, we recorded net gains of approximately $102 million for the period January 1, 2012 through May 3, 2012 attributable to our ownership of CVR common stock. Such amounts are included in net gain from investment activities in our consolidated statements of operations.
The goodwill of $894 million arising from the acquisition is largely due to certain CVR factors, including CVR's location attributes, trained and assembled workforce, and a deferred tax liability offset adjustment, which arises from the nature of the stock transaction.  Specifically related to locational attributes, CVR is an inland refiner that buys the majority of its crude oil at prices linked to the West Texas Intermediate benchmark and then sells gasoline at prices based on global benchmarks like the North Sea Brent crude.  This is beneficial to CVR because oil production in the North American heartland is rising faster than the inland crude can be piped to available refiners; this oversupply has benefited the gross margins of Midwestern refiners such as CVR.  Based on the results of our preliminary purchase price allocation of CVR, goodwill of $652 million and $242 million was allocated to our Energy segment's petroleum and fertilizer reporting units, respectively. The allocation of goodwill to our Energy segment's reporting units will be subject to additional adjustments as we finalize our purchase price allocation.  None of the goodwill recognized is deductible for income tax purposes.
The fair value of the non-controlling interest in CVR Partners LP ("CVR LP") was estimated by applying a form of the income approach.  Key assumptions include growth rates and discount rates that ultimately result in a terminal value of approximately 6.5 times terminal earnings before interest, taxes, depreciation and amortization, which is consistent with the financial multiples observed for entities deemed similar to CVR LP.  We determined that adjustments to pro-rata value related to lack of control or lack of marketability attributes that market participants may consider when estimating the fair value of the non-controlling interest in CVR LP are immaterial.  This is due to the fact that CVR LP is a publicly traded entity that is operated in an efficient manner by an experienced management team and we do not believe that there is a material difference between controlling and non-controlling cash flows in the instant case.
The following table summarizes the consideration paid for CVR and amounts of the estimated fair values of identifiable assets acquired and liabilities assumed, as well as the fair value of the non-controlling interest in CVR as of May 4, 2012:

May 4, 2012
(in millions)
Cash paid for acquisition of CVR	$1,754
IEP Parties equity interest in CVR prior to acquisition of controlling interest(1)	378
Total purchase price	$2,132

Preliminary purchase price allocation:
Property, plant and equipment	$2,587
Intangible assets	358
Debt	(912)
Deferred tax liabilities	(827)
Other assets and liabilities, net	805
Fair value of identifiable net assets acquired	2,011
Fair value of non-controlling interests	(773)
Goodwill	894
$2,132
(1) Based on the Offer price of $30 per share of CVR common stock.
Unaudited Pro Forma Financial Information

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

The summary unaudited pro forma financial information presented below for the six months ended June 30, 2012 and 2011 give effect to the CVR acquisition as if it had occurred on January 1, 2011. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable. On December 15, 2011, CVR completed the acquisition of all the issued and outstanding shares of the Gary-Williams Energy Corporation ("GWEC"), including its two wholly owned subsidiaries (the "Wynnewood Acquisition"). The Wynnewood Acquisition was accounted for under the purchase method of accounting and, as such, CVR's results of operations include GWEC's results from operations from the periods commencing December 16, 2011. The unaudited pro forma condensed financial information presented below include the historical results of operations of CVR for the six months ended June 30, 2011 as adjusted for the pro forma effects of the acquisition of GWEC by CVR as if CVR had acquired GWEC on January 1, 2011. The unaudited pro forma financial information do not necessarily represent what would have occurred if the transaction had taken place in the respective periods and should not be taken as representative of our future consolidated results of operations.

	Six months ended June 30,
	2012	2011
	(in millions)
Revenues	$9,547	$10,061
Net income	490	1,385
Net income attributable to Icahn Enterprises Holdings	262	682

3.	Operating Units.
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
As a result of returning fee-paying capital to its investors on March 31, 2011, each of the Investment Funds no longer meets the criteria of an investment company as set forth in FASB ASC Paragraph 946-10-15-2, Financial Services-Investment Companies, and, therefore, the application of FASB ASC Section 946-810-45, Financial Services-Investment Companies-Consolidation, is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements as the Investment Funds would account for their investments as trading securities pursuant to FASB ASC Topic 320, Investments-Debt and Equity Securities, effective March 31, 2011. For those investments that fall outside the scope of FASB ASC Topic 320, or for those investments in which the Investment Funds would otherwise have been required to

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

account for under the equity method, the Investment Funds apply the fair value option to such investments. See Note 5, "Investments and Related Matters-Investment," for further discussion regarding this reconsideration event and its consolidation impact.
As a result of the return of fee-paying capital as described above, a special profits interest allocation of $9 million and an incentive allocation of $7 million were allocated to the General Partners at March 31, 2011. No further special profits interest allocation or incentive allocation will accrue in periods subsequent to March 31, 2011.
The fair value of our interest in the Investment Funds was approximately $2.1 billion and $3.1 billion as of June 30, 2012 and December 31, 2011, respectively.
Automotive
We conduct our Automotive segment through our majority ownership in Federal-Mogul.  Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction, alternative energies, environment and safety systems. Federal-Mogul serves the world's foremost original equipment manufacturers and servicers (“OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket.  As of June 30, 2012, Federal-Mogul was organized into four product groups: Powertrain Energy ("PTE"), Powertrain Sealing and Bearings ("PTSB"), Vehicle Safety and Protection ("VSP") and Global Aftermarket.
As of June 30, 2012, we owned approximately 77.2% of the total outstanding common stock of Federal-Mogul.
As previously announced, the board of directors of Federal-Mogul decided to segment Federal-Mogul's operating businesses into two separate and independent divisions. One division will focus primarily on the manufacture and sale of powertrain products to original equipment manufacturers while the other will consist of Federal-Mogul's global aftermarket as well as its brake, chassis and wipers businesses. Federal-Mogul has initiated several actions in connection with the creation of the two operating divisions, including the hiring of a new Chief Executive Officer for the aftermarket division and the identification of facilities that will be managed by each division.
Federal-Mogul's customers include the world's largest light and commercial vehicle OEs and major distributors and retailers in the independent aftermarket. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and developing markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions and changes in laws and regulations.
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $207 million and $203 million as of June 30, 2012 and December 31, 2011, respectively. Of those gross amounts, $207 million and $202 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of both June 30, 2012 and December 31, 2011, Federal-Mogul had no outstanding transferred receivables for which cash had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $363 million and $510 million for the three months ended June 30, 2012 and 2011, respectively, and $776 million and $923 million for the six months ended June 30, 2012 and 2011, respectively.
For the three months ended June 30, 2012 and 2011, expenses associated with transfers of receivables were $2 million and $3 million, respectively, and were recorded in the consolidated statements of operations within other (loss) income, net. For the six months ended June 30, 2012 and 2011, expenses associated with transfers of receivables were $3 million and $5 million, respectively. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities. Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $23 million for each of June 30, 2012 and December 31, 2011. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of June 30, 2012 and December 31, 2011, Federal-Mogul estimated the loss to be immaterial.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

Restructuring
During the three months ended June 30, 2012 and 2011, Federal-Mogul recorded $8 million and $0 million in restructuring charges, respectively. During the six months ended June 30, 2012 and 2011, Federal-Mogul recorded $14 million and $1 million in restructuring charges, respectively. As discussed below, the restructuring charges for the three months ended June 30, 2012 consist of employee-related costs related to a restructuring plan ("Restructuring 2012") announced in June 2012. The restructuring charges for the six months ended June 30, 2012 consist of employee costs related to Restructuring 2012 and headcount reduction actions associated with the aftermarket.
In June 2012, Federal-Mogul announced Restructuring 2012 to reduce or eliminate capacity at several high-cost VSP facilities and transfer production to lower-cost locations. Restructuring 2012 is anticipated to be completed within two years. In connection with the initial phase of Restructuring 2012, Federal-Mogul expects to incur restructuring charges totaling approximately $42 million, of which $31 million relate to employee costs and $11 million relate to facility costs.
 Thailand Manufacturing Facility Flood
In October 2011, a flood occurred at one of Federal-Mogul's manufacturing facilities in Ayutthaya, Thailand. This facility was partially submerged in the flood waters for a period of approximately six weeks, resulting in extensive damage to the facility and the loss of substantially all of its related equipment and inventory. A substantial portion of operations at the facility is currently suspended.
In addition to other coverage, Federal-Mogul believes its insurance policies provide for replacement of damaged property, sales value of destroyed inventory, reimbursement for losses due to interruption of business operations and reimbursement of expenditures incurred to restore operations. In February and April 2012, Federal-Mogul received $25 million and $5 million, respectively, in cash advances from its insurance carrier related to the flooding. Federal-Mogul has insurance recoverables of $0 million and $21 million recorded as of June 30, 2012 and December 31, 2011, respectively.
Pending Acquisition
On July 2, 2012, Federal-Mogul announced a definitive agreement to purchase the BERU spark plug business from BorgWarner Inc. This transaction is currently pending customary closing conditions and consultations, including competition authorities. This pending acquisition will add approximately $80 million in annualized sales to our Automotive segment.
Energy
We conduct our Energy segment through our majority ownership in CVR. We acquired a controlling interest in CVR on May 4, 2012. Refer to Note 2, "Acquisition," for further details.  CVR is an independent petroleum refiner and marketer of high value transportation fuels in the mid-continental United States. CVR operates under two business units: petroleum and nitrogen fertilizer. In addition, CVR owns the general partner and approximately 70% of the common units of CVR LP, a publicly traded limited partnership that is an independent producer and marketer of upgraded nitrogen fertilizers in the form of ammonia and urea ammonia nitrate, or UAN.
As of June 30, 2012, Icahn Enterprises Holdings owns 76.8% of the total outstanding common stock of CVR.
The following CVR entities are referenced elsewhere in this Quarterly Report on Form 10-Q: Coffeyville Resources, LLC ("CRLLC"); Coffeyville Resources Refining & Marketing, LLC ("CRRM") and Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF").
Petroleum business. CVR's petroleum business includes a 115,000 bpd complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpd crude oil unit refinery in Wynnewood, Oklahoma. In addition, CVR's supporting businesses include (1) a crude oil gathering system with a gathering capacity of approximately 40,000 bpd serving Kansas, Oklahoma, western Missouri, southwestern Nebraska and Texas, (2) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar Energy, LP's ("NuStar") refined products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 350 miles of CVR's owned and leased pipeline) that transports crude oil to its Coffeyville refinery from its Broome Station tank farm and associated crude oil storage tanks with a capacity of 1.2 million barrels, (4) crude oil storage tanks with a capacity of 0.5 million barrels in Wynnewood, Oklahoma, (5) an additional 3.3 million barrels of leased storage capacity located in Cushing, Oklahoma and other locations and (6) 1.0 million barrels of company owned crude oil storage in Cushing, Oklahoma.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

CVR's Coffeyville refinery is situated approximately 100 miles northeast of Cushing, Oklahoma, one of the largest crude oil trading and storage hubs in the United States and its Wynnewood refinery is approximately 130 miles southwest of Cushing. Cushing is supplied by numerous pipelines from U.S. domestic locations including Canada. The early June 2012 reversal of the Seaway Pipeline that now flows from Cushing, OK to the U. S. Gulf Coast has eliminated CVR's ability to source foreign waterborne crude oil from around the world, as well as deepwater U.S. Gulf of Mexico produced sweet and sour crude oil grades. In addition to rack sales (sales which are made at terminals into third party tanker trucks), CVR makes bulk sales (sales through third party pipelines) into the mid-continent markets via Magellan and into Colorado and other destinations utilizing the product pipeline networks owned by Magellan, Enterprise Products Operating, L.P., and NuStar.
Crude oil is supplied to CVR's Coffeyville refinery through its gathering system and by a Plains pipeline from Cushing, Oklahoma. CVR maintains capacity on the Spearhead and Keystone pipelines from Canada to Cushing. CVR also maintains leased storage in Cushing to facilitate optimal crude oil purchasing and blending. CVR's Coffeyville refinery blend consists of a combination of crude oil grades, including onshore and offshore domestic grades, various Canadian medium and heavy sours and sweet synthetics. CVR's Wynnewood refinery is capable of processing a variety of crudes, including West Texas sour, West Texas Intermediate, sweet and sour Canadian and other U.S. domestically produced crude oils. The access to a variety of crude oils coupled with the complexity of CVR's refineries allows CVR to purchase crude oil at a discount to WTI.
Nitrogen fertilizer business. The nitrogen fertilizer business consists of CVR's interest in CVR LP. CVR owns the general partner of CVR LP and approximately 70% of the common units of CVR LP. The nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility that is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a 1,225 ton-per-day ammonia unit, a 2,025 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability. In 2011, the nitrogen fertilizer business produced 411,189 tons of ammonia, of which approximately 72% was upgraded into 714,130 tons of UAN.
CVR LP's growth strategy includes expanding production of UAN and acquiring additional infrastructure and production assets. CVR LP is moving forward with a significant two-year plant expansion designed to increase CVR's UAN production capacity by 400,000 tons, or approximately 50%, per year. CVR LP anticipates completion of its two-year UAN plant expansion by January 1, 2013.
The primary raw material feedstock utilized in the nitrogen fertilizer production process is pet coke, which is produced during the crude oil refining process. In contrast, substantially all of the nitrogen fertilizer business' competitors use natural gas as their primary raw material feedstock. Historically, pet coke has been significantly less expensive than natural gas on a per ton of fertilizer produced basis and pet coke prices have been more stable when compared to natural gas prices. The nitrogen fertilizer business currently purchases most of its pet coke from CRRM pursuant to a long-term agreement having an initial term that ends in 2027, subject to renewal. On average, during the past five years, over 70% of the pet coke utilized by the nitrogen fertilizer plant was produced and supplied by CVR Energy's crude oil refinery in Coffeyville.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 381,000 square feet of gaming space with 7,128 slot machines, 229 table games and 6,045 hotel rooms with three casino facilities located in Nevada and one in each of Mississippi, Indiana, Louisiana, New Jersey and Aruba.
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
On November 15, 2010, the Investment Funds acquired 668,000 additional shares of Tropicana common stock. As a result of this purchase, the Investment Funds held, in the aggregate, 13,538,446 shares of Tropicana common stock, representing approximately 51.5% of the outstanding shares of Tropicana common stock. The additional purchase of shares of Tropicana common stock gave the Investment Funds a controlling interest and required us to consolidate Tropicana's financial

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

results effective November 15, 2010.
On April 29, 2011, the Investment Funds made a distribution-in-kind of 13,538,446 shares of Tropicana common stock with a value of $216 million to us in redemption of $216 million of our limited and general partner interests in the Investment Funds. The distribution transferred the ownership of the Tropicana common stock held by the Investment Funds directly to us. As a result of this transaction, we directly owned 51.5% of Tropicana's outstanding common stock. This distribution increased equity attributable to Icahn Enterprises Holdings by $27 million and decreased equity attributable to non-controlling interests by $27 million, representing the basis difference between the redemption value determined as of April 29, 2011.
In connection with Tropicana's completion of the Restructuring Transactions, Tropicana entered into a credit agreement, dated as of December 29, 2009 (the ''Exit Facility''). Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, collectively held over 50% of the loans thereunder. On June 30, 2011, the Investment Funds made a distribution-in-kind of the loans under the Exit Facility with a value of $71 million to us in redemption of $71 million of our general partner interests in the Investment Funds. The distribution transferred the ownership of the loans under the Exit Facility held by the Investment Funds directly to us. As a result of this transaction, we directly owned over 50% of the loans under the Exit Facility. In March 2012, Tropicana paid in full its Exit Facility and the Revolving Facility was canceled therewith. See Note 11, "Debt," for further discussion.
During the six months ended June 30, 2012, we acquired additional shares of Tropicana common stock.  As of June 30, 2012, we owned approximately 65.1% of the total outstanding common stock of Tropicana.
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
As of June 30, 2012, we owned approximately 55.6% of the total outstanding common stock of ARI.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates eight manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia and derives approximately 69% of its total net sales from customers located outside the United States. Viskase believes it is one of the two largest manufacturers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings. Viskase has completed the construction of a shirring plant in the Philippines to serve the Asian market. The plant is operating on a limited basis and will be scaled up over several years in accordance with our growth expectations for the Asian market. The 2012 capital investment, including machinery, was $5 million for the Philippines project, with a total capital investment to date of $11 million on the project. We anticipate that an additional $5 million of equipment will be added during the remainder of fiscal 2012 through the year ending December 31, 2016.
As of June 30, 2012, we owned approximately 71.4% of the total outstanding common stock of Viskase.
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
June 30, 2012 (Unaudited)

also operates a steel products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets.
Real Estate
Our Real Estate segment consists of rental real estate, property development and resort activities.
As of June 30, 2012, we owned 30 rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 324 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well.
As of June 30, 2012 and December 31, 2011, $75 million and $77 million, respectively, of the net investment in financing leases and net real estate leased to others which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
Home Fashion
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint Home LLC (“WPH”), a manufacturer and distributor of home fashion consumer products. WPH is engaged in the business of manufacturing, sourcing, designing, marketing, distributing and selling home fashion consumer products. WPH markets a broad range of manufactured and sourced bed, bath and basic bedding products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, featherbeds, bath and beach towels, bath accessories, bed skirts, bed pillows, flocked blankets, woven blankets and throws, and mattress pads. WPH recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPH receives a small portion of its revenues through the licensing of its trademarks.
WPH has transitioned the majority of its manufacturing to low-cost countries but continues to maintain its corporate offices and certain distributions operations in the United States.
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
A relatively small number of customers have historically accounted for a significant portion of WPH's net sales. WPH had five customers who accounted for approximately 61% and 52% of WPH's net sales for the six months ended June 30, 2012 and 2011, respectively.

4.	Related Party Transactions.
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
Investment
Until August 8, 2007, Icahn Management LP (“Icahn Management”) elected to defer most of the management fees from the Offshore Funds and such amounts remained invested in the Offshore Master Funds until April 30, 2012. Prior to March 31, 2011, the balance of the deferred management fees payable (included in accrued expenses and other liabilities) by Icahn Fund Ltd. to Icahn Management was included in our consolidated financial statements. As further discussed in Note 5, "Investments and Related Matters-Investment-Investment in Variable Interest Entities," because we are no longer considered the primary beneficiary of Icahn Fund Ltd. as of March 31, 2011, we deconsolidated the results and financial position of Icahn Fund Ltd. as

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

of such date.  As a result of deconsolidating Icahn Fund Ltd., our consolidated financial statements no longer contain this deferred management fee payable effective March 31, 2011.
Effective January 1, 2008, Icahn Capital LP (“Icahn Capital”) paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services.  Prior to January 1, 2008, Icahn & Co. LLC paid for such services.  Under a separate expense-sharing agreement, Icahn Capital charged Icahn Affiliates $0.4 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively and $0.9 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, accrued expenses and other liabilities in our consolidated balance sheets included $0.1 million to be applied to Icahn Capital's charges to Icahn Affiliates for services to be provided to them. There was no balance as of December 31, 2011.
In addition, effective January 1, 2008, certain expenses borne by Icahn Capital are reimbursed by Icahn Affiliates, as appropriate, when such expenses are incurred. The expenses include investment-specific expenses for investments acquired by both the Investment Funds and Icahn Affiliates that are allocated based on the amounts invested by each party, as well as investment-related expenses that are allocated based on estimated usage agreed upon by Icahn Capital and Icahn Affiliates. For each of the three months ended June 30, 2012 and 2011, these reimbursement amounts were $0.3 million and for each of the six months ended June 30, 2012 and 2011, these reimbursement amounts were $1 million.
Mr. Icahn, along with his affiliates, makes investments in the Investment Funds. As of June 30, 2012 and December 31, 2011, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $3.5 billion and $3.2 billion, respectively. In addition, an affiliate of Mr. Icahn had a deferred management fee arrangement with certain feeder funds which was settled in the amount of $192 million during the second quarter of fiscal 2012. At December 31, 2011, the balance of the deferred management fee arrangement was $188 million which was invested in and received applicable returns thereon from the Investment Funds.
Effective April 1, 2011, based on a new expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, when such expenses are incurred. Such expenses relate to the operation, administration and investment activities of Icahn Capital for the benefit of the Investment Funds (including salaries, benefits and rent) and shall be allocated pro rata in accordance with each investor's capital accounts in the Investment Funds. For the three and six months ended June 30, 2012, $7 million and $11 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement. For each of the three and six months ended June 30, 2011, $4 million was allocated to the Investment Funds based on this expense-sharing arrangement.
Energy
On May 7, 2012, affiliates of Mr. Icahn contributed 4,566,546 shares of CVR common stock to IEP Energy with an aggregate value of $137 million, resulting in a 6.4% non-controlling interest in IEP Energy.
Railcar
Agreements with American Railcar Leasing LLC
Effective as of January 1, 2008, ARI entered into a fleet services agreement with American Railcar Leasing LLC ("ARL"), a company controlled by Mr. Icahn. Under the agreement, ARI provided ARL fleet management services for a fixed monthly fee and railcar repair and maintenance services for a charge of labor, components and materials. This agreement was replaced by a new agreement (referred to as the "Railcar Services Agreement"), which became effective April 16, 2011 for a term of three years that will automatically renew for additional one-year periods unless either party provides at least 60 days written prior notice of termination. As stipulated in the Railcar Services Agreement, ARI provides railcar repair, engineering, administrative and other services, on an as needed basis, for ARL's lease fleet at mutually agreed-upon prices. Railcar services revenues, included in other revenues from operations in our consolidated statements of operations, recorded by ARI were $6 million and $7 million under these agreements for the three months ended June 30, 2012 and 2011, respectively, and $11 million and $12 million under these agreements for the six months ended June 30, 2012 and 2011, respectively. The terms and pricing on services to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. The Railcar Services Agreement was unanimously approved by the independent directors of ARI's audit committee on the basis that the terms were no less favorable than those that would have been obtained in a comparable transaction with an unaffiliated third party.
ARI from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

basis. For the three months ended June 30, 2012 and 2011, revenues from railcars sold to ARL were $11 million and zero, respectively, and for the six months ended June 30, 2012 and 2011, revenues from railcars sold to ARL were $11 million and $1 million, respectively. Revenues from railcars sold to ARL are included in net sales in our consolidated statements of operations. The terms and pricing on services to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order, have been and will be subject to the approval or review by ARI's audit committee.
On February 29, 2012, ARI entered into a Railcar Management Agreement (the Railcar Management Agreement) with ARL, pursuant to which ARI engaged ARL to sell or lease ARI's railcars in certain markets, subject to the terms and conditions of the Railcar Management Agreement. The Railcar Management Agreement was effective as of January 1, 2011, will continue through December 31, 2015 and may be renewed upon written agreement by both parties.
The Railcar Management Agreement also provides that ARL will manage ARI's leased railcars including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of the agreement, ARL will receive, in respect of leased railcars, a fee consisting of a lease origination fee and a management fee based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions. The Railcar Management Agreement was unanimously approved by ARI's special committee and Icahn Enterprises' independent director audit committee on the basis that the terms of the Railcar Management Agreement were not materially less favorable than those that would have been obtained in a comparable transaction with an unaffiliated third party. Fees incurred by ARI in connection with the Railcar Management Agreement were immaterial for each of the three and six months ended June 30, 2012 and 2011.
As of June 30, 2012 and December 31, 2011, ARI had accounts receivable of $9 million and $4 million, respectively, due from ARL. These amounts are included in other assets in our consolidated balance sheets.
Food Packaging
Arnos Corporation, an affiliate of Mr. Icahn, was the lender on Viskase's Revolving Credit Facility as of December 31, 2009. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. On March 14, 2012, we entered into an agreement to further extend the Revolving Credit Facility from January 31, 2013 to January 31, 2014. See Note 11, “Debt,” for further discussion regarding Viskase's Revolving Credit Facility.
Icahn Enterprises Holdings - Administrative Services
For each of the three months ended June 30, 2012 and 2011, we paid an affiliate $1 million for the non-exclusive use of office space. For each of the six months ended June 30, 2012 and 2011, we paid an affiliate $1 million for the non-exclusive use of office space.
For the three months ended June 30, 2012 and 2011, we paid $0.2 million and $0.1 million, respectively, to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services. For the six months ended June 30, 2012 and 2011, we paid $0.4 million and $0.3 million, respectively, to XO Holdings, Inc. for such services.
Icahn Enterprises Holdings provided certain professional services to an Icahn Affiliate for which it charged $0.4 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively, and $0.8 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, accrued expenses and other liabilities in our consolidated balance sheets included $0.1 million and $1 million, respectively, for charges to the affiliate for services provided to it.
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

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

5.	Investments and Related Matters.
Investment
Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. See Note 6, "Fair Value Measurements-Investment," for details of the investments for our Investment segment.
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
As further discussed in Note 3, "Operating Units-Investment," as a result of returning fee-paying capital to its investors on March 31, 2011, each of the Investment Funds no longer meets the criteria of an investment company as set forth in FASB ASC Paragraph 946-10-15-2, Financial Services-Investment Companies, and, therefore, the application of FASB ASC Section 946-810-45 is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements.
Our Investment segment assesses the applicability of equity method accounting with respect to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Investment Funds combined with those of our affiliates along with board of directors representation.
Our Investment segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of June 30, 2012, the fair value of these investments was $746 million. During the three months ended June 30, 2012 and 2011, our Investment segment recorded gains of $46 million and $14 million, respectively, associated with these investments, and for the six months ended June 30, 2012 and 2011, our Investment segment recorded gains of $167 million and $21 million, respectively.  Such amounts are included in net gain from investment activities in our consolidated statements of operations. Included in these investments is the Investment Funds' investment in The Hain Celestial Group, Inc. (“Hain”) and Metro-Golden-Mayer Inc. ("MGM"). As of June 30, 2012, the Investment Funds, together with their affiliates held, in the aggregate, 7,130,563 shares of Hain, representing approximately 16% of the outstanding shares of Hain. As of June 30, 2012, the Investment Funds held, in the aggregate, 17,174,706 shares of MGM, representing approximately 24% of the outstanding shares of MGM. The General Partners have applied the fair value option to their investments in Hain and MGM.
We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements. Hain and MGM are registered SEC reporting companies whose financial statements are available at www.sec.gov.
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

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

As discussed in Note 3, "Operating Units-Investment," on March 7, 2011, the Investment Funds determined to return fee-paying capital to its investors. We evaluated the impact of this reconsideration event (referred to as the "2011 Reconsideration Event") with respect to the VIE and primary beneficiary status of each of the Investment Funds and the Offshore Funds. We determined that the 2011 Reconsideration Event impacted Master Fund II, Master Fund III and Icahn Fund Ltd. Prior to the 2011 Reconsideration Event, Master Fund II, Master Fund III and Icahn Fund Ltd. were each considered VIEs for which we were determined to be their primary beneficiary and therefore we consolidated them. As a result of the 2011 Reconsideration Event, Master Fund II and Master Fund III are no longer considered VIEs. However, the VIE status change in Master Fund II and Master Fund III did not impact their consolidation status. Because we control Master Fund II and Master Fund III through our general partner interests, we continue to consolidate Master Fund II and Master Fund III. There are no substantive kick-out or participating rights in either Master Fund II or Master Fund III. In addition, previously Icahn Fund Ltd. was considered a VIE and we consolidated it because the Offshore GP was its primary beneficiary. As a result of the 2011 Reconsideration Event, we determined that, although Icahn Fund Ltd. is still considered a VIE, the Offshore GP is no longer the primary beneficiary. We deconsolidated Icahn Fund Ltd. as of March 31, 2011, the result of which decreased consolidated total liabilities by $146 million and increased equity attributable to non-controlling interests by the same amount.
Other Segments
The carrying value of investments held by our Automotive, Gaming, Railcar, Home Fashion segments and Icahn Enterprises Holdings consist of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Equity method investments	$308	$286
Other investments	96	204
	$404	$490
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
Investments in Non-Consolidated Affiliates
Automotive
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. Federal-Mogul's direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $248 million and $228 million at June 30, 2012 and December 31, 2011, respectively.
Equity earnings from non-consolidated affiliates were $12 million and $10 million for the three months ended June 30, 2012 and 2011, respectively, which are included in other (loss) income, net in our consolidated statements of operations. Equity earnings from non-consolidated affiliates were $22 million and $20 million for the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, these entities generated sales of $393 million and $375 million, respectively, and net income of $52 million and $49 million, respectively. Distributed dividends to Federal-Mogul from non-consolidated affiliates were $1 million for each of the three and six months ended June 30, 2012. There were no distributed dividends to Federal-Mogul from non-consolidated affiliates for the each of the three and six months ended June 30, 2011.
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
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul's partner holds an option to put its shares to a subsidiary of Federal-Mogul's at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The total amount of the contingent guarantee, should all triggering events have occurred, approximated $59 million as of June 30, 2012. Federal-Mogul believes that this contingent guarantee is less than the estimated current fair value of the partners' interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.
Railcar
As of June 30, 2012, ARI was party to three joint ventures which are all accounted for using the equity method. ARI determined that, although these joint ventures are considered VIEs, it is not the primary beneficiary of such VIEs, does not have a controlling financial interest and does not have the ability to individually direct the activities of the VIEs that most significantly impact their economic performance. A significant factor in this determination was that ARI does not have the rights to a majority of returns, losses or votes.
The risk of loss to ARI is limited to its investment in these joint ventures, certain loans and related interest and fees due from these joint ventures to ARI. As of June 30, 2012, the carrying amount of these investments was $46 million and the maximum exposure to loss was $46 million. Maximum exposure to loss was determined based on ARI's carrying amounts in such investments, loans and accrued interest thereon due from applicable joint ventures.

6.	Fair Value Measurements.
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
June 30, 2012 (Unaudited)

value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. Significant transfers, if any, between the levels within the fair value hierarchy are recognized at the beginning of the reporting period.
Investment
The following table summarizes the valuation of the Investment Funds' investments by the above fair value hierarchy levels as of June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$81	$—	$—	$81	$128	$—	$—	$128
Communications	318	13	—	331	2,593	—	—	2,593
Consumer, non-cyclical	1,523	—	—	1,523	1,778	26	—	1,804
Consumer, cyclical	371	433	—	804	376	378	—	754
Energy	824	57	—	881	1,644	29	—	1,673
Financial	228	—	—	228	263	—	—	263
Funds	—	216	—	216	—	—	—	—
Industrial	—	—	—	—	—	32	—	32
Technology	253	—	—	253	254	—	—	254
Utilities	50	40	—	90	83	21	—	104
	3,648	759	—	4,407	7,119	486	—	7,605
Corporate debt:
Communications	—	—	—	—	—	84	—	84
Consumer, cyclical	—	—	287	287	—	150	289	439
Financial	—	94	—	94	—	109	—	109
Sovereign debt	—	3	—	3	—	10	—	10
Utilities	—	27	—	27	—	34	—	34
	—	124	287	411	—	387	289	676
Mortgage-backed securities:
Financial	—	164	—	164	—	167	—	167
	3,648	1,047	287	4,982	7,119	1,040	289	8,448
Derivative contracts, at fair value(1)	—	—	—	—	—	3	—	3
	$3,648	$1,047	$287	$4,982	$7,119	$1,043	$289	$8,451
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, cyclical	$294	$—	$—	$294	$—	$—	$—	$—
Energy	46	—	—	46	—	—	—	—
Funds	—	208	—	208	4,466	10	—	4,476
	340	208	—	548	4,466	10	—	4,476
Derivative contracts, at fair value(2)	—	92	—	92	—	42	—	42
	$340	$300	$—	$640	$4,466	$52	$—	$4,518

(1)	Included in other assets in our consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in our consolidated balance sheets.
The changes in investments measured at fair value for which the Investment segment has used Level 3 input to determine fair value are as follows:

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

	Six Months Ended June 30,
	2012	2011
	(in millions)
Balance at January 1	$289	$329
Gross realized and unrealized gains	2	2
Gross proceeds	(4)	(42)
Balance at June 30	$287	$289
Unrealized gains of $2 million are included in earnings related to Level 3 investments still held at June 30, 2012. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain from investment activities in our consolidated statements of operations.
The Investment Funds owned one Level 3 corporate debt investment at June 30, 2012.  Fair value was determined through yield analysis of comparable loans to which we applied a risk premium that we determined to be appropriate, which resulted in a lower valuation for our Level 3 investment.  Adjusting the risk premium by 1% in either direction would result in a 3% change in the fair value of the loan.
Other Segments and Icahn Enterprises Holdings
The following table summarizes the valuation of our Automotive and Energy segments and Icahn Enterprises Holdings' investments and derivative contracts by the above fair value hierarchy levels as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets	(in millions)
Marketable equity and debt securities	$1	$—	$1	$20	$—	$20
Trading securities	—	60	60	—	—	—
Investments in precious metals	—	—	—	150	—	150
Derivative contracts, at fair value(1)	—	7	7	—	3	3
	$1	$67	$68	$170	$3	$173
Liabilities
Derivative contracts, at fair value(2)	$—	$45	$45	$—	$57	$57

(1)	Amounts are classified within other assets in our consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

Assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2012 are set forth in the table below:

	June 30, 2012
	Level 3
	Asset	Recognized
Category	(Liability)	Loss
	(in millions)
Property, plant and equipment	$29	$19
Intangibles	62	15
Property, plant and equipment with an aggregate carrying value of $48 million were written down to their fair values of $29 million, resulting in an impairment charge of $19 million for the six months ended June 30, 2012. We determined the fair value of these assets by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize and through the use of valuation specialists.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

Intangibles with carrying values of $77 million were written down to their fair value of $62 million, resulting in an impairment charge of $15 million, for the six months ended June 30, 2012. The fair values, primarily related to certain trademarks and brand names, are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets.

7.	Financial Instruments.
Certain derivative contracts executed by the Investment Funds with a single counterparty, by our Automotive segment with a single counterparty or by our Energy segment with a single counterparty or by Icahn Enterprises Holdings with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts are reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported in either other assets or accrued expenses and other liabilities in our consolidated balance sheets.
Investment Segment and Icahn Enterprises Holdings
The Investment Funds currently maintain cash deposits and cash equivalents with financial institutions. Certain account balances may not be covered by the Federal Deposit Insurance Corporation, while other accounts may exceed federally insured limits. The Investment Funds have prime broker arrangements in place with multiple prime brokers as well as a custodian bank. The Investment Funds also have relationships with several financial institutions with which they trade derivative and other financial instruments.
In the normal course of business, the Investment Funds and Icahn Enterprises Holdings may trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risk, with the objective of capital appreciation or as economic hedges against other securities or the market as a whole. The Investment Funds and Icahn Enterprises Holdings' investments may include futures, options, swaps and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counterparty non-performance and from changes in the market values of underlying instruments.
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
The Investment Funds and Icahn Enterprises Holdings may enter into derivative contracts, including swap contracts, futures contracts and option contracts. The Investment Funds may also enter into foreign currency derivative contracts with the objective of capital appreciation or to economically hedge against foreign currency exchange rate risks on all or a portion of their non-U.S. dollar denominated investments.
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
June 30, 2012 (Unaudited)

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
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At June 30, 2012, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $8.8 billion, of which approximately $8.1 billion related to covered put options on existing short positions on a certain stock index.  At December 31, 2011, the maximum payout amounts relating to certain put options written by the Investment Funds approximated $1.7 billion, of which approximately $1.4 billion related to covered put options on existing short positions on a certain stock index. As of June 30, 2012 and December 31, 2011, there were unrealized gains of $112 million and $24 million, respectively.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2012 and December 31, 2011 was $92 million and $42 million, respectively.
At June 30, 2012 and December 31, 2011, the Investment Funds had $530 million and $257 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our consolidated balance sheets.
U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.
The Investment Funds have entered into certain derivative contracts, in the form of credit default swaps, which meet the accounting definition of a guarantee, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Investment Funds to make a payment to the swap counterparties. As of both June 30, 2012 and December 31, 2011, the Investment Funds have entered into such a credit default swap with a maximum notional amount of $8 million, with terms of less than one year and approximately two years, respectively. This credit default swap has a below investment grade risk profile. We estimate that our maximum exposure related to these credit default swaps approximates 37.1% and 48.0% of such notional amounts as of June 30, 2012 and December 31, 2011, respectively.
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
June 30, 2012 (Unaudited)

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
Automotive
During fiscal 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of June 30, 2012 and December 31, 2011, unrealized net losses of $28 million and $44 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of June 30, 2012, losses of $27 million are expected to be reclassified from accumulated other comprehensive loss to the consolidated statement of operations within the next 12 months.
These interest rate swaps reduce Federal-Mogul's overall interest rate risk. However, due to the remaining outstanding borrowings on Federal-Mogul's debt facilities and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to Federal-Mogul could be material if there are significant adverse changes in interest rates. To the extent that interest rates change by 25 basis points, Federal-Mogul's annual interest expense would show a corresponding change of approximately $6 million, $7 million and $2 million for the years ending December 31, 2013, 2014 and 2015, respectively, representing the term of Federal-Mogul's variable-rate term loans.
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
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $78 million and $117 million at June 30, 2012 and December 31, 2011, respectively, all of which substantially mature within one year in each of the respective periods and $73 million and $117 million, respectively, were designated as hedging instruments for accounting purposes. Unrealized net losses of $7 million and $15 million were recorded in accumulated other comprehensive loss as of June 30, 2012 and December 31, 2011, respectively.
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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Federal-Mogul had notional values of $78 million and $27 million of foreign currency hedge contracts outstanding at June 30, 2012 and December 31, 2011, respectively, of which $14 million and $27 million, respectively, were designated as cash flow hedging instruments for accounting purposes and substantially all mature in less than one year in each of the respective periods. Unrealized net gains of $1 million and $3 million were recorded in accumulated other comprehensive loss as of June 30, 2012 and December 31, 2011, respectively, for the contracts designated as hedging instruments. During the three months ended June 30, 2012, Federal-Mogul entered into foreign currency contracts, with combined notional value of approximately $64 million, in order to offset fluctuations in consolidated earnings caused by changes in currency rates used to translate earnings at foreign subsidiaries into U.S. dollars. These contracts are not designated as hedging instruments for accounting purposes and are marked to market through the income statement. Immaterial gains related to these contracts were recorded in other income, net for the three and six months ended June 30, 2012.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of Federal-Mogul's direct sales during the six months ended June 30, 2012. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
Energy
CVR is subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, the Company from time to time enters into various commodity derivative transactions.
CVR has adopted accounting standards which impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges for GAAP purposes. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are included in other (loss) income, net in the consolidated statement of operations.
CVR maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the consolidated balance sheets. The maintenance margin balance is included within other assets within consolidated balance sheets. Depending upon the position of the open commodity derivatives as of the reporting date, the amounts are classified either as an asset or liability within the consolidated balance sheets. From time to time, CVR may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of June 30, 2012 was a net loss of $1 million which is included in accrued expenses and other liabilities. For the period May 5, 2012 through June 30, 2012, CVR recognized a net realized and unrealized gain of $3 million and is included in other (loss) income, net in the consolidated statement of operations.
In September 2011, CVR entered into several commodity swap contracts with effective periods beginning in January 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the the consolidated balance sheets with changes in fair value currently recognized in the consolidated statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. As of June 30, 2012 , CVR had open commodity hedging instruments consisting of 13.5 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at June 30, 2012 was a net asset of $1 million. For the period May 5, 2012 through June 30, 2012, CVR recognized a net realized and unrealized loss of $6 million which is recorded in other (loss) income, net in the consolidated statements of operations.
On June 30 and July 1, 2011, CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $63 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR as governed by the CRNF credit agreement. At June 30, 2012, the effective rate was approximately 4.60%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense in the consolidated statement of operations. The realized loss on the interest rate swap reclassified from accumulated other comprehensive income ("AOCI") into interest expense was $0.1 million for the period May 5, 2012 through June 30, 2012.
Consolidated Derivative Information
The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments:

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Not Designated as Hedging Instruments	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(in millions)
Equity contracts	$—	$3	$82	$42
Foreign exchange contracts	—	3	10	—
Commodity contracts	7	—	8	—
Sub-total	7	6	100	42
Netting across contract types(3)	—	—	—	—
Total(3)	$7	$6	$100	$42

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

(3)	Excludes netting of cash collateral received and posted. The total collateral posted at June 30, 2012 and December 31, 2011 was $530 million and $257 million, respectively, across all counterparties.
The following table presents the effects of our derivative instruments not designated as hedging instruments on the statements of operations for the three and six months ended June 30, 2012 and 2011:

	Gain (Loss) Recognized in Income(1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2012	2011	2012	2011
	(in millions)
Equity contracts	$(59)	$1	$(461)	$10
Foreign exchange contracts	66	(2)	25	(13)
Credit contracts	—	(6)	—	19
Futures index spread	—	14	—	23
Commodity contracts	(2)	—	(2)	—
	$5	$7	$(438)	$39

(1)	Gains (losses) recognized on derivatives are classified in net gain from investment activities in our consolidated statements of operations.
At June 30, 2012, the volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Credit default swaps	$8	$—
Equity swaps	4	9,340
Foreign currency forwards	77	1,428
Interest rate swap contracts	1,253	—
Commodity contracts	81	7
The following table presents the fair values of our derivative instruments that are designated as cash flow hedging instruments:

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Designated as Cash Flow Hedging Instruments	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(in millions)
Interest rate swap contracts	$—	$—	$31	$44
Commodity contracts	—	—	7	16
Foreign currency contracts	1	3	—	—
Sub-total	1	3	38	60
Netting across contract types	(1)	(3)	(1)	(3)
Total	$—	$—	$37	$57

(1)	Located within other assets in our consolidated balance sheets.

(2)	Located within accrued expenses and other liabilities in our consolidated balance sheets.

The following tables present the effect of our derivative instruments that are designated as cash flow hedging instruments on our consolidated financial statements for the three and six months ended June 30, 2012 and 2011:

Three Months Ended June 30, 2012
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$—	$(9)	Interest expense	$—
Commodity contracts	(6)	(4)	Cost of goods sold	—
Foreign currency contracts	1	1	Cost of goods sold	—
	$(5)	$(12)		$—

Three Months Ended June 30, 2011
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(9)	$(9)	Interest expense	$—
Commodity contracts	(6)	2	Cost of goods sold	(1)	Other income, net
Foreign currency contracts	(1)	(1)	Cost of goods sold	—
	$(16)	$(8)		$(1)

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

Six Months Ended June 30, 2012
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(3)	$(19)	Interest expense	$—
Commodity contracts	2	(6)	Cost of goods sold	—
Foreign currency contracts	(1)	1	Cost of goods sold	—
	$(2)	$(24)		$—

Six Months Ended June 30, 2011
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(10)	$(19)	Interest expense	$—
Commodity contracts	(5)	6	Cost of goods sold	(1)	Other income, net
Foreign currency contracts	(2)	(1)	Cost of goods sold	—
	$(17)	$(14)		$(1)

8.	Inventories, Net.
Inventories, net consists of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Raw materials	$528	$248
Work in process	237	202
Finished goods	1,097	894
	$1,862	$1,344

9.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,331	$(226)	$1,105	$1,323	$(226)	$1,097
Energy	894	—	894	—	—	—
Railcar	7	—	7	7	—	7
Food Packaging	3	—	3	3	—	3
Metals	14	—	14	20	—	20
	$2,249	$(226)	$2,023	$1,353	$(226)	$1,127

Intangible assets, net consists of the following:

		June 30, 2012			December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in years)	(in millions)
Definite-lived intangible assets:
Automotive	1 - 22	$656	$(246)	$410	$656	$(222)	$434
Energy	20 - 25	358	(3)	355	—	—	—
Gaming	3 - 42	17	(2)	15	25	(2)	23
Food Packaging	6 - 12	23	(15)	8	23	(14)	9
Metals	5 - 15	20	(8)	12	15	(7)	8
Real Estate	12 - 12.5	121	(38)	83	121	(34)	87
		$1,195	$(312)	883	$840	$(279)	561
Indefinite-lived intangible assets:
Automotive				264			277
Gaming				54			54
Food Packaging				2			2
Metals				2			2
Home Fashion				3			3
				325			338
Intangible assets, net				$1,208			$899
We recorded amortization expense for the three months ended June 30, 2012 and 2011 of $18 million and $16 million, respectively, associated with definite-lived intangible assets, and for the six months ended June 30, 2012 and 2011 we recorded amortization expense of $33 million and $31 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
Automotive
During the six months ended June 30, 2012, our Automotive segment increased goodwill and decreased property, plant and equipment by $8 million to correct for property, plant and equipment that were improperly valued in our initial purchase accounting.
During the second quarter of 2012, Federal-Mogul's board of directors approved a restructuring plan to reduce or

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

eliminate capacity at several high cost VSP facilities and transfer production to lower cost locations. As a result, we determined that this restructuring plan indicated that an impairment may exist in one of our Automotive reporting units, VSP, which had a balance of $720 million of goodwill allocated to it. In assessing whether we had an impairment in our VSP reporting unit, we considered certain trends of businesses comprising our VSP reporting unit, along with other quantitative and qualitative factors, and concluded that this restructuring event did not result in a goodwill impairment charge during the second quarter of 2012 for our VSP reporting unit.
As previously announced, board of directors of Federal-Mogul decided to segment Federal-Mogul's operating businesses into two separate and independent divisions. One division will focus primarily on the manufacture and sale of powertrain products to original equipment manufacturers while the other will consist of Federal-Mogul's global aftermarket as well as its brake, chassis and wipers businesses. Federal-Mogul has initiated several actions in connection with the creation of the two operating divisions, including the hiring of a Chief Executive Officer for the aftermarket division and the identification of facilities that will be managed by each division.  As this new segmentation of our Automotive reporting segment will result in reconsideration of its reporting units during the second half of 2012, our Automotive segment's existing goodwill will be required to be reassigned utilizing a relative fair value allocation approach in accordance with FASB ASC Topic 350, Intangibles-Goodwill and Other.  It is possible that this goodwill reassignment could result in a goodwill impairment during the second half of fiscal 2012.
Based upon certain impairment indicators related to our Automotive segment's friction business, including lower than expected profits and cash flows due to continued lower aftermarket volumes, further product mix shifts and pressure on margins, our Automotive segment performed a trademarks and brand names impairment analysis in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Based upon this analysis, our Automotive segment recognized a $13 million impairment charge for each of the three and six months ended June 30, 2012.
Energy
As further discussed in Note 2, "Acquisition," we acquired a controlling interest in CVR on May 4, 2012. As a result, of the acquisition, based on preliminary valuations, we recorded goodwill of $894 million, of which $652 million and $242 million was allocated to our Energy segment's petroleum and fertilizer reporting units, respectively. The allocation of goodwill to our Energy segment's reporting units will be subject to additional adjustments as we finalize our purchase price allocation.  The goodwill arising from the acquisition is largely due to certain CVR factors, including CVR's location attributes, trained and assembled workforce, and a deferred tax liability offset adjustment, which arises from the nature of the stock transaction.  Specifically related to locational attributes, CVR is an inland refiner that buys the majority of its crude oil at prices linked to the West Texas Intermediate benchmark and then sells gasoline at prices based on global benchmarks like the North Sea Brent crude.  This is beneficial to CVR because oil production in the North American heartland is rising faster than the inland crude can be piped to available refiners; this oversupply has benefited the gross margins of Midwestern refiners such as CVR.  None of the goodwill recognized is deductible for income tax purposes.
In addition, we recorded definite-lived intangible assets aggregating $358 million, of which $46 million related to gasification technology license with a useful life of 25 years, $12 million related to permitting assets with a useful life of 25 years and $300 million related to customer relationships with a useful life of 20 years. The gasification technology license and customer relationships definite-lived intangibles were allocated solely to our Energy segment's fertilizer reporting unit and the permitting assets definite-lived intangible assets were allocated solely to our Energy segment's petroleum reporting unit. The allocation of goodwill and intangibles to our Energy segment's reporting units will be subject to additional adjustments as we finalize our purchase price allocation. None of the goodwill recognized is deductible for income tax purposes.
Gaming
During the three months ended June 30, 2012, our Gaming segment corrected $5 million related to its stepped-up value of certain definite-lived intangibles that were overstated in its initial purchase accounting. In addition, during the three months ended June 30, 2012, our Gaming segment recognized an impairment charge of $2 million related to certain intangible assets (favorable lease arrangements) related to certain original tenant leases being terminated early.
Railcar

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

We perform the annual goodwill impairment test as of March 1 of each year for our Railcar segment. For purposes of goodwill impairment testing, our Railcar operating segment constitutes our reporting unit ("Railcar reporting unit"). We assess qualitative factors to determine whether it is more likely than not that the fair value of our Railcar reporting unit is greater than its carrying amount. If, however, we had determined that it was more likely than not that the fair value of our Railcar reporting unit was less than its carrying amount, then we would perform the first step of the two-step goodwill impairment test. In evaluating whether it is more likely than not that the fair value of our Railcar reporting unit is greater than its carrying amount, we considered various qualitative and quantitative factors, including macroeconomic conditions, railcar industry trends and the fact that our Railcar reporting unit has historical positive operating cash flows that we anticipate will continue. After assessing these factors, we determined that it was more likely than not the fair value of our Railcar reporting unit was greater than its carrying amount, and therefore no further testing was necessary.
Food Packaging
As a result of our acquisition of a controlling interest in Viskase on January 15, 2010, certain long-term assets have been adjusted as a result of our required utilization of common control parties' underlying basis in such assets. As of June 30, 2012, the net balances of such assets included adjustments as follows: $3 million for goodwill and $10 million for intangible assets.
Metals
During the six months ended June 30, 2012, PSC Metals reduced its goodwill by $6 million. This change related to certain acquisitions made during fiscal 2011 and consisted of a $9 million increase in tangible and identifiable intangible assets due to finalization of purchase price allocations, offset by additional purchase price payments of $3 million.

10.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

	Useful Life	June 30, 2012	December 31, 2011
	(in years)	(in millions)
Land		$461	$464
Buildings and improvements	4 - 40	1,987	1,040
Machinery, equipment and furniture	1 - 30	4,189	2,565
Assets leased to others	15 - 39	621	509
Construction in progress		607	410
		7,865	4,988
Less: Accumulated depreciation and amortization		(1,645)	(1,483)
Property, plant and equipment, net		$6,220	$3,505
Depreciation and amortization expense related to property, plant and equipment for the three months ended June 30, 2012 and 2011 was $115 million and $86 million, respectively, and for the six months ended June 30, 2012 and 2011 was $200 million and $172 million, respectively.

11.	Debt.
Debt consists of the following:

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

	June 30, 2012	December 31, 2011
	(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises Holdings(1)	$2,158	$1,444
7.75% senior unsecured notes due 2016 - Icahn Enterprises Holdings(1)	1,047	1,046
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises Holdings(1)	556	556
Debt facilities - Automotive	2,737	2,737
Debt facilities - Energy	727	—
Credit facilities - Energy	125	—
Debt facilities - Gaming	—	49
Credit facilities - Gaming	171	—
Senior unsecured notes - Railcar	275	275
Senior secured notes and revolving credit facility - Food Packaging	214	214
Mortgages payable - Real Estate	73	75
Other	113	67
Total debt	$8,196	$6,463
(1)Proceeds from the issuance of each of Icahn Enterprises' notes were transferred to Icahn Enterpriser Holdings under identical terms and conditions.
Senior Unsecured Notes - Icahn Enterprises Holdings
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
June 30, 2012 (Unaudited)

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
In connection with the issuance of the 2012 Additional Notes, the Issuers and the Guarantor entered into Registration Rights Agreements, one of which was dated January 17, 2012 and the other dated February 6, 2012, with the Initial Purchaser. On January 20, 2012, we filed an initial registration statement on Form S-4 under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the 2012 Additional Notes. The SEC declared our exchange offer registration statement on Form S-4 under the Securities Act with respect to the 2012 Additional Notes effective on March 20, 2012. Pursuant to the Registration Rights Agreements, we subsequently commenced the exchange offer to exchange the unregistered 2012 Additional Notes for notes that are registered with the SEC ("Exchange Notes") and the exchange offer expired on April 18, 2012. The 2012 Additional Notes in the aggregate principal amount of $700 million were properly tendered in the exchange offer and accepted by us in exchange for registered Exchange Notes.
As described in Note 19, "Subsequent Events," on July 12, 2012, we issued an additional $300 million principal amount of the 2018 Notes ("Additional 2018 Notes").
Senior Unsecured Variable Rate Convertible Notes Due 2013 - Icahn Enterprises Holdings
In April 2007, Icahn Enterprises issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act, and issued pursuant to an indenture dated as of April 5, 2007, by and among Icahn Enterprises, as issuer, Icahn Enterprises Finance, as co-issuer, and Wilmington Trust Company, as trustee. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into Icahn Enterprises' depositary units at a conversion price of $132.595 per Icahn Enterprises' depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per Icahn Enterprises' depositary unit per $1,000 principal amount. As a result of the unit distributions on May 31, 2011, March 30, 2012 and May 31, 2012, the conversion price was adjusted further downward to $102.75 per Icahn Enterprises' depositary unit per $1,000 principal amount. As of June 30, 2012, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to Icahn Enterprises' depositary units before their maturity date.
In the event that Icahn Enterprises declares a cash dividend or similar cash distribution in any calendar quarter with respect to its depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that Icahn Enterprises simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. Icahn Enterprises paid aggregate cash distributions of $1 million for the six months ended June 30, 2011 to holders of the variable rate notes in respect to Icahn Enterprises' distribution payments to its depositary unitholders. There were no distributions during the three and six months ended June 30, 2012. Such amounts have been classified as interest expense in our consolidated statements of operations.
Senior Unsecured Notes Restrictions and Covenants

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

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
As of June 30, 2012 and December 31, 2011, both we and Icahn Enterprises were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of June 30, 2012, based on covenants in the applicable indenture governing our senior unsecured notes, both we and Icahn Enterprises are permitted to incur approximately $1.5 billion in additional indebtedness.
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
During fiscal 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable rate term loans under the Debt Facilities. Through use of these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. To the extent that interest rates change by 25 basis points, Federal-Mogul's annual interest expense would show a corresponding change of approximately $6 million, $7 million and $2 million for the years ending December 31, 2013, 2014 and 2015, respectively, representing the term of Federal-Mogul's variable-rate term loans.
As of June 30, 2012 and December 31, 2011, the borrowing availability under the revolving credit facility was $478 million and $496 million, respectively. Federal-Mogul had $40 million and $38 million of letters of credit outstanding as of June 30, 2012 and December 31, 2011, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.
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
The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates and (v) dividends and other payments in respect of capital stock. At June 30, 2012 and December 31, 2011, Federal-Mogul was in compliance with all debt covenants under the Debt Facilities.
Debt and Credit Facilities - Energy
On April 6, 2010, CRLLC and its wholly owned subsidiary, Coffeyville Finance Inc. (together the "CVR Issuers"), completed a private offering of $275 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the "CVR First Lien Notes") and $225 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

2017 (the "CVR Second Lien Notes" and, together with the CVR First Lien Notes, the "CVR Notes").  On December 15, 2011, the CVR Issuers sold an additional $200 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 ("New CVR Notes"). The New CVR Notes were issued as "Additional CVR Notes" pursuant to the indenture dated April 6, 2010 (the "CVR Indenture") and, together with the existing CVR First Lien Notes, are treated as a single class for all purposes under the CVR Indenture including, without limitation, waivers, amendments, redemptions and other offers to purchase. Unless otherwise indicated, the New CVR Notes and the existing first lien notes are collectively referred to herein as the "CVR First Lien Notes".
The CVR First Lien Notes mature on April 1, 2015, unless earlier redeemed or repurchased by the CVR Issuers. The CVR Second Lien Notes mature on April 1, 2017, unless earlier redeemed or repurchased by the CVR Issuers. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year. The CVR Notes are fully and unconditionally guaranteed by each of CRLLC's subsidiaries other than CVR LP and CRNF.
As further described in Note 2, "Acquisition," we acquired a controlling interest in CVR on May 4, 2012. As a result of the acquisition, we revalued the CVR Notes to its acquisition date fair values, resulting in the recognition of premiums aggregating $54 million which will be amortized to interest expense on a straight line basis over the remaining life of the CVR Notes. In addition our acquisition of a controlling interest in CVR constituted a change of control requiring the CVR Issuers to make an offer to repurchase all of its outstanding CVR Notes at 101.0% of the principal amount of notes tendered.  On June 4, 2012, the CVR Issuers offered to purchase all or any part of the CVR Notes, at a cash purchase price of 101% of the aggregate principal amount of the CVR Notes, plus accrued and unpaid interest, if any.  The offer expired on July 5, 2012 with none of the outstanding CVR Notes tendered.
On February 22, 2011, CRLLC entered into a $250 million asset-backed revolving credit agreement ("ABL credit facility") with a group of lenders including Deutsche Bank Trust Company Americas as collateral and administrative agent. The ABL credit facility is scheduled to mature in August 2015 and replaced the $150 million first priority credit facility which was terminated. The ABL credit facility will be used to finance ongoing working capital, capital expenditures, letters of credit issuance and general needs of CVR and includes among other things, a letter of credit sublimit equal to 90% of the total facility commitment and a feature which permits an increase in borrowings of up to $250 million (in the aggregate), subject to additional lender commitments. On December 15, 2011, CRLLC entered into an incremental commitment agreement to increase the borrowings under the ABL credit facility to $400 million in the aggregate in connection with the New CVR Notes issuance as discussed above. Terms of the ABL credit facility did not change as a result of the additional availability. As of June 30, 2012, CRLLC had availability under the ABL credit facility of $347 million and had letters of credit outstanding of approximately $53 million. There were no borrowings outstanding under the ABL credit facility as of June 30, 2012.
Borrowings under the facility bear interest based on a pricing grid determined by the previous quarter's excess availability. The pricing for borrowings under the ABL credit facility can range from LIBOR plus a margin of 2.75% to LIBOR plus 3.0% or the prime rate plus 1.75% to prime rate plus 2.0% for Base Rate Loans. Availability under the ABL credit facility is determined by a borrowing base formula supported primarily by cash and cash equivalents, certain accounts receivable and inventory.
The ABL credit facility contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness, the incurrence of liens on assets, the ability to dispose of assets, make restricted payments, investments or acquisitions, enter into sales lease back transactions or enter into affiliate transactions. The ABL credit facility also contains a fixed charge coverage ratio financial covenant that is triggered when borrowing base excess availability is less than certain thresholds, as defined under the facility. As of June 30, 2012, CRLLC was in compliance with the covenants contained in the ABL credit facility.
In connection with the closing of CVR LP's initial public offering in April 2011, CVR LP and CRNF were released as guarantors of the ABL credit facility.
In connection with our acquisition of a controlling interest in CVR on May 4, 2012, CRLLC, Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, the lenders and the other parties thereto, entered into a First Amendment to Credit Agreement effective as of May 7, 2012 (the "ABL First Amendment"), pursuant to which the parties agreed to exclude our acquisition of CVR's common stock from the definition of change of control as provided in the ABL Credit Agreement, dated as of February 22, 2011, by and among the parties thereto (the "ABL Credit Agreement"). Absent the ABL First Amendment, the change in control of CVR described above would have triggered an event of default pursuant to the ABL Credit Agreement.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

On April 13, 2011, CRNF, as borrower, and CVR LP, as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125 million and a revolving credit facility of $25 million, which was undrawn as of June 30, 2012, with an uncommitted incremental facility of up to $50 million. No amounts were outstanding under the revolving credit facility at June 30, 2012.
Borrowings under the credit facility bear interest based on a pricing grid determined by the trailing four quarter leverage ratio. The initial pricing for Eurodollar rate loans under the credit facility is the Eurodollar rate plus a margin of 3.50% or, for base rate loans, the prime rate plus 2.50%. Under its terms, the lenders under the credit facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CRNF and CVR LP.
The credit facility requires CVR LP to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets and the ability of CVR LP to dispose of assets, to make restricted payments, investments and acquisitions, or enter into sale-leaseback transactions and affiliate transactions. The credit facility provides that CVR LP can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of June 30, 2012, CRNF was in compliance with the covenants contained in the credit facility.
Credit Facilities - Gaming
New Credit Facilities
In March 2012, Tropicana entered into credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million, issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the New Term Loan Facility requires quarterly principal payments of 0.25% of the original principal amount with any remaining outstanding amounts due on the maturity date, March 16, 2018. The New Term Loan Facility is secured by substantially all of Tropicana's assets and is guaranteed by all of its domestic subsidiaries. The obligations under the New Term Loan Facility bear interest, at Tropicana's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%.  An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of June 30, 2012, the interest rate was 7.5%. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility, as discussed below, which totaled $108 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty, of which $58 million was eliminated in consolidation due to the fact that we had owned a portion of the Exit Facility. In addition, the Revolving Facility was terminated when the Exit Facility was repaid in full. Our Gaming segment recognized a $2 million loss on extinguishment of debt which includes a $1 million prepayment penalty and a $1 million write-off of unamortized debt issuance costs and discounts for the six months ended June 30, 2012. Such amounts have been included in other income, net in our consolidated statements of operations.
At the election of Tropicana and subject to certain conditions, the amount available under the New Term Loan Facility may be increased by up to $75 million, which increased amount may be comprised of additional term loans and up to $20 million of revolving loans. The Letter of Credit Facility provides for the issuance of letters of credit with an aggregate stated amount of up to $15 million, through a termination date of March 16, 2017. The letters of credit issued under the Letter of Credit Facility will be secured by cash collateral in an amount no less than 103% of the face amounts of such letters of credit.
The New Term Loan Facility may be prepaid at the option of Tropicana at any time without penalty (other than customary breakage fees), except that a 1% premium will apply in certain circumstances if prepaid prior to March 16, 2013. The New Term Loan Facility contains mandatory prepayment provisions from proceeds received by Tropicana and its subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). Key covenants binding Tropicana and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

transactions, (ii) compliance with a first lien net leverage ratio, measured quarterly on a trailing twelve-month basis (commencing at 3.50:1.00 for the fiscal quarter ended June 30, 2012, and reducing over time to 2.50:1.00 beginning as of the fiscal quarter ending March 31, 2016), and (iii) compliance with a total net leverage ratio, measured quarterly on a trailing twelve-month basis, of 5.00:1.00.  Tropicana was in compliance with the covenants of the New Term Loan Facility at June 30, 2012.
Prior Credit Facilities
In connection with Tropicana's completion of the Restructuring Transactions (see Note 3, “Operating Units-Gaming”), Tropicana entered into a credit facility (the "Exit Facility") which consisted of a (i) $130 million senior secured term loan credit facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date and (ii) a $20 million senior secured revolving credit facility. Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, held over 50% of the loans under the Term Loan Facility and was obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. The Exit Facility would have matured on March 8, 2013 and was secured by substantially all of Tropicana's assets. On June 30, 2011, the Investment Funds made a dividend-in-kind distribution of their investment in the loans under the Exit Facility to us and as a result we are now the direct lenders under Exit Facility. (See Note 3, "Operating Units-Gaming," for additional discussion regarding this distribution-in-kind.) All amounts outstanding under the Exit Facility accrued interest at a rate per annum of 15% so long as no default or event of default has occurred and, or at a rate per annum of 17% in the event that a default or event of default has occurred. In addition, Tropicana was required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility was guaranteed by substantially all the existing and future subsidiaries of Tropicana. As discussed above, in March 2012, Tropicana paid in full the remaining amounts outstanding under the Exit Facility and terminated its Revolving Facility.
Senior Unsecured Notes - Railcar
In February 2007, ARI issued $275 million senior unsecured fixed rate notes that were subsequently exchanged for registered notes in March 2007 (the “ARI Notes”).
The ARI Notes bear a fixed interest rate of 7.5% and are due in 2014. Interest on the ARI Notes is payable semi-annually in arrears on March 1 and September 1. The indenture governing the ARI Notes (the “ARI Notes Indenture”) contains restrictive covenants that limit ARI's ability to, among other things, incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. Certain covenants, including those that restrict ARI's ability to incur additional indebtedness and issue disqualified or preferred stock, become more restrictive if ARI's fixed charge coverage ratio, as defined, is less than 2.0 to 1.0 as measured on a rolling four-quarter basis. ARI was in compliance with all of its covenants under the ARI Notes Indenture as of June 30, 2012.
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
On May 2010, Viskase issued an additional $40 million aggregate principal amount of Viskase 9.875% Notes under the indenture governing the Viskase 9.875% Notes Indenture (the “Viskase 9.875% Notes Indenture”).  The additional notes constitute the same series of securities as the initial Viskase 9.875% Notes. Holders of the initial and additional Viskase 9.875% Notes will vote together on all matters and the initial and additional Viskase 9.875% Notes will be equally and ratably secured by all collateral.
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
June 30, 2012 (Unaudited)

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
In November 2007, Viskase entered into a $25 million secured revolving credit facility (the “Viskase Revolving Credit Facility”) with Arnos Corporation, an affiliate of Mr. Icahn. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. On April 28, 2011, we entered into an agreement with Viskase, extending the maturity date of the Viskase Revolving Credit Facility from January 31, 2012 to January 31, 2013. On March 14, 2012, the maturity date was extended further to January 31, 2014. Borrowings under the loan and security agreement governing the Viskase Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Viskase Revolving Credit Facility, the interest rate is LIBOR plus a margin of 2.00% currently (which margin will be subject to performance based increases up to 2.50%); provided that the minimum interest rate shall be at least equal to 3.00%. The Viskase Revolving Credit facility also provides for an unused line fee of 0.375% per annum. There were no borrowings under the Viskase Revolving Credit Facility as of each of June 30, 2012 and December 31, 2011.
Indebtedness under the Viskase Revolving Credit Facility is secured by liens on substantially all of Viskase's domestic and Mexican assets, with liens on certain assets that are contractually senior to the Viskase 9.875% Notes and the related guarantees pursuant to an intercreditor agreement and the Viskase 9.875% Notes.
The Viskase Revolving Credit Facility contains various covenants which restrict Viskase's ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Viskase Revolving Credit Facility also requires that Viskase complies with various financial covenants. Viskase is in compliance with these requirements as of June 30, 2012 and December 31, 2011.
In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $8 million of availability. There were no borrowings under the lines of credit at June 30, 2012 and December 31, 2011.
Letters of credit in the amount of $1 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of June 30, 2012 and December 31, 2011.
Mortgages Payable - Real Estate
Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between May 31, 2013 and October 31, 2028.
Other
Secured Revolving Credit Agreement - Home Fashion
On June 15, 2011, WPH executed an amended and restated senior secured revolving credit facility, or WPH Revolving Credit Facility, with Bank of America, NA, or BOA. This one-year senior credit facility is for $50 million with a maximum borrowing availability of $45 million, subject to monthly borrowing base calculations. Borrowings under the agreement bear interest, at the election of WPH, either at base rate (prime plus 1.00%) adjusted by an applicable margin ranging from 2.00% to 2.50% or LIBOR adjusted by a applicable margin ranging from plus 3.0% to 3.5%. WPH pays an unused line fee of 0.50% to 0.625%. Obligations under the agreement are secured by WPH's receivables, inventory and certain machinery and equipment. On January 1, 2012, WPH sent notice to BOA to reduce the face amount and maximum borrowing availability of this credit facility to $15 million effective January 1, 2012. On June 15, 2012, WPH signed a two-month extension of this facility, extending the agreement expiration date to August 15, 2012.  Concurrent with the execution of that extension agreement, WPH reduced the face amount and maximum borrowing availability of this credit facility to $10 million.
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
As of June 30, 2012, there were no borrowings under the agreement, but there were outstanding letters of credit of $8

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

million. Based upon the eligibility and reserve calculations within the agreement, WPH had unused borrowing availability of $0.1 million at June 30, 2012.
This agreement expires on August 15, 2012 and WPH currently does not intend to renew this agreement upon its expiration. WPH has determined that its liquidity needs are sufficiently covered by existing and projected cash resources for the foreseeable future. In the future, WPH may explore other financing options as circumstances warrant.

12.	Compensation Arrangements.
Automotive
Effective March 31, 2012, Jose Maria Alapont retired as President and Chief Executive Officer of Federal-Mogul. Mr. Alapont's retirement had no accounting impact on either the stock options or deferred compensation agreement as discussed below.
On March 23, 2010, Federal-Mogul entered into the Second Amended and Restated Employment Agreement, which extended Mr. Alapont's employment with Federal-Mogul for three years. Also on March 23, 2010, Federal-Mogul amended and restated the Stock Option Agreement by and between Federal-Mogul and Mr. Alapont dated as of February 15, 2008 (the “Restated Stock Option Agreement”). The Restated Stock Option Agreement removed Mr. Alapont's put option to sell stock received from a stock option exercise to Federal-Mogul for cash. The Restated Stock Option Agreement provides for payout of any exercise of Mr. Alapont's stock options in stock or, at the election of Federal-Mogul, in cash. The awards were previously accounted for as liability awards based on the optional cash exercise feature; however, the accounting impact associated with this modification is that the stock options are now considered an equity award as of March 23, 2010. Federal-Mogul revalued the four million stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from accounts payable, accrued expenses and other liabilities to equity due to their equity award status. As these stock options were fully vested as of March 23, 2010, no further expense related to these stock options was recognized subsequent to that date. These options had no intrinsic value as of December 31, 2011. These options expired on June 29, 2012.
Mr. Alapont's deferred compensation agreement was also amended and restated on March 23, 2010. The amended and restated agreement included no changes that impacted the accounting for this agreement. Since the revised and restated agreement continues to provide for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of June 30, 2012 and through its eventual payout, which will occur promptly following October 1, 2012. The amount of the payout shall be equal to $10 million (500,000 shares of Federal-Mogul's common stock multiplied by the March 23, 2010 stock price of $19.46). During each of the three and six months ended June 30, 2012, Federal-Mogul recognized $1 million in expense associated with Mr. Alapont's deferred compensation agreement. During the three and six months ended June 30, 2011, Federal-Mogul recognized $1 million in expense and immaterial income associated with Mr. Alapont's deferred compensation agreement, respectively. The deferred compensation agreement had intrinsic values of $10 million as of both June 30, 2012 and December 31, 2011.
Energy
CVR has a long-term incentive plan (“LTIP”), which permits the grant of options, stock appreciation rights, non-vested shares, non-vested share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). As of June 30, 2012, only restricted shares of CVR common stock and stock options had been granted under the LTIP. Individuals who are eligible to receive awards and grants under the LTIP include CVR's employees, officers, consultants, advisors and directors.
Our acquisition of a controlling interest in CVR on May 4, 2012 constituted a change of control that, along with the Transaction Agreement, triggered a modification to the LTIP.  Pursuant to the Transaction Agreement, all employee restricted stock awards that vest in 2012 will vest in accordance with the current vesting terms and upon vesting will receive the offer price of $30 per share in cash plus one CCP. For all such awards that vest in accordance with their terms in the fiscal year ending December 31, 2013, 2014 and 2015, the holders of the awards will receive the lesser of the offer price or the appraised value of the shares at the time of vesting.  As a result of the modification, additional share-based compensation of $12 million was incurred to revalue the unvested shares to the fair value upon the date of modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest. In addition, the classification changed

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

from an equity award to a liability award due to the required cash settlement feature of the awards.
As of June 30, 2012, there was $23 million of total unrecognized compensation cost related to restricted shares to be recognized over a weighted-average period of approximately two years. Compensation expense associated with these restricted shares recorded for the period from May 5, 2012 through June 30, 2012 was $16 million.

13.	Pension, Other Post-employment Benefits and Employee Benefit Plans.
Federal-Mogul, ARI and Viskase each sponsor several defined benefit pension plans (the ''Pension Benefits'') (and, in the case of Viskase, its pension plans include defined contribution plans). Additionally, Federal-Mogul, ARI and Viskase each sponsors health care and life insurance benefits (''Other Post-Employment Benefits'' or "OPEB") for certain employees and retirees around the world. The Pension Benefits are funded based on the funding requirements of federal and international laws and regulations, as applicable, in advance of benefit payments and the Other Benefits as benefits are provided to participating employees. As prescribed by applicable U.S. GAAP, Federal-Mogul, ARI and Viskase each uses, as applicable, appropriate actuarial methods and assumptions in accounting for its defined benefit pension plans, non-pension post-employment benefits, and disability, early retirement and other post-employment benefits. The measurement date for all defined benefit plans is December 31 of each fiscal year.
Components of net periodic benefit cost for our Automotive, Railcar and Food Packaging segments for the three and six months ended June 30, 2012 and 2011 are as follows:

	Pension Benefits		Other Post-Employment Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$7	$7	$—	$—
Interest cost	20	20	4	5
Expected return on plan assets	(16)	(17)	—	—
Amortization of actuarial losses	9	7	—	—
Amortization of prior service credit	—	—	(4)	(4)
	$20	$17	$—	$1

	Pension Benefits		Other Post-Employment Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$14	$14	$—	$—
Interest cost	41	42	8	10
Expected return on plan assets	(32)	(34)	—	—
Amortization of actuarial losses	19	13	—	—
Amortization of prior service credit	—	—	(8)	(8)
Settlement gain	(1)	—	—	—
	$41	$35	$—	$2

14.	Segment Reporting.
As of June 30, 2012, our nine reporting segments are: (1) Investment; (2) Automotive; (3) Energy; (4) Gaming; (5) Railcar; (6) Food Packaging; (7) Metals; (8) Real Estate and (9) Home Fashion. In addition to our nine reporting segments, we present the results of Icahn Enterprises Holdings, on an unconsolidated basis, and investment activity and expenses associated

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

therewith. See Note 3, “Operating Units,” for a detailed description of each of our reporting segments.
We assess and measure segment operating results based on net income attributable to Icahn Enterprises Holdings as disclosed below. Certain terms of financings for certain of our segments impose restrictions on the segments' ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.
As described in Note 3, our Investment segment acquired a controlling interest in Tropicana on November 15, 2010 and, therefore, we consolidated the results of Tropicana effective November 15, 2010. As further described in Note 3, through a distribution-in-kind transaction from our Investment segment directly to us, we directly own the investment in Tropicana's common stock effective April 29, 2011. Through an additional distribution-in-kind transaction from our Investment segment directly to us, we directly owned the investment in Tropicana's Exit Facility effective June 30, 2011. Our management evaluates the aggregate performance of the Investment segment with all of its investments stated on a fair value basis, including its investment in Tropicana. Accordingly, although we are required to consolidate the results of Tropicana effective November 15, 2010 and separately report their results as part of our Gaming segment, the column representing our Investment segment's results include the investment in Tropicana on a fair value basis during the three months ended March 31, 2011. For such period, we eliminate the fair value effects of Tropicana in the column labeled “Eliminations.”
Condensed statements of operations by reporting segment for the three and six months ended June 30, 2012 and 2011 are presented below:

	Three Months Ended June 30, 2012
	Investment	Automotive	Energy(1)	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Icahn Enterprises Holdings	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,704	$1,412	$—	$135	$86	$303	$3	$64	$—	$3,707
Other revenues from operations	—	—	—	164	20	—	—	20	—	—	204
Net gain from investment activities	280	—	—	—	—	—	—	—	—	(2)	278
Interest and dividend income	14	1	—	—	1	—	—	—	—	1	17
Other (loss) income, net	1	4	(2)	(6)	—	(2)	1	1	1	1	(1)
	295	1,709	1,410	158	156	84	304	24	65	—	4,205
Expenses:
Cost of goods sold	—	1,450	1,238	—	107	67	311	1	55	—	3,229
Other expenses from operations	—	—	—	82	14	—	—	12	—	—	108
Selling, general and administrative	8	186	36	64	8	11	7	4	9	4	337
Restructuring	—	8	—	—	—	—	—	—	1	—	9
Impairment	—	28	—	2	—	—	—	—	2	—	32
Interest expense	—	35	9	4	5	5	—	1	—	69	128
	8	1,707	1,283	152	134	83	318	18	67	73	3,843
Income (loss) before income tax (expense) benefit	287	2	127	6	22	1	(14)	6	(2)	(73)	362
Income tax (expense) benefit	—	29	(48)	(2)	(9)	—	—	—	—	118	88
Net income (loss)	287	31	79	4	13	1	(14)	6	(2)	45	450
Less: net income attributable to non-controlling interests	(171)	(9)	(22)	(2)	(6)	—	—	—	—	—	(210)
Net income (loss) attributable to Icahn Enterprises Holdings	$116	$22	$57	$2	$7	$1	$(14)	$6	$(2)	$45	$240

Supplemental information:
Capital expenditures	$—	$93	$31	$11	$78	$11	$7	$1	$—	$—	$232
Depreciation and amortization(2)	$—	$71	$30	$7	$6	$5	$6	$6	$2	$—	$133

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

	Three Months Ended June 30, 2011
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Icahn Enterprises Holdings	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,800	$—	$94	$89	$288	$4	$82	$—	$—	$2,357
Other revenues from operations	—	—	145	18	—	—	20	—	—	—	183
Net gain from investment activities	575	—	—	—	—	—	—	—	15	—	590
Interest and dividend income	26	2	—	1	—	—	—	—	—	(2)	27
Other (loss) income, net	(19)	3	—	(3)	—	—	1	2	1	—	(15)
	582	1,805	145	110	89	288	25	84	16	(2)	3,142
Expenses:
Cost of goods sold	—	1,501	—	86	66	278	3	75	—	—	2,009
Other expenses from operations	—	—	79	13	—	—	12	—	—	—	104
Selling, general and administrative	9	185	61	5	11	7	4	15	7	—	304
Restructuring	—	—	—	—	—	—	—	1	—	—	1
Impairment	—	3	—	—	—	—	—	—	—	—	3
Interest expense	6	35	3	6	5	—	2	1	55	—	113
	15	1,724	143	110	82	285	21	92	62	—	2,534
Income (loss) before income tax (expense) benefit	567	81	2	—	7	3	4	(8)	(46)	(2)	608
Income tax (expense) benefit	—	(17)	1	—	(2)	—	—	—	(6)	—	(24)
Net income (loss)	567	64	3	—	5	3	4	(8)	(52)	(2)	584
Less: net (income) loss attributable to non-controlling interests	(278)	(18)	(2)	—	(1)	—	—	3	—	1	(295)
Net income (loss) attributable to Icahn Enterprises Holdings	$289	$46	$1	$—	$4	$3	$4	$(5)	$(52)	$(1)	$289

Supplemental information:
Capital expenditures	$—	$77	$10	$1	$9	$6	$—	$—	$—	$—	$103
Depreciation and amortization(2)	$—	$71	$8	$6	$4	$5	$6	$2	$—	$—	$102

	Six Months Ended June 30, 2012
	Investment	Automotive	Energy(1)	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Icahn Enterprises Holdings	Consolidated
	(in millions)
Revenues:
Net sales	$—	$3,468	$1,412	$—	$299	$169	$635	$3	$120	$—	$6,106
Other revenues from operations	—	—	—	319	37	—	—	40	—	—	396
Net gain from investment activities	330	—	—	—	—	—	—	—	—	6	336
Interest and dividend income	37	2	—	—	2	—	—	—	—	1	42
Other (loss) income, net	(1)	13	(2)	(8)	—	(2)	1	2	2	4	9
	366	3,483	1,410	311	338	167	636	45	122	11	6,889
Expenses:
Cost of goods sold	—	2,937	1,238	—	244	130	642	1	109	—	5,301
Other expenses from operations	—	—	—	162	28	—	—	24	—	—	214
Selling, general and administrative	11	387	36	126	14	24	14	7	19	8	646
Restructuring	—	14	—	—	—	—	—	—	2	—	16
Impairment	—	29	—	2	—	—	—	—	3	—	34
Interest expense	2	71	9	6	10	10	—	2	—	135	245
	13	3,438	1,283	296	296	164	656	34	133	143	6,456
Income (loss) before income tax (expense) benefit	353	45	127	15	42	3	(20)	11	(11)	(132)	433
Income tax (expense) benefit	—	20	(48)	(1)	(17)	(1)	4	—	—	161	118
Net income (loss)	353	65	79	14	25	2	(16)	11	(11)	29	551
Less: net income attributable to non-controlling interests	(205)	(19)	(22)	(4)	(11)	(1)	—	—	—	—	(262)
Net income (loss) attributable to Icahn Enterprises Holdings	$148	$46	$57	$10	$14	$1	$(16)	$11	$(11)	$29	$289

Supplemental information:
Capital expenditures	$—	$223	$31	$23	$119	$23	$9	$1	$—	$—	$429
Depreciation and amortization(2)	$—	$140	$30	$16	$11	$9	$12	$11	$4	$—	$233

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

	Six Months Ended June 30, 2011
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Icahn Enterprises Holdings	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$3,524	$—	$163	$169	$567	$5	$180	$—	$—	$4,608
Other revenues from operations	—	—	302	34	—	—	40	—	—	—	376
Net gain from investment activities	1,191	—	—	—	—	—	—	—	25	(9)	1,207
Interest and dividend income	60	3	—	2	—	—	—	—	1	(5)	61
Other (loss) income, net	(48)	12	—	(5)	—	—	1	3	5	—	(32)
	1,203	3,539	302	194	169	567	46	183	31	(14)	6,220
Expenses:
Cost of goods sold	—	2,946	—	153	127	539	4	165	—	—	3,934
Other expenses from operations	—	—	163	26	—	—	23	—	—	—	212
Selling, general and administrative	22	374	129	12	22	13	8	31	12	—	623
Restructuring	—	1	—	—	—	—	—	3	—	—	4
Impairment	—	3	—	—	—	—	—	—	—	—	3
Interest expense	9	70	5	11	10	—	4	1	112	—	222
	31	3,394	297	202	159	552	39	200	124	—	4,998
Income (loss) before income tax (expense) benefit	1,172	145	5	(8)	10	15	7	(17)	(93)	(14)	1,222
Income tax (expense) benefit	—	(31)	3	3	(3)	(4)	—	—	(10)	—	(42)
Net income (loss)	1,172	114	8	(5)	7	11	7	(17)	(103)	(14)	1,180
Less: net (income) loss attributable to non-controlling interests	(630)	(31)	(5)	2	(2)	—	—	6	—	9	(651)
Net income (loss) attributable to Icahn Enterprises Holdings	$542	$83	$3	$(3)	$5	$11	$7	$(11)	$(103)	$(5)	$529

Supplemental information:
Capital expenditures	$—	$177	$13	$2	$14	$12	$—	$—	$—	$—	$218
Depreciation and amortization(2)	$—	$139	$18	$12	$8	$10	$11	$5	$—	$—	$203
(1) We consolidated CVR effective May 4, 2012.
(2) Excludes amounts related to the amortization of debt discounts and premiums.
Condensed balance sheets by reporting segment as of June 30, 2012 and December 31, 2011 are presented below:

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

	June 30, 2012
	Investment	Automotive	Energy	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Icahn Enterprises Holdings	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$13	$716	$693	$225	$250	$38	$29	$54	$63	$1,128	$3,209
Cash held at consolidated affiliated partnerships and restricted cash	1,346	—	—	18	—	1	3	2	—	2	1,372
Investments	4,982	248	—	35	46	—	—	—	14	61	5,386
Accounts receivable, net	—	1,379	214	17	20	58	121	7	49	—	1,865
Inventories, net	—	988	514	—	110	59	128	—	63	—	1,862
Property, plant and equipment, net	—	1,862	2,588	422	302	145	138	673	87	3	6,220
Goodwill and intangible assets, net	—	1,779	1,249	69	7	13	28	83	3	—	3,231
Other assets	133	320	104	58	30	30	44	16	30	116	881
Total assets	$6,474	$7,292	$5,362	$844	$765	$344	$491	$835	$309	$1,310	$24,026
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$334	$1,855	$1,442	$142	$146	$68	$74	$20	$38	$133	$4,252
Securities sold, not yet purchased, at fair value	548	—	—	—	—	—	—	—	—	—	548
Due to brokers	4	—	—	—	—	—	—	—	—	—	4
Post-employment benefit liability	—	1,237	—	—	9	54	3	—	—	—	1,303
Debt	—	2,788	907	171	275	216	4	74	—	3,761	8,196
Total liabilities	886	5,880	2,349	313	430	338	81	94	38	3,894	14,303

Equity attributable to Icahn Enterprises Holdings	2,076	1,019	2,081	355	186	1	410	741	271	(2,584)	4,556
Equity attributable to non-controlling interests	3,512	393	932	176	149	5	—	—	—	—	5,167
Total equity	5,588	1,412	3,013	531	335	6	410	741	271	(2,584)	9,723
Total liabilities and equity	$6,474	$7,292	$5,362	$844	$765	$344	$491	$835	$309	$1,310	$24,026

	December 31, 2011
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Icahn Enterprises Holdings	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$7	$953	$150	$307	$66	$7	$216	$55	$517	$2,278
Cash held at consolidated affiliated partnerships and restricted cash	4,941	—	16	—	2	2	2	—	16	4,979
Investments	8,448	228	34	45	—	—	—	13	170	8,938
Accounts receivable, net	—	1,169	19	34	53	98	5	46	—	1,424
Inventories, net	—	956	—	96	53	163	—	76	—	1,344
Property, plant and equipment, net	—	1,855	416	194	131	134	679	93	3	3,505
Goodwill and intangible assets, net	—	1,808	77	7	14	30	87	3	—	2,026
Other assets	81	319	58	21	31	42	15	33	53	653
Total assets	$13,477	$7,288	$770	$704	$350	$476	$1,004	$319	$759	$25,147
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$162	$1,875	$145	$110	$75	$85	$23	$36	$332	$2,843
Securities sold, not yet purchased, at fair value	4,476	—	—	—	—	—	—	—	—	4,476
Due to brokers	2,171	—	—	—	—	—	—	—	—	2,171
Post-employment benefit liability	—	1,272	—	9	56	3	—	—	—	1,340
Debt	—	2,798	49	275	216	4	75	—	3,046	6,463
Total liabilities	6,809	5,945	194	394	347	92	98	36	3,378	17,293

Equity attributable to Icahn Enterprises Holdings	3,282	967	402	172	(1)	384	906	283	(2,619)	3,776
Equity attributable to non-controlling interests	3,386	376	174	138	4	—	—	—	—	4,078
Total equity	6,668	1,343	576	310	3	384	906	283	(2,619)	7,854
Total liabilities and equity	$13,477	$7,288	$770	$704	$350	$476	$1,004	$319	$759	$25,147

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

15.	Income Taxes.
For the three months ended June 30, 2012, we recorded an income tax benefit of $88 million on pre-tax income of $362 million compared to an income tax expense of $24 million on pre-tax income of $608 million for the three months ended June 30, 2011. Our effective income tax rate was (24.3)% and 3.9% for the three months ended June 30, 2012 and 2011, respectively.
For the six months ended June 30, 2012, we recorded an income tax benefit of $118 million on pre-tax income of $433 million compared to an income tax expense of $42 million on pre-tax income of approximately $1.2 billion for the six months ended June 30, 2011. Our effective income tax rate was (27.3)% and 3.4% for the six months ended June 30, 2012 and 2011, respectively.
The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners. In February, 2012, WPH merged into a newly formed single member limited liability company owned by American Entertainment Properties Corp ("AEP"), a wholly owned subsidiary of ours. The merger constituted a tax-free reorganization and resulted in the release of approximately $48 million of WPH's valuation allowance. Also, on May 4, 2012, AEP acquired a controlling interest in CVR.  In conjunction with this acquisition, AEP re-evaluated the future estimated realization of its deferred tax assets which resulted in the release of approximately $111 million of its valuation allowance.
Additionally, in conjunction with Federal-Mogul's ongoing review of its actual results and anticipated future earnings, Federal-Mogul reassesses the possibility of releasing valuation allowances. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include but are not limited to: recent adjusted historical financial results; historical taxable income; projected future taxable income; the expected timing of the reversals of existing temporary differences; and tax planning strategies. Based upon this assessment, Federal-Mogul has concluded based on available evidence that the deferred tax assets in Germany are more likely than not to be realized. Based upon this conclusion, a valuation allowance was reversed, a portion of which is expected to be realized through current year ordinary income and is therefore included in the annual effective rate. The remaining portion relates to the anticipated realization in future years and is therefore recognized as a discrete event in the three months ended June 30, 2012.
Federal-Mogul believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions may decrease in the next 12 months due to audit settlements or statute expirations. During each of the three and six months ended June 30, 2012, a tax position became effectively settled and decreased unrecognized tax benefits by $298 million, of which only $19 million was included in the income tax benefit due to the impact of valuation allowances.
Federal-Mogul has concluded that there is more than a remote possibility that existing valuation allowances of up to $260 million as of June 30, 2012 could be released within the next 12 months. If releases of such valuation allowances occur, they may have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

16.	Accumulated Other Comprehensive Loss.
Accumulated other comprehensive loss consists of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Post-employment benefits, net of tax	$(406)	$(415)
Hedge instruments, net of tax	(66)	(80)
Translation adjustments and other, net of tax	(386)	(360)
	$(858)	$(855)

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

17.	Other (Loss) Income, Net.
Other (loss) income, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Loss on extinguishment of debt	$—	$—	$(2)	$—
Realized and unrealized loss on derivatives, net	(3)	—	(3)	—
Dividend expense related to securities sold, not yet purchased	(1)	(19)	(3)	(32)
(Loss) gain on disposition of assets	(2)	2	1	—
Appreciation on deferred management fee	—	—	—	(13)
Equity earnings from non-consolidated affiliates	13	8	24	16
Foreign currency translation loss	(5)	(5)	(7)	(6)
Other	(3)	(1)	(1)	3
	$(1)	$(15)	$9	$(32)

18.	Commitments and Contingencies.
Investment
Exit Facility
In connection with Tropicana's completion of the Restructuring Transactions (see Note 3, “Operating Units-Gaming”), Tropicana entered into the Exit Facility, as amended, which consists of a (i) $130 million Term Loan Facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date and (ii) $20 million Revolving Facility. Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, held over 50% of the loans under the Term Loan Facility and was obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. As described in Note 3, on June 30, 2011, the Investment Funds made a distribution-in-kind of their investment in the Exit Facility to us and as a result we became the lenders under the Exit Facility. As further discussed in Note 11, "Debt," in March 2012, Tropicana paid in full the remaining amounts outstanding under the Exit Facility and the Revolving Facility was canceled therewith.
Dynegy Inc.
On November 4, 2011, Resources Capital Management Corp., Roseton OL, LLC, and Danskammer OL, LLC, filed an action in Supreme Court of New York, New York County, against Dynegy Inc. ("Dynegy"), various affiliates of Dynegy, certain members of the Board of Directors of Dynegy, and various other defendants, including Icahn Capital.  The plaintiffs are seeking an unspecified amount of damages for alleged breaches of fiduciary obligation, as well as declaratory and other equitable relief regarding certain notes and related contracts.  Icahn Capital is named as a defendant and is being sued for allegedly aiding and abetting Dynegy and its directors in the alleged breaches of fiduciary obligation, tortious interference, and unjust enrichment. On June 5, 2012, the Complaint was dismissed with prejudice.
 On March 28, 2012, an action was filed in NY Supreme Court, entitled Silsby v. Icahn et. al.  Defendants include Carl C. Icahn and Dynegy Inc, as well as two of our officers. The action purports to be brought as a class action on behalf of Dynegy shareholders who acquired their shares between September 2011 and March 2012.  The Complaint alleges violations of the federal securities laws in defendants' allegedly making false and misleading statements in securities filings that artificially inflated the price of Dynegy stock. The individual defendants are alleged to have been controlling persons of Dynegy. Plaintiff is seeking damages in an unspecified amount. Subsequent to the filing of this action, Dynegy filed for bankruptcy, and the Court has stayed the litigation against Dynegy, pursuant to the automatic stay provisions of the Bankruptcy Code.  By agreement, defendants have not yet responded to the Complaint.  However, defendants believe they have meritorious defenses to the claims.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

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
Total environmental liabilities, determined on an undiscounted basis, were $15 million and $16 million at June 30, 2012 and December 31, 2011, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At June 30, 2012, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $41 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $21 million and $22 million at June 30, 2012 and December 31, 2011, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of these ARO amounts.
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

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

Energy
Leases and Unconditional Purchase Obligations
The minimum required payments for CVR's lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Six months ending December 31, 2012	$5	$64
Year ending December 31, 2013	9	127
Year ending December 31, 2014	7	114
Year ending December 31, 2015	6	103
Year ending December 31, 2016	5	103
Thereafter	8	457
	$40	$968
(1)This amount includes $498 million payable ratably over nine years pursuant to petroleum transportation service agreements between CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM will receive transportation for at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of ten years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of fiscal 2011.
CVR leases various equipment, including rail cars, and real properties under long-term operating leases expiring at various dates. For the period May 5, 2012 through June 30, 2012, lease expense approximated $2 million. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, CVR has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.
CVR LP entered into a pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The initial term ends in 2013 and the agreement is subject to renewal.
Litigation
From time to time, CVR is involved in various lawsuits arising in the normal course of business, including matters such as those described below under, "Environmental, Health and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that CVR's management estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. In the opinion of CVR management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the consolidated financial statements. There can be no assurance that CVR management's beliefs or opinions with respect to liability for potential litigation matters are accurate.
Samson Resources Company, Samson Lone Star, LLC and Samson Contour Energy E&P, LLC (together, "Samson") filed fifteen lawsuits in federal and state courts in Oklahoma and two lawsuits in state courts in New Mexico against CRRM and other defendants between March 2009 and July 2009. In addition, in May 2010, separate groups of plaintiffs (the "Anstine and Arrow cases") filed two lawsuits against CRRM and other defendants in state court in Oklahoma and Kansas. All of the lawsuits filed in state court were removed to federal court. All of the lawsuits (except for the New Mexico suits, which remained in federal court in New Mexico) were then transferred to the Bankruptcy Court for the United States District Court for the District of Delaware, where the Sem Group bankruptcy resides. In March 2011, CRRM was dismissed without prejudice from the New Mexico suits. All of the lawsuits allege that Samson or other respective plaintiffs sold crude oil to a group of companies, which generally are known as SemCrude or SemGroup (collectively, "Sem"), which later declared bankruptcy and that Sem has not paid such plaintiffs for all of the crude oil purchased from Sem. The Samson lawsuits further allege that Sem sold some of the crude oil purchased from Samson to J. Aron & Company ("J. Aron") and that J. Aron sold some of this crude oil to CRRM. All of the lawsuits seek the same remedy, the imposition of a trust, an accounting and the return of crude oil or

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

the proceeds therefrom. The amount of the plaintiffs' alleged claims is unknown since the price and amount of crude oil sold by the plaintiffs and eventually received by CRRM through Sem and J. Aron, if any, is unknown. CRRM timely paid for all crude oil purchased from J. Aron. On January 26, 2011, CRRM and J. Aron entered into an agreement whereby J. Aron agreed to indemnify and defend CRRM from any damage, out-of-pocket expense or loss in connection with any crude oil involved in the lawsuits which CRRM purchased through J. Aron, and J. Aron agreed to reimburse CRRM's prior attorney fees and out-of-pocket expenses in connection with the lawsuits. Samson and CRRM entered a stipulation of dismissal with respect to all of the Samson cases and the Samson cases were dismissed with prejudice on February 8, 2012. The dismissal does not pertain to the Anstine and Arrow cases.
On June 21, 2012, Goldman, Sachs & Co. (“GS”) filed suit against CVR in state court in New York, alleging that CVR failed to pay GS approximately $18.5 million in fees allegedly due to GS by CVR pursuant to an engagement letter dated March 21, 2012, which according to the allegations set forth in the complaint, provided that GS was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's common stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of June 30, 2012.
CRNF received a ten-year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF's nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment resulted in an increase in CRNF's annual property tax expense by an average of $11 million per year for each of the years ended December 31, 2008 and 2009, $12 million for the year ended December 31, 2010 and $11 million for the year ended December 31, 2011. CRNF does not agree with the county's classification of its nitrogen fertilizer plant and has been disputing it before the Kansas Court of Tax Appeals, or COTA. However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2011, 2010, 2009 and 2008 and has estimated and accrued for property tax for the first six months of fiscal 2012. This property tax expense is included in cost of goods sold in our Energy segment's financial results. In January 2012, COTA issued a ruling indicating that the assessment in 2008 of CRNF's fertilizer plant as almost entirely real property instead of almost entirely personal property was appropriate. CRNF disagrees with the ruling and filed a petition for reconsideration with COTA (which was denied) and has filed an appeal to the Kansas Court of Appeals. CRNF is also appealing the valuation of the CRNF fertilizer plant for tax years 2009 through 2012, which cases remain pending before COTA. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then a portion of the accrued and paid property tax expenses would be refunded to CRNF, which could have a material positive effect on our Energy segment's results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then CRNF expects that it will continue to pay property taxes at elevated rates.
Flood, Crude Oil Discharge and Insurance
Crude oil was discharged from CVR's Coffeyville refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. In connection with the discharge, CVR received in May 2008 notices of claims from 16 private claimants under the Oil Pollution Act ("OPA") in an aggregate amount of approximately $4 million (plus punitive damages). In August 2008, those claimants filed suit against CVR in the United States District Court for the District of Kansas in Wichita (the "Angleton Case"). In October 2009 and June 2010, companion cases to the Angleton Case were filed in the United States District Court for the District of Kansas in Wichita, seeking a total of approximately $3 million (plus punitive damages) for three additional plaintiffs as a result of the July 1, 2007 crude oil discharge. CVR has settled all of the claims with the plaintiffs from the Angleton Case and has settled all of the claims except for one of the plaintiffs from the companion cases. CVR believes that the resolution of the remaining claim will not have a material adverse effect on our Energy segment's financial results.
As a result of the crude oil discharge that occurred on July 1, 2007, CVR entered into an administrative order on consent (the "Consent Order") with the U.S. Environmental Protection Agency (the "EPA") on July 10, 2007. As set forth in the Consent Order, the EPA concluded that the discharge of crude oil from CVR's Coffeyville refinery caused an imminent and substantial threat to the public health and welfare. Pursuant to the Consent Order, CVR agreed to perform specified remedial actions to respond to the discharge of crude oil from CVR's refinery. The substantial majority of all required remedial actions were completed by January 31, 2009. CVR prepared and provided its final report to the EPA in January 2011 to satisfy the final requirement of the Consent Order. In April 2011, the EPA provided CVR with a notice of completion indicating that CVR has no continuing obligations under the Consent Order, while reserving its rights to recover oversight costs and penalties.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

On October 25, 2010, CVR received a letter from the United States Coast Guard on behalf of the EPA seeking $2 million in oversight cost reimbursement. CVR responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking (i) recovery from CRRM of the EPA's oversight costs under the OPA, (ii) a civil penalty under the Clean Water Act (as amended by the OPA) and (iii) recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"). (See "Environmental, Health and Safety ("EHS") Matters" below.) CVR has reached an agreement in principle with the DOJ to resolve the DOJ's claims. CVR anticipates that civil penalties associated with the proceeding will exceed $100,000; however, CVR does not anticipate that civil penalties or any other costs associated with the proceeding will be material. The discovery in the lawsuit is temporarily stayed while the parties attempt to finalize that agreement in a consent decree.
CVR is seeking insurance coverage for this release and for the ultimate costs for remediation and third-party property damage claims. On July 10, 2008, CVR filed a lawsuit in the United States District Court for the District of Kansas against certain of CVR's environmental insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses. Each insurer reserved its rights under various policy exclusions and limitations and cited potential coverage defenses. Although the Court has now issued summary judgment opinions that eliminate the majority of the insurance defendants' reservations and defenses, CVR cannot be certain of the ultimate amount or timing of such recovery because of the difficulty inherent in projecting the ultimate resolution of CVR's claims. CVR has received $25 million of insurance proceeds under its primary environmental liability insurance policy which constitutes full payment to CVR of the primary pollution liability policy limit.
The lawsuit with the insurance carriers under the environmental policies remains the only unsettled lawsuit with the insurance carriers related to these events.
Environmental, Health and Safety ("EHS") Matters
CRRM, Coffeyville Resources Crude Transportation, LLC ("CRCT"), Coffeyville Resources Terminal, LLC ("CRT"), and Wynnewood Refining Company, LLC ("WRC"), all of which are wholly owned subsidiaries of CVR, and CRNF are subject to various stringent federal, state, and local EHS rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries.
CRRM, CRNF, CRCT, WRC and CRT own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution and nitrogen fertilizer manufacturing. Therefore, CRRM, CRNF, CRCT, WRC and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act (“RCRA”), and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the Oil Pollution Act of 1990 ("OPA") generally subjects owners and operators of facilities to strict, joint and several liability for all containment and cleanup costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States.
CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). As of June 30, 2012, environmental accruals of $2 million were reflected in the consolidated balance sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders. CVR's accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at June 30, 2012. The accruals include estimated closure and post-closure costs of $1 million for the two landfills at June 30, 2012.
CVR's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR's management believes that the accruals established for environmental

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

expenditures are adequate.
CRRM, CRNF, CRCT, WRC and CRT are subject to extensive and frequently changing federal, state and local, environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline and diesel fuels. The ultimate impact on CVR's business of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that its operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.
In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC are considered to be small refiners under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. Capital expenditures to comply with the rule are expected to be approximately $45 million for CRRM and $49 million for WRC.
CRRM's refinery is subject to the Renewable Fuel Standard ("RFS") which requires refiners to blend "renewable fuels" in with their transportation fuels or purchase renewable energy credits in lieu of blending. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2011, about 8% of all fuel used was required to be "renewable fuel." For 2012, the EPA has proposed to raise the renewable fuel percentage standards to about 9%. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. In addition, CRRM may be impacted by increased capital expenses and production costs to accommodate mandated renewable fuel volumes to the extent that these increased costs cannot be passed on to the consumers. CRRM's small refiner status under the original RFS expired on December 31, 2010. Beginning on January 1, 2011, CRRM was required to blend renewable fuels into its gasoline and diesel fuel or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs") in lieu of blending. To achieve compliance with the renewable fuel standard for the remainder of 2012, CRRM is able to blend a small amount of ethanol into gasoline sold at its refinery loading rack, but otherwise will have to purchase RINs to comply with the rule. CRRM requested "hardship relief" (an extension of the compliance deadline) from the EPA based on the disproportionate economic impact of the rule on CRRM, but the EPA denied CRRM's request on February 17, 2012. CRRM may appeal the denial of its hardship petition.
WRC's refinery is a small refinery under the RFS and has received a two-year extension of time to comply. Therefore, WRC will have to begin complying with the RFS beginning in 2013 unless a further extension is requested and granted.
The EPA is expected to propose "Tier 3" gasoline sulfur standards in 2012. If the EPA were to propose a standard at the level recently being discussed in the pre-proposal phase by the EPA, CRRM will need to make modifications to its equipment in order to meet the anticipated new standard. It is not anticipated that the Wynnewood refinery would require additional capital to meet the anticipated new standard. CVR does not believe that costs associated with the EPA's proposed Tier 3 rule will be material.
In March 2004, CRRM and CRT entered into a Consent Decree (the "2004 Consent Decree") with the EPA and the Kansas Department of Health and Environment (the "KDHE") to resolve air compliance concerns raised by the EPA and KDHE related to Farmland Industries Inc.'s prior ownership and operation of the Coffeyville crude oil refinery and the now-closed Phillipsburg terminal facilities. Under the 2004 Consent Decree, CRRM agreed to install controls to reduce emissions of sulfur dioxide, nitrogen oxides and particulate matter from its FCCU by January 1, 2011. In addition, pursuant to the 2004 Consent Decree, CRRM and CRT assumed cleanup obligations at the Coffeyville refinery and the now-closed Phillipsburg terminal facilities. On June 30, 2009, CRRM submitted a force majeure notice to the EPA and KDHE in which CRRM indicated that it may be unable to meet the 2004 Consent Decree's January 1, 2011 deadline for the installation of controls on the FCCU to reduce emissions of sulfur dioxide and nitrogen oxides because of delays caused by the June/July 2007 flood. In February 2010, CRRM and the EPA agreed to a fifteen month extension of the January 1, 2011, deadline for the installation of FCCU controls which was approved by the Court as a "First Material Modification" to the 2004 Consent Decree. In the First Material Modification, CRRM agreed to offset any incremental emissions resulting from the delay by installing additional controls to existing emission sources over a set timeframe.
In March 2012, CRRM entered into a "Second Consent Decree" with the EPA, which replaces the 2004 Consent Decree

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

(other than the RCRA provisions) and the First Material Modification. The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA identified industry-wide noncompliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees imposing civil penalties and requiring the installation of pollution control equipment and enhanced operating procedures. The EPA has indicated that it will seek to have all refiners enter into "global settlements" pertaining to all "marquee" issues. The 2004 Consent Decree covered some, but not all, of the "marquee" issues. The Second Consent Decree covers all of the marquee issues. Under the Second Consent Decree, CVR will be required to pay a civil penalty of less than $1 million and complete the installation of FCCU controls required under the 2004 Consent Decree, the remaining costs of which are expected to be approximately $49 million, of which approximately $47 million is expected to be capital expenditures and complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of $1 million. The incremental capital expenditures associated with the Second Consent Decree would not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year time-frame. The Second Consent Decree was entered by the Court on April 19, 2012.
WRC's refinery has not entered into a global settlement with the EPA and the Oklahoma Department of Environmental Quality (the "ODEQ") under the National Petroleum Refining Initiative, although it had discussions with the EPA and the ODEQ about doing so. Instead, WRC entered into a Consent Order with the ODEQ in August 2011 (the "Wynnewood Consent Order"). The Wynnewood Consent Order addresses some, but not all, of the traditional marquee issues under the National Petroleum Refining Initiative and addresses certain historic Clean Air Act compliance issues that are generally beyond the scope of a traditional global settlement. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000, and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. The costs of complying with the Wynnewood Consent Order, other than costs associated with a planned turnaround, are expected to be approximately $2 million. In consideration for entering into the Wynnewood Consent Order, WRC received a broad release from liability from ODEQ. The EPA may later request that WRC enter into a global settlement which, if WRC agreed to do so, would necessitate the payment of a civil penalty and the installation of additional controls.
On February 24, 2010, CRRM received a letter from the DOJ on behalf of the EPA seeking an approximately $1 million civil penalty related to alleged late and incomplete reporting of air releases in violation of CERCLA and the Emergency Planning and Community Right-to-Know Act ("EPCRA"). CVR has reached an agreement with EPA to resolve these claims. The resolution was included in the Second Consent Decree described above pursuant to which CVR has agreed to pay an immaterial civil penalty.
The EPA has investigated CRRM's operation for compliance with the Clean Air Act's RMP. On September 23, 2011, the DOJ, acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas (in addition to the matters described above, see "Flood, Crude Oil Discharge and Insurance") seeking recovery from CRRM related to alleged non-compliance with the RMP. CVR anticipates that civil penalties associated with the proceeding will exceed $100,000; however, CVR does not anticipate that civil penalties or any other costs associated with the proceeding will be material. The discovery in the lawsuit is temporarily stayed while the parties attempt to finalize that agreement in a consent decree.
From time to time, the EPA has conducted inspections and issued information requests to CRNF with respect to CVR's compliance with the RMP and the release reporting requirements under CERCLA and the EPCRA. These previous investigations have resulted in the issuance of preliminary findings regarding CRNF's compliance status. In the fourth quarter of 2010, following CRNF's reported release of ammonia from its cooling water system and the rupture of its UAN vessel (which released ammonia and other regulated substances), the EPA conducted its most recent inspection and issued an additional request for information to CRNF. The EPA has not made any formal claims against CVR and CVR has not accrued for any liability associated with the investigations or releases.
WRC has entered into a series of Clean Water Act consent orders with ODEQ. The latest Consent Order (the "CWA Consent Order"), which supersedes other consent orders, became effective in September 2011. The CWA Consent Order addresses alleged noncompliance by WRC with its OPDES permit limits. The CWA Consent Order requires WRC to take corrective action steps, including undertaking studies to determine whether the Wynnewood refinery's wastewater treatment plant capacity is sufficient. The Wynnewood refinery may need to install additional controls or make operational changes to

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

satisfy the requirements of the CWA Consent Order. The cost of additional controls, if any, cannot be predicted at this time. However, based on our experience with wastewater treatment and controls, we do not believe that the costs of the potential corrective actions would be material.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the period May 5, 2012 through June 30, 2012, capital expenditures were $4 million and were incurred to improve the environmental compliance and efficiency of the operations.
CRRM, CRNF, CRCT, WRC and CRT each believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on CVR's business, financial condition, or results of operations.
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
Railcar
Environmental Matters
ARI is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI's actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI's operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse effect on ARI. Certain real property ARI acquired from ACF Industries LLC ("ACF") in 1994 has been involved in investigation and remediation activities to address contamination. Substantially all of the issues identified relate to the use of this property prior to its transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of June 30, 2012, ARI does not believe it will incur material costs in connection with any investigation or remediation activities relating to these properties, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of such remediation. ARI believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

Other Matters
One of ARI's joint ventures entered into a credit agreement in December 2007. Effective August 5, 2009, ARI and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50% interest in the loan. The total commitment under the term loan is $60 million with an additional $10 million commitment under the revolving loan. ARI is responsible to fund 50% of the loan commitments. The balance outstanding on these loans, due to ARI, was $37 million of principal and accrued interest as of June 30, 2012. ARI's share of the remaining commitment on these loans was $3 million as of June 30, 2012.
On September 2, 2009, a complaint was filed by George Tedder (the "Plaintiff") against ARI in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that ARI was liable for an injury that resulted during the Plaintiff's break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff, thus ARI recorded a related charge that was included in the consolidated financial results in the first quarter of fiscal 2012. ARI intends to appeal this decision.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $28 million and $30 million at June 30, 2012 and December 31, 2011, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
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
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  PSC Metals has negotiated a settlement with the EPA that will resolve PSC Metals and its predecessors' liability associated with the Port Refinery superfund site in the Village of Rye Brook, NY. PSC Metals will make a one-time payment of $225,000 to resolve the matter. PSC Metals expects to make the payment in August 2012 and has adequately accrued for this settlement. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of June 30, 2012 and December 31, 2011. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
In November and December of  2011,  PSC Metals received three notices of violation from the Missouri Department of Natural Resources, or MDNR, for hazardous waste and water violations related to its Festus, Missouri location. PSC Metals has responded to the notices of violation and is cooperating with MDNR. PSC Metals is in the beginning stages of negotiating a settlement with MDNR that will resolve the three notices of violation referenced above.  PSC Metals cannot estimate the cost of any settlement with MDNR at this time.   The MDNR has recently undertaken sampling for lead at residences near PSC Metals' Festus yard.  MDNR has indicated to PSC Metals that this sampling was initiated in response to citizen complaints regarding its Festus yard. MDNR has received the results of this sampling.    PSC Metals recently was provided with some of the MDNR sampling results and is undertaking a technical review with its environmental experts.  PSC Metals has been informed by MDNR that of the approximately 50 residences that were sampled and tested, 11 tested above residential standards for lead contamination. Neither MDNR nor PSC Metals has undertaken a lead isotope or similar analysis that would tie the lead contamination that was discovered to a specific location or source.  MDNR and PSC Metals have agreed to meet in the next several months to discuss the results of the test data.  At this time PSC Metals cannot assess the liability, if any, that it may have

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

for remediation of its Festus yard or in the residential areas near that yard.  To the extent that MDNR does seek to hold PSC Metals liable for off-site contamination, PSC Metals believes that such liability was retained by the prior owner of the Festus yard and it would have a claim for indemnification against the prior owner.
In 2011, PSC Metals entered into a consent decree with the EPA  regarding PSC Metals' scrap processing facility located in Cleveland, Ohio. The EPA alleged that PSC Metals violated the requirements of Section 608 of the Clean Air Act, 42 USC Section 761, which requires scrap processors to either recover refrigerants from appliances in accordance with the procedures described in the applicable federal regulations or verify through certifications that refrigerants have previously been evacuated. The consent decree includes injunctive relief that, among other things, will require PSC Metals to offer refrigerant extraction services at 11 of its scrap processing facilities for the next four years.  PSC Metals estimates that the cost associated with the required injunctive relief will range from $0.8 million to $1.7 million, exclusive of a civil penalty of $199,000 assessed in connection with the consent decree which PSC Metals paid in fiscal 2011.
Home Fashion
Environmental Matters
WPH is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPH's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPH estimated its environmental accruals to be $1 million at both June 30, 2012 and December 31, 2011.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 93.0% of our outstanding depositary units as of June 30, 2012 and 92.6% as of December 31, 2011. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF, is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of June 30, 2012 and December 31, 2011. If the plans were voluntarily terminated, they would be underfunded by approximately $134 million and $112 million as of June 30, 2012 and December 31, 2011, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
June 30, 2012 (Unaudited)

among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

19.	Subsequent Events.
Debt Offering
On July 12, 2012, the Issuers issued an additional $300 million principal amount of the Additional 2018 Notes, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Jefferies & Company, Inc., as initial purchaser. These notes constitute the same series of securities as the Initial Notes for purposes of the indenture governing the notes and vote together on all matters with such series. These notes have substantially identical terms as the Initial Notes. In connection with the issuance of the Additional 2018 Notes, the Issuers and the Guarantor entered into Registration Rights Agreement, dated July 12, 2012, with the initial purchaser pursuant to which we and the guarantor agreed (1) to file an exchange offer registration statement with the SEC on or prior to 120 calendar days after the closing of this offering, (2) to use commercially reasonable efforts to have the exchange offer registration statement declared effective by the SEC on or prior to 210 calendar days after the closing of this offering and (3) unless the exchange offer would not be permitted by applicable law or SEC policy, use commercially reasonable efforts to consummate the exchange offer and issue exchange notes on or prior to 30 business days following the date on which the exchange offer registration statement was declared effective. If we fail to satisfy these obligations, we will be required to pay additional interest to holders of the Additional 2018 Notes under certain circumstances. The gross proceeds from the sale of these notes were $314 million and will be used for general corporate purposes. Refer to Note 11, "Debt," for additional information regarding our 8% Senior Unsecured Notes Due 2018.
Investment
Additional investment
On July 1, 2012, we made an additional investment of $300 million in the Investment Funds.
Sargon co-manager agreements
As previously disclosed, on April 1, 2010, Icahn Enterprises and Icahn Capital, a wholly owned indirect subsidiary of Icahn Enterprises, entered into a co-manager agreement with Brett Icahn, the son of Carl C. Icahn. At that time Icahn Capital also entered into a co-manager agreement on the same terms with David Schechter (such co-manager agreements, collectively the ''Icahn Enterprises Co-Manager Agreements''). Under the Co-Manager Agreements, each of Brett Icahn and David Schechter serves as a co-portfolio manager of the Sargon Portfolio, a designated portfolio of assets within the various private investment funds comprising Icahn Enterprises' Investment segment, including the Onshore Fund, Master Fund I, Master Fund II and Master Fund III, subject to the supervision and control of Icahn Capital and Carl Icahn. Icahn Capital owns the general partners of the Investment Funds.
Subject to the terms of the Co-Manager Agreements, on March 31, 2013, each of Brett Icahn and David Schechter will be entitled to a one-time lump sum payment equal to 5.1% of the profit (as defined in the Co-Manager Agreements) generated by the Sargon Portfolio over a hurdle rate of return, minus certain costs (the ''Final Payment''). Other than the Final Payment, neither Brett Icahn nor David Schechter is entitled to receive from us any other compensation (including any salary or bonus) in respect of services provided pursuant to the Co-Manager Agreements. For fiscal 2011, the amount due to each of Brett Icahn and David Schechter under the Co-Manager Agreements increased by $5.2 million and the balance due to each of Brett Icahn and David Schechter would have been $10.2 million if such individual had been 100% vested as of December 31, 2011.
The Sargon Portfolio, which began with $300 million of capital on April 1, 2010, has grown to $587 million as of the close of business on June 29, 2012 and has generated gross profits of $287 million and a gross cumulative return since inception of 95.63%.
On July 24 2012, (i) Icahn Enterprises and Icahn Capital entered into amendments to each of the Co-Manager Agreements with each of Brett Icahn and David Schechter (the “Amended Icahn Enterprises Co-Manager Agreements”), and (ii) High River Limited Partnership (''High River''), an affiliate of Carl C. Icahn, entered into new co-manger agreements with each of Brett Icahn and David Schechter (such co-manager agreements, collectively the ''High River Co-Manager Agreements,'' and together with the Amended Icahn Enterprises Co-Manager Agreements, the “New Co-Manager Agreements”). The New Co-Manager Agreements are effective as of August 1, 2012. Pursuant to the New Co-Manager Agreements, subject to the supervision and

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

control of Icahn Capital and Carl Icahn, the Investment Funds and High River, would make available up to an aggregate of $3 billion (to be provided approximately 80% by the Investment Funds and 20% by High River) for management within the Sargon Portfolio over a four-year term and each of Brett Icahn and David Schechter would be entitled, subject to the terms of the New Co-Manager Agreements, to a one-time lump sum payment at the end of such four-year period, equal to 7.5% of the profit generated by the portfolio over a hurdle rate of return, minus certain costs (payable by each of the Investment Funds and High River based upon their respective profits).
Other
During July 2012, as a result of union negotiations, retiree medical benefits were amended at one of Federal-Mogul's U.S. manufacturing locations. Given that this event will eliminate the accrual of defined benefits for a significant number of active participants, Federal-Mogul expects to recognize a pre-tax other post-employment benefits (“OPEB”) curtailment gain of approximately $50 million during the third quarter of 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises Holdings L.P.

We have reviewed the accompanying consolidated balance sheet of Icahn Enterprises Holdings L.P and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of June 30, 2012, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, the consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011, and the consolidated statement of changes in equity for the six-month period ended June 30, 2012. These consolidated interim financial statements are the responsibility of the Partnership's management.
We were furnished with the report of other accountants on their reviews of the consolidated interim financial statements of Federal-Mogul Corporation, a subsidiary, whose total assets as of June 30, 2012 were $6,941 million, and whose revenues for the three-month and six-month periods ended June 30, 2012 constituted $1,709 million and $3,483 million, respectively, and revenues for the three-month and six-month periods ended June 30, 2011, constituted $1,805 million and $3,539 million, respectively of the related consolidated totals.
We were also furnished with the report of other accountants on their reviews of the consolidated interim financial statements of CVR Energy, Inc., a subsidiary, whose total assets as of June 30, 2012 were $3,285 million and whose revenues for the period from May 5, 2012 to June 30, 2012, constituted $1,410 million of the related consolidated totals.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Partnership as of December 31, 2011, and the related consolidated statements of operations, changes in equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2012, we expressed an unqualified opinion on those consolidated financial statements. Our report made reference to the report of other auditors as it relates to amounts included for Federal-Mogul Corporation. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/Grant Thornton LLP
New York, New York
August 10, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have reviewed the consolidated balance sheet of Federal-Mogul Corporation as of June 30, 2012, and the related consolidated statements of operations and comprehensive (loss) income for the three-month and six-month periods ended June 30, 2012 and 2011, and the consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011 (not presented herein). These financial statements are the responsibility of the Company's management.
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

/s/Ernst & Young LLP

Detroit, Michigan
July 26, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CVR Energy, Inc.:

We have reviewed the condensed consolidated balance sheet of CVR Energy, Inc. and subsidiaries (the Company) as of June 30, 2012, the related condensed consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the period from May 5, 2012 to June 30, 2012. These condensed consolidated financial statements are the responsibility of the Company's management.
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
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Houston, Texas
August 2, 2012

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, along with our consolidated financial statements for the year ended December 31, 2011 included in Registration Statement on Form S-4 (333-179109-1), as amended, filed with the Securities and Exchange Commission, or SEC, on March 14, 2012.
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
We are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment, Automotive, Energy, Gaming, Railcar, Food Packaging, Metals, Real Estate and Home Fashion. In addition to our operating businesses, we discuss Icahn Enterprises Holdings, which includes the unconsolidated results of Icahn Enterprises Holdings and investment activity and expenses associated therewith.
Rights Offering
In connection with a certain rights offering consummated during the first quarter of the fiscal year ending December 31, 2012, or fiscal 2012, Icahn Enterprises distributed an aggregate 13,590,238 additional depositary units to its unitholders that subscribed to the basic subscription rights and the over-subscription rights and we received proceeds of $500 million. Of these additional depositary units distributed by Icahn Enterprises pursuant to the rights offering, Mr. Icahn and his affiliates received 12,995,584 additional depositary units.
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
On July 12, 2012, Icahn Enterprises issued an additional $300 million principal amount of the 8% Senior Unsecured Notes due 2018, or Additional 2018 Notes. These notes constitute the same series of securities as the Initial Notes for purposes of the indenture governing the notes and vote together on all matters with such series. These notes have substantially identical terms as the Initial Notes. (The 8% Senior Unsecured Notes due 2018 together with the Senior Unsecured Notes due 2016 are collectively referred to as the "Initial Notes".)
See Note 11, "Debt," and Note 19, "Subsequent Events," to the consolidated financial statements for additional information regarding these debt offerings.
Acquisition of CVR Energy, Inc.
On April 18, 2012, IEP Energy LLC, or IEP Energy, a majority owned subsidiary of Icahn Enterprise Holdings, and certain other affiliates of Icahn Enterprises Holdings (or collectively, the IEP Parties), entered into a Transaction Agreement (or the Transaction Agreement) with CVR, with respect to IEP Energy's tender offer (or the Offer) to purchase all of the issued and outstanding shares of CVR's common stock for a price of $30 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment right for each share of CVR common stock (or the CCP), which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR is executed on or prior to August 18, 2013 and such transaction closes.
The Offer expired on May 4, 2012. On May 7, 2012, we announced the results of the Offer.  A total of 48,112,317 shares of CVR common stock were validly tendered for $30 per share plus a contingent value right. As all of the terms and conditions of the Offer had been satisfied, IEP Energy accepted for payment all of the tendered shares, which represented approximately 55% of the outstanding shares of CVR common stock. Following the purchase of these shares, the IEP Parties owned approximately 70% of the outstanding shares of CVR common stock. Subsequent to the expiration of the Offer on May 4, 2012, IEP Energy extended the Offer through May 18, 2012.  As a result of the extension of the Offer and subsequent additional purchases of CVR common stock by IEP Energy, the IEP Parties increased their ownership in CVR.  As of June 30, 2012, IEP Energy owned approximately 82.0% of total outstanding common stock of CVR.
Certain affiliates of Carl C. Icahn, excluding Icahn Enterprises, contributed their shares of CVR common stock for their proportionate share of IEP Energy, and as a result own approximately 6.4% of IEP Energy as of June 30, 2012.

Results of Operations

Consolidated Financial Results
The following tables summarize total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises Holdings for each of our reporting segments and Icahn Enterprises Holdings, on an unconsolidated basis, for the three and six months ended June 30, 2012, and 2011. Eliminations relate to the unrealized gains recorded by our Investment segment for its investment in Tropicana from the date of its acquisition of a controlling interest in Tropicana through the date that its investment in Tropicana was transferred to us. Refer to Note 3, “Operating Units - Gaming,” to the consolidated financial statements for further discussion.

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises Holdings
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
Investment	$295	$582	$287	$567	$116	$289
Automotive	1,709	1,805	31	64	22	46
Energy(1)	1,410	—	79	—	57	—
Gaming	158	145	4	3	2	1
Railcar	156	110	13	—	7	—
Food Packaging	84	89	1	5	1	4
Metals	304	288	(14)	3	(14)	3
Real Estate	24	25	6	4	6	4
Home Fashion	65	84	(2)	(8)	(2)	(5)
Icahn Enterprises Holdings	—	16	45	(52)	45	(52)
Eliminations	—	(2)	—	(2)	—	(1)
	$4,205	$3,142	$450	$584	$240	$289

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises Holdings
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
Investment	$366	$1,203	$353	$1,172	$148	$542
Automotive	3,483	3,539	65	114	46	83
Energy(1)	1,410	—	79	—	57	—
Gaming	311	302	14	8	10	3
Railcar	338	194	25	(5)	14	(3)
Food Packaging	167	169	2	7	1	5
Metals	636	567	(16)	11	(16)	11
Real Estate	45	46	11	7	11	7
Home Fashion	122	183	(11)	(17)	(11)	(11)
Icahn Enterprises Holdings	11	31	29	(103)	29	(103)
Eliminations	—	(14)	—	(14)	—	(5)
	$6,889	$6,220	$551	$1,180	$289	$529

(1) We consolidated CVR effective May 4, 2012.
Overview
Our operating businesses are managed on a decentralized basis. Due to the structure of our business, we discuss the results of operations below by individual reportable segments. Refer to Note 14, "Segment Reporting," to the consolidated financial statements for a reconciliation of each of our reporting segment's results of operations to our consolidated results.
Refer to Note 3, “Operating Units,” to the consolidated financial statements for a description of each of our reporting segments.

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
Mr. Icahn, along with his affiliates, makes investments in the Investment Funds. As of June 30, 2012 and December 31, 2011, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $3.5 billion and $3.2 billion, respectively.
Incentive Allocations and Special Profits Interest Allocations
Historically, our Investment segment's revenues were affected by the combination of fee-paying assets under management, or AUM, and the investment performance of the Investment Funds. The General Partners' incentive allocations and special profits interest allocations earned from the Investment Funds were accrued on a quarterly basis and were allocated to the General Partners at the end of the Investment Funds' fiscal year (or sooner on redemptions) assuming there were sufficient net profits to cover such amounts. As more fully disclosed in a letter to investors in the Investment Funds filed with the SEC on Form 8-K on March 7, 2011 by Icahn Enterprises, the Investment Funds returned all fee-paying capital to their investors during fiscal 2011. Payments were funded through cash on hand and borrowings under existing credit lines. As a result, no further incentive allocations or special profits interest allocations will accrue for periods subsequent to March 31, 2011.
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
Our Interests in the Investment Funds
As of June 30, 2012, we had investments with a fair market value of approximately $2.1 billion in the Investment Funds.
Our share of the Investment Funds' net income through our interests in the Investment Funds, excluding incentive allocations and special profits interest allocations earned, was $117 million and $289 million for the three months ended June 30, 2012 and 2011, respectively, and $148 million and $533 million for the six months ended June 30, 2012 and 2011, respectively.
Results of operations for our Investment segment for the three and six months ended June 30, 2012 and 2011, prior to eliminations relating to its investment in Tropicana, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net gain from investment activities	$280	$575	$330	$1,191
Interest and dividend income	14	26	37	60
	294	601	367	1,251

Selling, general and administrative	8	9	11	22
Income before other income, net, interest expense and income taxes	$286	$592	$356	$1,229
Returns
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These returns represent a weighted-average composite of the average returns, net of expenses for the Investment Funds.

	Returns(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment Funds	5.2%	10.2%	6.2%	20.8%
(1) Returns for the three and six months ended June 30, 2011 were gross of special profits interest allocations and incentive allocations, but net of expenses for the Investment Funds.
During the three months ended June 30, 2012, gains were primarily due to the Investment Funds' long exposure to the equity markets that were primarily driven by our defensive short positions as well as certain core holdings. During the six months ended June 30, 2012, gains were primarily due to our long exposure to the equity markets that were primarily driven by certain core holdings which were offset in part by our short positions.
During the three and six months ended June 30, 2011, gains were primarily due to the Investment Funds' long exposure to the equity markets which were driven by certain core holdings.  These gains were offset in part by the Investment Funds' defensive shorts.
Since inception in November 2004, the Investment Funds' gross return is 172%, representing an annualized rate of return of 14% through June 30, 2012.
Net realized and unrealized gains on the investment activities of the Investment Funds decreased by $295 million (51%) and $861 million (72%) for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011. The decreases over the respective periods were attributable to lower rates of return in the Investment Funds.
Interest and dividend income decreased by $12 million (46%) and $23 million (38%) for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011. The decreases over the respective periods were primarily due to decreases in interest income resulting from a reduction in fixed-income investments.
Selling, general and administrative, or SG&A, decreased by $1 million (11%) and $11 million (50%) for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011. The decrease for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was primarily due to the elimination of expenses attributable to outsourced fund administration during fiscal 2011. The decrease for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily due to a decrease in compensation expense and the elimination of expenses attributable to outsourced fund administration during fiscal 2011.

Automotive

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net sales	$1,704	$1,800	$3,468	$3,524
Cost of goods sold	1,450	1,501	2,937	2,946
Gross margin	254	299	531	578

Selling, general and administrative	186	185	387	374
Restructuring	8	—	14	1
Impairment	28	3	29	3
	222	188	430	378
Income before other income, net, interest expense and income taxes	$32	$111	$101	$200
Federal-Mogul's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul's filings with the SEC are available on the SEC's website at www.sec.gov.
During the six months ended June 30, 2012, Federal-Mogul derived 67% of its net sales from the original equipment manufacturer and servicers, or OE, market and 33% from the aftermarket. Federal-Mogul is a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and energy, industrial and transport markets, including customers in both the original equipment manufacturers and servicers, or OE, market and the replacement market, or aftermarket. Federal-Mogul's customers include the world's largest automotive OEs and major distributors and retailers in the independent aftermarket. Geographically, Federal-Mogul derived 38% of its sales in the United States and 62% internationally during the six months ended June 30, 2012. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and developing markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
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
As previously announced, the board of directors of Federal-Mogul decided to segment Federal-Mogul's operating businesses into two separate and independent divisions. One division will focus primarily on the manufacture and sale of powertrain products to original equipment manufacturers while the other will consist of Federal-Mogul's global aftermarket as well as its brake, chassis and wipers businesses. Federal-Mogul has initiated several actions in connection with the creation of the two operating divisions, including the hiring of a new Chief Executive Officer for the aftermarket division and the identification of facilities that will be managed by each division.
Net sales for the three and six months ended June 30, 2012 decreased by $96 million (5%) and $56 million (2%), respectively, as compared to the three and six months ended June 30, 2011. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $114 million and $159 million for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011.
OE sales volumes increased by $37 million and $125 million on a constant dollar basis for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011 due to new business launches, partially offset by net market volume declines, primarily in Europe. Aftermarket sales volumes decreased by $17 million on a constant dollar basis due to sales decreases in Europe and North America for the three months ended June 30, 2102 as compared to the three months ended June 30, 2011. Aftermarket sales decreased by $22 million on a constant dollar basis for the six months ended June 30, 2012 due to sales decreases in Europe and North America, partially offset by sales increases in other regions as compared to the six months ended June 30, 2011. Net unfavorable customer pricing decreased sales by $2 million on a constant dollar basis for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Sales were not impacted by net customer pricing for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.
Cost of goods sold for the three and six months ended June 30, 2012 decreased by $51 million (3%) and $9 million (0%), respectively, as compared to the three and six months ended June 30, 2011. The impact of the relative strength of the U.S. dollar decreased cost of products sold by $98 million and $135 million for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011. Materials and services sourcing savings decreased cost of goods sold by $23 million and $44 million on a constant dollar basis, respectively, and favorable productivity of $2 million and $12 million on a constant dollar basis, respectively, for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011. These decreases were offset by manufacturing, labor and variable overhead costs increases of $66 million and $174 million on a constant dollar basis for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011 due to sales volume/mix. Additional impacts to cost of goods sold for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 were higher depreciation of $4 million and $7 million on a constant dollar basis, respectively, and increased pension expense of $1 million and $1 million on a constant dollar basis, respectively.
Gross margin for the three and six months ended June 30, 2012 decreased by $45 million (15%) and $47 million (8%), respectively, as compared to the three and six months ended June 30, 2011. As a percent of net sales, gross margin was 14.9% and 16.6% for the three months ended June 30, 2012 and 2011, respectively. As a percent of net sales, gross margin was 15.3% and 16.4% for the six months ended June 30, 2012 and 2011, respectively. The favorable impact on gross margin of new program launches was more than offset by the impact of production volume declines, primarily in Europe, and a shift in mix towards lower margin products, resulting in a net decrease in gross margin of $46 million and $71 million, respectively. Other factors contributing to decreased gross margin for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 were currency movements of $16 million and $24 million, respectively, increased depreciation of $4 million and $7 million, respectively, unfavorable productivity of $2 million and favorable productivity of $12 million, respectively, net unfavorable customer pricing of $2 million and zero, respectively, and increased pension expense of $1 million and $1 million, respectively, offset by materials and services sourcing savings of $23 million and $44 million, respectively.
SG&A for the three months ended June 30, 2012 increased by $1 million (0.5%) as compared to the three months ended June 30, 2011. SG&A for the six months ended June 30, 2012 increased by $13 million (3%) as compared to the six months ended June 30, 2011. The increase for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was due to increased costs inclusive of labor and benefits inflation of $18 million, $6 million in expense associated with a payment to be made to Federal-Mogul's retired CEO, Jose Maria Alapont, and increased pension and other post-employment benefits expense of $5 million, partially offset by currency movements of $12 million, materials and services sourcing savings of $2 million and decreased stock-based compensation of $2 million.
Federal-Mogul maintains technical centers throughout the world designed to integrate its leading technologies into advanced products and processes, to provide engineering support for all of its manufacturing sites and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development costs, or R&D, including product and validation costs, of $44 million and $43 million for the three months ended June 30, 2012 and 2011, respectively, and $89 million and $87 million for the six months ended June 30, 2012 and 2011, respectively. As a percentage of OE sales, R&D was 3.9% and 3.6% for the three months ended June 30, 2012 and 2011, respectively, and 3.8% and 3.7% for the six months ended June 30, 2012 and 2011, respectively.
During the three months ended June 30, 2012, Federal-Mogul recorded $8 million in restructuring charges. There were no restructuring charges during the three months ended June 30, 2011. During the six months ended June 30, 2012 and 2011, Federal-Mogul recorded $14 million and $1 million in restructuring charges, respectively. As discussed below, the restructuring charges for the three months ended June 30, 2012 consist of employee-related costs related to a restructuring plan announced in June 2012 ("Restructuring 2012"). The restructuring charges for the six months ended June 30, 2012 consist of employee costs related to Restructuring 2012 and headcount reduction actions associated with the aftermarket.
In June 2012, Federal-Mogul announced Restructuring 2012 to reduce or eliminate capacity at several high cost facilities and transfer production to lower cost locations. Restructuring 2012 is anticipated to be completed within two years. In connection with the initial phase of Restructuring 2012, Federal-Mogul expects to incur restructuring charges totaling approximately $42 million, of which $31 million relate to employee costs and $11 million relate to facility costs.
Our Automotive segment recorded $28 million and $29 million of impairment charge for the three and six months ended June 30, 2012, respectively. Impairment charges for each of the three and six months ended June 30, 2011 was $3 million. The impairment charge for the three and six months ended June 30, 2012 consisted of $15 million and $16 million, respectively, related to the identification of machinery and equipment that were no longer in use by Federal-Mogul and $13 million for each of the three and six months ended June 30, 2012 for the impairment of certain trademarks and brand names. In determining the impairment charge for machinery and equipment, we applied the probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize and through the use of valuation specialists. In determining the impairment charge for trademarks and brand names, we used the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets.
During the second quarter of 2012, Federal-Mogul's board of directors approved a restructuring plan to reduce or eliminate capacity at several high cost VSP facilities and transfer production to lower cost locations. As a result, we determined that this restructuring plan indicated that an impairment may exist in one of our Automotive reporting units, VSP, which had a balance of $720 million of goodwill allocated to it. In assessing whether we had an impairment in our VSP reporting unit, we considered certain trends of businesses comprising our VSP reporting unit, along with other quantitative and qualitative factors, and concluded that this restructuring event did not result in a goodwill impairment charge during the second quarter of 2012 for our VSP reporting unit.
As discussed above, the board of directors of Federal-Mogul decided to segment Federal-Mogul's operating businesses into two separate and independent divisions. As this new segmentation of our Automotive reporting segment will result in reconsideration of its reporting units during the second half of 2012, our Automotive segment's existing goodwill will be required to be reassigned utilizing a relative fair value allocation approach in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 350, Intangibles-Goodwill and Other.  It is possible that this goodwill reassignment could result in a goodwill impairment during the second half of fiscal 2012.

Energy

	Period May 5, 2012 through June 30, 2012
	Petroleum	Fertilizer	Corporate	Total
	(in millions, except for barrel metrics)
Net sales	$1,363	$49	$—	$1,412

Cost of goods sold	1,214	24	—	1,238
Selling, general and administrative	12	9	15	36
Income before other income, net, interest expense and income taxes	$137	$16	$(15)	$138

Total crude oil throughput (barrels per day)	193,693
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$28.85
CVR's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. CVR's filings with the SEC are available on the SEC's website at www.sec.gov.
The following CVR entities are referenced elsewhere in this Report: Coffeyville Resources, LLC (or CRLLC); Coffeyville Resources Refining & Marketing, LLC (or CRRM) and Coffeyville Resources Nitrogen Fertilizers, LLC (or CRNF).
CVR is an independent petroleum refiner and marketer of high value transportation fuels in the mid-continental United States. CVR operates under two business units: petroleum and nitrogen fertilizer. In addition, CVR owns the general partner and approximately 70% of the common units of CVR Partners, LP, or CVR LP, a publicly traded limited partnership that is an independent producer and marketer of upgraded nitrogen fertilizers in the form of ammonia and urea ammonia nitrate, or UAN.
Our Energy segment's earnings and cash flows from its petroleum operations are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks. In the nitrogen fertilizer business, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, on-stream factors and direct operating expenses.
Our Energy segment assesses its operating performance by comparing its refining margin against an industry refining margin benchmark. (Refining margin is net sales minus costs of goods sold, exclusive of certain direct operating expenses and depreciation and amortization.) The industry refining margin benchmark is calculated by assuming that two barrels of benchmark light sweet crude oil is converted into one barrel of conventional gasoline and one barrel of distillate. This benchmark is referred to as the 2-1-1 crack spread. Because CVR calculates the benchmark margin using the market value of NYMEX gasoline and heating oil against the market value of NYMEX WTI, the benchmark is referred to as the NYMEX 2-1-1 crack spread (“ 2-1-1 crack spread”.) The 2-1-1 crack spread is expressed in dollars per barrel and is a proxy for the per barrel margin that a sweet crude oil refinery would earn assuming it produced and sold the benchmark production of gasoline and distillate.
In assessing the operating performance of the nitrogen fertilizer business, CVR calculates plant gate price to determine its operating margin. Plant gate price refers to the unit price of nitrogen fertilizer, in dollars per ton, offered on a delivered basis, excluding shipment costs.
On March 30, 2011, CVR and Vitol Inc., or Vitol, entered into a Crude Oil Supply Agreement, or the Vitol Agreement. This agreement replaced the previous supply agreement between CVR and Vitol dated December 2, 2008, as amended, which was terminated by Vitol and CVR on March 30, 2011.The Vitol Agreement provides that CVR will continue to obtain all of the crude oil for the Coffeyville refinery through Vitol, other than the crude oil gathered by us from Kansas, Missouri, North Dakota, Oklahoma, Wyoming and all adjacent states. The Vitol Agreement commenced March 30, 2011 and extends for an initial term ending December 31, 2013, but also allows for automatic renewal for successive one-year terms.
Net sales for the petroleum business for the period May 5, 2012 through June 30, 2012 was approximately $1.4 billion. For the period May 5, 2012 through June 30, 2012, CVR's petroleum business sold 253 million and 212 million gallons of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.81 and $2.82. respectively.
For the period May 5, 2012 through June 30, 2012, the fertilizer business recognized net sales of $49 million, of which $8 million and $41 million were attributable to ammonia and UAN, respectively. For the period May 5, 2012 through June 30, 2012, CVR sold 13,911 and 108,821 tons of ammonia and UAN, respectively, with an average plant gate price of $562 and $339, respectively. Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. CVR believes plant gate price is meaningful because it sells products both at its plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month-to-month or quarter-to-quarter. Ammonia sales for the period May 5, 2012 through June 30, 2012 benefited from milder weather allowing for an earlier planting season in fiscal 2012. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 98.7%, 96.9% and 95.9%, respectively, on-stream for the period May 5, 2012 through June 30, 2012.
Cost of goods sold for the petroleum business for the period May 5, 2012 through June 30, 2012 was approximately $1.2 billion.  Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization. The petroleum business' average cost per barrel of crude oil consumed for the period May 5, 2012 through June 30, 2012 was $85.41. Sales volume of refined fuels for the petroleum business for the period May 5, 2012 through June 30, 2012 was 12 million barrels. The impact of FIFO accounting also impacted cost of product sold the period May 5, 2012 through June 30, 2012. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the period May 5, 2012 through June 30, 2012, the petroleum business had an unfavorable FIFO inventory impact of $99 million.
Refining margin per barrel of crude oil throughput for the petroleum business was $19.89 for the period May 5, 2012 through June 30, 2012. Refining margin adjusted for FIFO impact for CVR's petroleum business was $28.85 per crude oil throughput barrel for the period May 5, 2012 through June 30, 2012. Gross profit per barrel for the petroleum business was $14.12 for the period May 5, 2012 through June 30, 2012. (Approximately $47 million of direct operating expenses and $22 million of depreciation and amortization are excluded in the calculation of the refining margin per barrel of crude oil throughput and gross profit per barrel related to the petroleum business).
The fertilizer business' cost of product sold for the period May 5, 2012 through June 30, 2012 was $24 million. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, direct operating expenses and depreciation and amortization.
SG&A for the period May 5, 2012 through June 30, 2012 was $36 million. Included in SG&A are staffing and integration costs related to the GWEC acquisition made in December 2011.

Gaming

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Other Revenues From Operations:
Casino	$132	$115	$260	$244
Room	26	28	49	54
Food and Beverage	22	22	43	44
Other	6	5	11	11
Gross revenues	186	170	363	353
Less promotional allowances	(22)	(25)	(44)	(51)
Net revenues	164	145	319	302
Other Expenses From Operations:
Casino	58	58	117	123
Room	10	8	18	15
Food and Beverage	9	10	19	19
Other	5	3	8	6
Total other expenses from operations	82	79	162	163
Selling, general and administrative	64	61	126	129
Income before other income, net, interest expense and income taxes	$18	$5	$31	$10
Tropicana's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. Tropicana's filings with the SEC are available on the SEC's website at www.sec.gov.
Uncertain economic conditions continue to adversely impact the gaming industry and Tropicana. We cannot predict whether, or how long, current market conditions will continue to persist. As published in a third party report, the Atlantic City market experienced year-over-year declines in casino revenue of 6.9% and 6.5% for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011. Net revenues from Tropicana AC comprise approximately 46% and 43% of our Gaming segment's net revenues for the three months ended June 30, 2012 and 2011, respectively. Net revenues from Tropicana AC comprise approximately 42% of our Gaming segment's net revenues for each of the six months ended June 30, 2012 and 2011.
Casino revenues are one of Tropicana's main performance indicators and account for a significant portion of its net revenues. The increase in casino revenues for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was due to an increase in consolidated table game hold percentage as well as an increase in consolidated slot volumes. Tropicana's consolidated table hold percentage was 17.6% for the three months ended June 30, 2012, a 7.9 percentage point increase as compared to June 30, 2011 primarily due to volatility in the hold percentage associated with high end table games play at Tropicana AC.  Consolidated gaming volumes for the three months ended June 30, 2012 as compared to June 30, 2011 increased by 1.3% primarily due to higher slot volumes in Atlantic City, Baton Rouge and Greenville, offset in part by lower table volumes at Atlantic City.
The increase in casino revenues for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily due to an increase in consolidated slot volumes. Tropicana's consolidated table hold percentage was 13.9% and 13.5% for the six months ended June 30, 2012 and June 30, 2011, respectively, and was primarily due to an increase in table hold percentage for Atlantic City over the respective period. Table hold percentage for Atlantic City was 11.8% and 11.4% for the six months ended June 30, 2012 and 2011, respectively.  Consolidated gaming volumes for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 increased by 2.3% primarily due to higher slot volumes in Atlantic City, Baton Rouge and Greenville, offset in part by lower table volumes at Atlantic City.
Revenues from rooms for the three months ended June 30, 2012 decreased by $2 million (7%) compared to the three months ended June 30,2011. The average daily room rate and occupancy across all of Tropicana's gaming properties were $71 and 64%, respectively, for the three months ended June 30, 2012 compared to $74 and 67%, respectively, for the three months ended June 30, 2011. Revenues from rooms for the six months ended June 30, 2012 decreased by $5 million (9%) compared to the six months ended June 30, 2011. The average daily room rate and occupancy across all of Tropicana's gaming properties were $69 and 62%, respectively, for the six months ended June 30, 2012 compared to $71 and 68%, respectively, for the six months ended June 30, 2011.
Other expenses from operations for the three months ended June 30, 2012 increased by $3 million (4%) as compared to the three months ended June 30, 2011, primarily due to increased gaming taxes on increased revenues. Other expenses from operations for the six months ended June 30, 2012 decreased by $1 million (1%) as compared to the six months ended June 30, 2011 primarily due to certain cost-cutting measures, particularly in respect of payroll and related benefits, partially offset by increased gaming taxes on increased revenues.
SG&A increased by $3 million (5%) for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This increase is primarily due to increased marketing spending at Tropicana AC. SG&A decreased by $3 million (2%) for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This decrease is primarily due to decreased payroll and related benefits, decreased professional fees as well lower depreciation and amortization expense attributable to certain assets becoming fully depreciated during fiscal 2011, offset in part by increased marketing spending at Tropicana AC.

Railcar

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Manufacturing Operations:
Net sales	$135	$94	$299	$163
Cost of goods sold	107	86	244	153
Gross margin	28	8	55	10

Leasing and Services Operations:
Other revenues from operations	20	18	37	34
Other expenses from operations	14	13	28	26
Gross margin	6	5	9	8

Selling, general and administrative	8	5	14	12
Income before other income, net, interest expense and income taxes	$26	$8	$50	$6
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
Railcar shipments for the three months ended June 30, 2012 were 2,200 railcars, including approximately 910 railcars to leasing customers, as compared to 1,040 railcars for the three months ended June 30, 2011. Railcar shipments for the six months ended June 30, 2012 were 4,410 railcars, including approximately 1,380 railcars to leasing customers, as compared to 1,720 railcars for the six months ended June 30, 2011. There were no new railcars for lease shipped for the three and six months ended June 30, 2011. (Shipments of railcars for lease are excluded from manufacturing operations' net sales as they represent shipments to ARI's leasing business and are eliminated in consolidation).
Total manufacturing revenues for the three and six months ended June 30, 2012 increased by $41 million (44%) and $136 million (83%), as compared to the three and six months ended June 30, 2011, respectively. The increases over the respective periods were due to an increases in railcar shipments attributable to strong customer demand, coupled with improved pricing and a shift in the sales mix to more tank railcars.

As of June 30, 2012, ARI had a backlog of approximately 6,800 railcars, up from a total backlog of approximately 6,530 railcars as of December 31, 2011. Of the total backlog as of June 30, 2012, 76% will be sold and 24% will be leased. In response to the increased customer demand experienced during fiscal 2011 and into fiscal 2012, ARI has increased production rates at its railcar manufacturing facilities and will adjust them according to customer demand for the remainder of fiscal 2012.
Combined leasing and services operations revenues for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 increased by $2 million (11%) and $3 million (9%), respectively. The increases over the respective periods were primarily attributable to increased leasing revenues.
A portion of ARI's manufacturing, leasing and services revenue is derived from companies affiliated with Mr. Icahn. Such revenues from companies affiliated with Mr. Icahn accounted for approximately 11% and 6% of total manufacturing, leasing and services revenues for the three months ended June 30, 2012 and 2011, respectively, and approximately 7% of total manufacturing, leasing and services revenues for each of the six months ended June 30, 2012 and 2011. See Note 4, "Related Party Transactions-Railcar," to the consolidated financial statements for further discussion.
Gross margin from manufacturing operations for the three and six months ended June 30, 2012 was $28 million and $55 million, respectively, as compared to $8 million and $10 million for the three and six months ended June 30, 2011, respectively. Gross margin from manufacturing operations as a percentage of manufacturing operations revenues was 21% and 18% for the three and six months ended June 30, 2012, respectively, as compared to 9% and 6% for the three and six months ended June 30, 2011, respectively. The improvements over the respective periods were primarily due to an increase in railcar shipments, improved sales mix and pricing, and operating leverages and efficiencies as a result of higher production volumes.
Gross margin from leasing and services operations for the three and six months ended June 30, 2012 was $6 million and $9 million, respectively, as compared to $5 million and $8 million for the three and six months ended June 30, 2011, respectively. Gross margin from leasing and services operations as a percentage of leasing and services operations revenues was 30% and 24% for the three and six months ended June 30, 2012, respectively, as compared to 28% and 24% for the three and six months ended June 30, 2011, respectively. The improvements over the respective periods were due to increased railcars on lease with third parties.
SG&A for the three and six months ended June 30, 2012 increased by $3 million (60%) and $2 million (17%), as compared to the three and six months ended June 30, 2011, respectively. The increases over the respective periods were primarily due to increases in incentive compensation and stock-based compensation, which fluctuates with ARI's stock price.

Food Packaging

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net sales	$86	$89	$169	$169
Cost of goods sold	67	66	130	127
Gross margin	19	23	39	42

Selling, general and administrative	11	11	24	22
Income before other income, net, interest expense and income taxes	$8	$12	$15	$20
Viskase currently operates eight manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia and derives approximately 69% of total net sales from customers located outside the United States. Viskase has completed the construction of a shirring plant in the Philippines to serve the Asian market. The plant is operating on a limited basis and will be scaled up over several years in accordance with our growth expectations for the Asian market. The 2012 capital investment, including machinery, was $5 million for the Philippines project, with a total capital investment to date of $11 million on the project. We anticipate that an additional $5 million of equipment will be added during the remainder of fiscal 2012 through the year ending December 31, 2016.
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

Net sales for the three months ended June 30, 2012 decreased by $3 million (3%) compared to the three months ended June 30, 2011. Net sales for the six months ended June 30, 2012 remained flat at $169 million as compared to the six months ended June 30, 2011. The decrease for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was due to a decrease of $6 million attributable to foreign currency translation, partially offset by product mix of $3 million.
Cost of goods sold for the three months ended June 30, 2012 increased by $1 million (2%) as compared to the three months ended June 30, 2011. Cost of goods sold for the six months ended June 30, 2012 increased by $3 million (2%) compared to the six months ended June 30, 2011. Gross margin as a percent of net sales was 22% and 26% for the three months ended June 30, 2012 and 2011, respectively.  Gross margin as a percent of net sales was 23% and 25% for the six months ended June 30, 2012 and 2011, respectively.  Gross margin for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 decreased by $4 million (17%) primarily due to higher raw material costs, rising energy prices, manufacturing inefficiencies, partially offset by foreign currency translation. Gross margin for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 decreased by $3 million (7%) primarily due to higher raw material costs, rising energy prices, higher pension and depreciation expense partially offset by foreign currency translation, product mix and improved manufacturing efficiencies.
SG&A for the three months ended June 30, 2012 remained flat at $11 million as compared to the three months ended June 30, 2011. SG&A for the six months ended June 30, 2012 increased by $2 million (9%) as compared to the six months ended June 30, 2011. The increase for the six months ended June 30, 2012 was primarily due to higher employee costs, higher pension expense and infrastructure development expenses related to developing markets, partially offset by a decrease in legal expense and foreign currency translation.

Metals

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net sales	$303	$288	$635	$567
Cost of goods sold	311	278	642	539
Gross margin	(8)	10	(7)	28

Selling, general and administrative	7	7	14	13
(Loss) income before other income, net, interest expense and income taxes	$(15)	$3	$(21)	$15
Summarized ferrous tons and non-ferrous pounds sold for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in 000s)
Ferrous tons sold	433	419	888	826
Non-ferrous pounds sold	62,871	44,349	123,795	83,566
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Net sales for the three and six months ended June 30, 2012 increased by $15 million (5%) and $68 million (12%), respectively, as compared to the three and six months ended June 30, 2011. The increases over the respectively periods were primarily driven by volume and revenues from acquisitions made subsequent to June 30, 2011 and by an increase in brokerage transactions.
Ferrous shipments increased by 14,000 gross tons (3%) and average pricing was $34 per gross ton (8%) lower during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decrease in average pricing was largely driven by a significant market price decline in June 2012. Non-ferrous shipment volumes increased 18,522,000 pounds (42%), though average selling price decreased $0.12 per pound (10%) due to lower market pricing and a shift to a higher proportion of lower priced aluminum shipments made during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.
Ferrous shipments increased by 62,000 gross tons (8%) and average pricing was $13 per gross ton (3%) lower during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease in average pricing for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was also largely driven by a significant market price decline in June 2012. Non-ferrous shipment volumes increased 40,229,000 pounds (48%), though average selling price decreased $0.14 per pound (12%) due to lower market pricing and a shift to a higher proportion of lower priced aluminum shipments made during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.
Cost of goods sold for the three months ended June 30, 2012 increased by $33 million (12%) as compared to the three months ended June 30, 2011. The increase was due to higher shipment volumes partly offset by lower ferrous and non-ferrous material costs, and lower processing costs. In addition, the steep market price decline in June 2012, and an additional price decline at the beginning of July 2012, resulted in a lower of cost or market, or LCM, inventory expense of $4 million during the three months ended June 30, 2012. This compared to a $1 million LCM expense for the three months ended June 30, 2011.
Cost of goods sold for the six months ended June 30, 2012 increased by $102 million (19%) as compared to the six months ended June 30, 2011. The increase was primarily due to higher volumes and material purchase prices as compared to the corresponding prior year period. Contributing to the higher cost of sales were costs of yards opened and acquired subsequent to June 30, 2011. The LCM inventory expense was $6 million for the six months ended June 30, 2012 as compared to a $1 million LCM inventory expense for the six months ended June 30, 2011. Gross margin, as a percentage of net sales, was a loss of 3% for the three months ended June 30, 2012 compared to income of 3% for the three months ended June 30, 2011. Gross margin, as a percentage of net sales, was a loss of 1% for the six months ended June 30, 2012 compared to income of 5% for the six months ended June 30, 2011. The compressed margins during each of the three and six months ended June 30, 2012 were primarily driven by lower selling prices and continuing material supply constraints that drove scrap acquisition prices and inventory costs higher in relation to selling prices.
SG&A expense for the three months ended June 30, 2012 was flat at $7 million as compared to the three months ended June 30, 2011. SG&A expense for the six months ended June 30, 2012 increased by $1 million (8%) as compared to the six months ended June 30, 2011, primarily due to higher manpower costs associated with acquisitions made during fiscal 2011.

Real Estate

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Real Estate revenues	$23	$24	$43	$45
Real Estate expenses	13	15	25	27
	10	9	18	18

Selling, general and administrative	4	4	7	8
Income before other income, net, interest expense and income taxes	$6	$5	$11	$10
Real Estate revenues and expenses include results from resort operations, sales of residential units, and rental income and expenses, including income from financing leases. Sales of residential units are included in net sales in our consolidated financial statements. Results from resort and rental operations, including financing lease income, are included in other revenues from operations in our consolidated financial statements.
Revenues from our real estate operations for the three and six months ended June 30, 2012 and 2011 are substantially derived from our resort and rental operations. Revenues from sales of residential units in our real estate development operations represent approximately 13% and 16% of total Real Estate revenues for the three months ended June 30, 2012 and 2011, respectively, and 7% and 11% for the six months ended June 30, 2012 and 2011, respectively.
SG&A for the three months ended June 30, 2012 remained flat as compared to the three months ended June 30, 2011. SG&A for the six months ended June 30, 2012 decreased by $1 million (13%) as compared to the six months ended June 30, 2011. The decrease was primarily due to lower operating expenses associated with certain property located in Las Vegas, Nevada.

Home Fashion

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net sales	$64	$82	$120	$180
Cost of goods sold	55	75	109	165
Gross margin	9	7	11	15

Selling, general and administrative	9	15	19	31
Restructuring	1	1	2	3
Impairment	2	—	3	—
	12	16	24	34
Loss before other income, net, interest expense and income taxes	$(3)	$(9)	$(13)	$(19)
The business of WestPoint Home LLC (referred to as WPH) is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Many of the larger retailers are customers of WPH.  WPH will continue to realign its manufacturing operations and streamline its merchandising, sales and customer service divisions to improve its cost structure and better serve its customers. Given the uncertainty and volatility in the macroeconomic conditions, we cannot predict if WPH's financial performance will continue to improve.
Net sales for the three and six months ended June 30, 2012 decreased by $18 million (22%) and $60 million (33%), respectively, as compared to the three and six months ended June 30, 2011. The decreases in net sales for each of the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 were primarily due to the effects of exiting certain unprofitable programs and customers.
Cost of goods sold for the three and six months ended June 30, 2012 decreased by $20 million (27%) and $56 million (34%), respectively, as compared to the three and six months ended June 30, 2011. The decreases in the cost of goods sold were primarily due to lower sales volume and lower commodity costs for each of the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011.
Gross margin for the three months ended June 30, 2012 increased by $2 million (29%) as compared to the three months ended June 30, 2011. Gross margin for the six months ended June 30, 2012 decreased by $4 million (27%) as compared to the six months ended June 30, 2011. Gross margin as a percentage of net sales was 14% for the three months ended June 30, 2012 as compared to 9% for the three months ended June 30, 2011. Gross margin as a percentage of net sales was 9% for the six months ended June 30, 2012 as compared to 8% for the six months ended June 30, 2011. The improvements of the gross margin as a percentage of net sales for each of the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 were primarily due to lower commodity costs.
SG&A for the three and six months ended June 30, 2012 decreased by $6 million (40%) and $12 million (39%), respectively, as compared to the three and six months ended June 30, 2011. The decreases for each of the respective periods were primarily due to lower selling and administrative expenses due to cost-cutting initiatives and lower fulfillment costs due to lower sales volumes. WPH will continue to explore ways to lower its SG&A expenditures by ongoing review and investigation of the potential for further consolidation of its locations, reduction of headcount, and where appropriate by applying, as necessary, more stringent oversight of expense areas where potential savings have been identified.
Restructuring and impairment for each of the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 increased by $2 million. The increase over the respective periods was primarily due to the impairment of certain fixed assets.  In recording the impairment charges related to its plants, WPH compared estimated net realizable values of property, plant and equipment to their current carrying values. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and continuing costs of closed plants and transition expenses.
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

Other Consolidated Results of Operations
Interest Expense
Interest expense for the three months ended June 30, 2012 increased by $15 million (13%) as compared to the three months ended June 30, 2011. Interest expense for the six months ended June 30, 2012 increased by $23 million (10%) as compared to the six months ended June 30, 2011. The increases over the comparable periods were primarily due to higher interest expense incurred on certain debt issued during the first quarter of 2012 and the inclusion of interest expense related to CVR's debt effective May 4, 2012, offset in part by lower interest expense incurred on due to broker balances.
Income Tax Expense
For the three months ended June 30, 2012, we recorded an income tax benefit of $88 million on pre-tax income of $362 million compared to an income tax provision of $24 million on pre-tax income of $608 million for the three months ended June 30, 2011. Our effective income tax rate was (24.3)% and 3.9% for the three months ended June 30, 2012 and 2011, respectively.
For the six months ended June 30, 2012, we recorded an income tax benefit of $118 million on pre-tax income of $433 million compared to an income tax provision of $42 million on pre-tax income of approximately $1.2 billion for the six months ended June 30, 2011. Our effective income tax rate was (27.3)% and 3.4% for the six months ended June 30, 2012 and 2011, respectively.
The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners. In February, 2012, WPH merged into a newly formed single member limited liability company owned by American Entertainment Properties Corp, or AEP, a wholly owned subsidiary of ours. The merger constituted a tax-free reorganization and resulted in the release of approximately $48 million of WPH's valuation allowance. Also, on May 4, 2012, AEP acquired a controlling interest in CVR.  In conjunction with this acquisition, AEP re-evaluated the future estimated realization of its deferred tax assets which resulted in the release of approximately $111 million of its valuation allowance.
Additionally, in conjunction with Federal-Mogul's ongoing review of its actual results and anticipated future earnings, Federal-Mogul reassesses the possibility of releasing valuation allowances. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include but are not limited to: recent adjusted historical financial results; historical taxable income; projected future taxable income; the expected timing of the reversals of existing temporary differences; and tax planning strategies. Based upon this assessment, Federal-Mogul has concluded based on available evidence that the deferred tax assets in Germany are more likely than not to be realized. Based upon this conclusion, a valuation allowance was reversed, a portion of which is expected to be realized through current year ordinary income and is therefore included in the annual effective rate. The remaining portion relates to the anticipated realization in future years and is therefore recognized as a discrete event in the three months ended June 30, 2012.
Federal-Mogul believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions may decrease in the next 12 months due to audit settlements or statute expirations. During the three and six months ended June 30, 2012, a tax position became effectively settled and decreased unrecognized tax benefits by $298 million, of which only $19 million was included in the income tax benefit due to the impact of valuation allowances.
Federal-Mogul has concluded that there is more than a remote possibility that existing valuation allowances of up to $260 million as of June 30, 2012 could be released within the next 12 months. If releases of such valuation allowances occur, they may have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

Liquidity and Capital Resources

Icahn Enterprises Holdings
As of June 30, 2012, Icahn Enterprises Holdings had investments in the Investment Funds with a total fair market value of approximately $2.1 billion. As of June 30, 2012, Icahn Enterprises Holdings had cash and cash equivalents of approximately $1.1 billion and total debt of approximately $3.8 billion.
We are a holding company. Our cash flow and our ability to meet our debt service obligations and make distributions with respect to Icahn Enterprises' depositary units likely will depend on the cash flow resulting from divestitures, equity and debt financings, interest income, returns on our interests in the Investment Funds and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include receipt of dividends from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt or distributions on Icahn Enterprises' depositary units could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements.
As of June 30, 2012 based on covenants in the indenture governing our senior notes, both we and Icahn Enterprises could incur approximately $1.5 billion in additional indebtedness. See Note 11, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
Acquisition of CVR Energy, Inc.
As discussed in Note 2, "Acquisition" on April 18, 2012, the IEP Parties entered into a Transaction Agreement with CVR, with respect to IEP Energy's Offer to purchase all of the issued and outstanding shares of CVR's common stock for a price of $30 per share in cash, without interest, less any applicable withholding taxes, plus one CCP, which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR is executed on or prior to August 18, 2013 and such transaction closes.
The Offer expired on May 4, 2012. On May 7, 2012, we announced the results of the Offer.  A total of 48,112,317 shares of CVR common stock were validly tendered for $30 per share plus a CCP. As all of the terms and conditions of the Offer had been satisfied, IEP Energy accepted for payment all of the tendered shares, which represented approximately 55% of the outstanding shares of CVR common stock. Following the purchase of these shares, the IEP Parties owned approximately 70% of the outstanding shares of CVR common stock. Subsequent to the expiration of the Offer on May 4, 2012, IEP Energy extended the Offer through May 18, 2012.  As a result of the extension of the Offer and subsequent additional purchases of CVR common stock by IEP Energy, the IEP Parties increased their ownership in CVR.  As of June 30, 2012, IEP Energy owned approximately 82.0% of total outstanding common stock of CVR.
Pursuant to the Transaction Agreement, for a period of 60 days CVR solicited proposals or offers from third parties to acquire it. The 60-day period began on May 24, 2012 and ended on July 23, 2012 without any qualifying offers.
Certain affiliates of Carl C. Icahn, excluding Icahn Enterprises, contributed their shares of CVR common stock for their proportionate share of IEP Energy and as a result own approximately 6.4% of IEP Energy.
The total purchase price of the acquisition of a controlling interest in CVR at May 4, 2012 was approximately $2.1 billion.
Rights and Debt Offerings
As discussed elsewhere in this Report, in connection with a certain rights offering consummated during the first quarter of fiscal 2012, Icahn Enterprises distributed an aggregate 13,590,238 additional depositary units to its unitholders that subscribed to the basic subscription rights and the over-subscription rights and we received proceeds of $500 million. In addition, as discussed elsewhere in this Report, Icahn Enterprises issued an aggregate $700 million principal amount of the 2012 Additional Notes during the first quarter of fiscal 2012. On July 12, 2012, Icahn Enterprises issued an additional $300 million principal amount of the 2018 Notes.
Borrowings
 Debt consists of the following:

	June 30, 2012	December 31, 2011
	(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises Holdings(1)	$2,158	$1,444
7.75% senior unsecured notes due 2016 - Icahn Enterprises Holdings(1)	1,047	1,046
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises Holdings(1)	556	556
Debt facilities - Automotive	2,737	2,737
Debt facilities - Energy	727	—
Credit facilities - Energy	125	—
Debt facilities - Gaming	—	49
Credit facilities - Gaming	171	—
Senior unsecured notes - Railcar	275	275
Senior secured notes and revolving credit facility - Food Packaging	214	214
Mortgages payable - Real Estate	73	75
Other	113	67
Total debt	$8,196	$6,463
(1)Proceeds from the issuance of each of Icahn Enterprises' notes were transferred to Icahn Enterpriser Holdings under identical terms and conditions.

See Note 11, “Debt,” to the consolidated financial statements contained elsewhere in this Report for additional information concerning terms, restrictions and covenants of our debt. As of June 30, 2012, we are in compliance with all debt covenants.
Contractual Commitments and Contingencies
The following table reflects, as of June 30, 2012, our contractual cash obligations, subject to certain conditions, due over the indicated periods, and when they come due:

	2012(1)		2013	2014	2015	2016	Thereafter	Total
	(in millions)
Debt obligations, including capital leases	$48		$558	$2,150	$1,384	$1,181	$2,827	$8,148
Interest payments	248	—	438	423	357	235	358	2,059
Pension and other post-employment benefit plans	81		161	170	159	135	307	1,013
Operating lease obligations	33		59	47	36	31	111	317
Purchase obligations	64		127	114	103	103	458	969
Other	23		—	—	—	—	—	23
Total	$497		$1,343	$2,904	$2,039	$1,685	$4,061	$12,529
(1) Represents contractual cash obligations for the second half of fiscal 2012.
In addition to the amounts in the table of contractual commitments and contingencies with respect to CVR, there are $53 million in standby letters of credit to secure transportation services for crude oil.
On July 12, 2012, Icahn Enterprises issued an additional $300 million principal amount of the 8% Senior Unsecured Notes due 2018. These notes constitute the same series of securities as the Initial Notes for purposes of the indenture governing the notes and vote together on all matters with such series. These notes have substantially identical terms as the Initial Notes. See Note 19, "Subsequent Events," to the consolidated financial statements for additional information regarding this debt offering.
Off-Balance Sheet Arrangements

We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, refer to Note 7, “Financial Instruments,” to the consolidated financial statements contained elsewhere in this Report.
Consolidated Cash Flows
The following table summarizes cash flow information for the six months ended June 30, 2012 and cash and cash equivalents as of June 30, 2012 for each of our operating segments and Icahn Enterprises Holdings:

	Six Months Ended June 30, 2012			June 30, 2012
	Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Cash and Cash Equivalents
	(in millions)
Investment	$1,277	$—	$(17)	$13
Automotive	(7)	(204)	(27)	716
Energy(1)	102	(31)	(12)	693
Gaming	37	(22)	118	225
Railcar	62	(119)	—	250
Food Packaging	(6)	(23)	1	38
Metals	(7)	(13)	—	29
Real Estate	17	(1)	(2)	54
Home Fashion	8	1	—	63
Icahn Enterprises Holdings	(76)	(1,331)	1,206	1,128
	$1,407	$(1,743)	$1,267	$3,209
(1) CVR was consolidated effective May 4, 2012.
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2012 was primarily attributable to our Investment segment which had a change in cash held at consolidated affiliated partnerships and restricted cash of approximately $3.6 billion primarily related to the covering of securities sold, not yet purchased, offset in part by net cash used in investing transactions of approximately $1.9 billion and a net $0.4 billion used in connection with settlement of realized losses on derivative contracts. Additionally, our Energy and Railcar segments had net cash provided by operating activities of $102 million and $62 million, respectively, due to net income before non-cash charges of $115 million and $53 million, respectively.
Icahn Enterprises Holdings paid interest on our debt of $110 million during the six months ended June 30, 2012.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2012 was primarily due to our acquisition of CVR for approximately $1.3 billion, net of cash acquired. Additionally, capital expenditures were $429 million, of which $223 million was related to our Automotive segment and $119 million was related to our Railcar segment. Capital expenditures for our Railcar segment were $114 million for manufacturing railcars for lease to others, which are included in property, plant and equipment, net on our consolidated balance sheets. During the six months ended June 30, 2012, Icahn Enterprises Holdings purchased investments of $210 million, offset in part by proceeds from sales of investments of $170 million.
Financing Activities
Net cash provided financing activities for the six months ended June 30, 2012 was primarily due to Icahn Enterprises Holdings related to the aggregate proceeds from the issuance of debt of $716 million and a rights offering of $510 million. In addition, our Gaming segment had net cash provided by financing activities of $118 million primarily due to the issuance of its New Term Loan Facility offset in part by the repayment of its Exit Facility. Additionally, we paid $20 million in distributions to holders of Icahn Enterprises' depositary units during the first half of fiscal 2012 and our Investment segment distributed $17 million to a related party investor in the Investment Funds.

Discussion of Segment Liquidity and Capital Resources
Investment
The investment strategy utilized by the Investment segment is generally not heavily reliant on leverage. As of June 30, 2012, the ratio of the notional exposure of the Investment Funds' invested capital to net asset value of the Investment Funds was approximately 0.89 to 1.00 on the long side and 1.07 to 1.00 on the short side. The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument. The Investment Funds historically have had access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.
As more fully disclosed in a letter to investors in the Investment Funds filed with the SEC on Form 8-K by Icahn Enterprises on March 7, 2011, the Investment Funds returned all fee-paying capital to their investors during fiscal 2011. Payments were funded through cash on hand and borrowings under existing credit lines.
Automotive
As of June 30, 2012 and December 31, 2011, the borrowing availability under the revolving credit facility was $478 million and $496 million, respectively. Federal-Mogul had $40 million and $38 million of letters of credit outstanding as of June 30, 2012 and December 31, 2011, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. Federal-Mogul's direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $248 million and $228 million at June 30, 2012 and December 31, 2011, respectively.
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
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul's partner holds an option to put its shares to a subsidiary of Federal-Mogul's at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The total amount of the contingent guarantee, should all triggering events have occurred, approximated $59 million as of June 30, 2012. Federal-Mogul believes that this contingent guarantee is less than the estimated current fair value of the partners' interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $207 million and $203 million as of June 30, 2012 and December 31, 2011, respectively. Of those gross amounts, $207 million and $202 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of both June 30, 2012 and December 31, 2011, Federal-Mogul had no outstanding transferred receivables for which cash had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $363 million and $510 million for the three months ended June 30, 2012 and 2011, respectively, and $776 million and $923 million for the six months ended June 30, 2012 and 2011, respectively.

Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $23 million for each of June 30, 2012 and December 31, 2011. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of June 30, 2012 and December 31, 2011, Federal-Mogul estimated the loss to be immaterial.
In October 2011, a flood occurred at one of Federal-Mogul's manufacturing facilities in Ayutthaya, Thailand. This facility was partially submerged in the flood waters for a period of approximately six weeks, resulting in extensive damage to the facility and the loss of substantially all of its related equipment and inventory. A substantial portion of operations at the facility is currently suspended.
In addition to other coverage, Federal-Mogul believes its insurance policies provide for replacement of damaged property, sales value of destroyed inventory, reimbursement for losses due to interruption of business operations and reimbursement of expenditures incurred to restore operations. In February and April 2012, Federal-Mogul received $25 million and $5 million, respectively, in cash advances from its insurance carrier related to the flooding. Federal-Mogul has insurance recoverables of $0 million and $21 million recorded as of June 30, 2012 and December 31, 2011, respectively.
Energy
As of June 30, 2012, CVR had no amounts outstanding and availability of $347 million under its ABL credit facility. CVR's availability under the ABL credit facility is reduced by outstanding letters of credit which, as of June 30, 2012, was $53 million. There were no borrowings under the ABL credit facility as of June 30, 2012. In addition, as of June 30, 2012, CVR LP had $25 million availability under its revolving credit facility.
See Note 11, “Debt-Energy," to our consolidated financial statements for further discussion regarding CVR's credit facilities.
CVR LP has a distribution policy in which it will generally distribute all of its available cash each quarter, within 45 days after the end of each quarter. The distributions will be made to all common unitholders. CRLLC currently holds approximately 70% of all common units outstanding. The amount of the distribution will be determined pursuant to its general partner's calculation of available cash for the applicable quarter. CVR, as the general partner and a non-economic interest holder, is not entitled to receive cash distributions. As a result of the general partner's distribution policy, funds held by CVR LP will not be available for CRLLC's use, and CRLLC as a unitholder will receive its applicable percentage of the distribution of funds within 45 days following each quarter. CVR LP does not have a legal obligation to pay distributions and there is no guarantee that it will pay any distributions on the units in any quarter.
CVR expects its petroleum business to spend approximately $130 million to $135 million (not including capitalized interest) on capital expenditures for the remainder of fiscal 2012.  Of this amount, $50 million to $55 million is expected to be spent for the Coffeyville refinery which includes approximately $50 million of maintenance capital. Approximately $65 million to $70 million is expected to be spent on capital for the Wynnewood refinery. Included in the petroleum business expected capital spend is approximately $15 million for other non-refining transportation and storage projects.

During the first quarter of fiscal 2012, the Coffeyville refinery completed the second phase of a planned two-phase turnaround. CVR incurred total major scheduled turnaround expenses of approximately $2 million for the period May 5, 2012 through June 30, 2012. The Wynnewood refinery is scheduled to begin turnaround maintenance in the fourth quarter of fiscal 2012. CVR expects to incur approximately $100 million of expenses during fiscal 2012 related to the Wynnewood refinery. Turnaround expenditures are not included in capital spending summarized above.
The nitrogen fertilizer business expects capital expenditures for the remainder of fiscal 2012 (not including capitalized interest) to be $60 million to $70 million. Of this amount, $8 million to $10 million will be spent on maintenance projects and $50 million to $60 million will be spent on growth projects including $35 million to $40 million on the UAN expansion project. CVR LP anticipates that the total capital spend associated with the UAN expansion will be approximately $125 million (including capitalized interest), of which $78 million had been spent through June 30, 2012. It is anticipated that the UAN expansion will be completed by January 1, 2013. Turnaround expenditures are expected to approximate $5 million and are not included in capital spending summarized above.
CVR's estimated capital expenditures are subject to change due to unanticipated increases/decreases in the cost, scope and completion time for its capital projects. For example, CVR may experience increases/decreases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of its refineries or nitrogen fertilizer plant. Capital spending for the nitrogen fertilizer business has been and will be determined by the board of directors of the general partner of CVR LP.
CVR believes that its cash flows from operations and existing cash and cash equivalents and improvements in its working capital, together with borrowings under its existing credit facilities as necessary, will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. However, its future capital expenditures and other cash requirements could be higher than CVR currently expects as a result of various factors. Additionally, CVR's ability to generate sufficient cash from its operating activities depends on its future performance, which is subject to general economic, political, financial, competitive, and other factors beyond its control. Depending on the needs of CVR's business contractual limitations and market conditions, it may from time to time seek to use equity securities, incur additional debt, modify the terms of our existing debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that CVR will seek to do any of the foregoing or that it will be able to do any of the foregoing on terms acceptable to it or at all.
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
In March 2012, Tropicana entered into credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million, issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the New Term Loan Facility requires quarterly principal payments of 0.25% of the original principal amount with any remaining outstanding amounts due on the maturity date, March 16, 2018. The New Term Loan Facility is secured by substantially all of Tropicana's assets and is guaranteed by all of its domestic subsidiaries. The obligations under the New Term Loan Facility bear interest, at Tropicana's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%.  An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of June 30, 2012, the interest rate was 7.5%. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility, as discussed below, which totaled $108 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty, of which $58 million was eliminated in consolidation due to the fact that we had owned a portion of the Exit Facility. In addition, the Revolving Facility was terminated when the Exit Facility was repaid in full. Our Gaming segment recognized a $2 million loss on extinguishment of debt which includes a $1 million prepayment penalty and a $1 million write-off of unamortized debt issuance costs and discounts for the six months ended June 30, 2012.
Material cash requirements for Tropicana for the remainder of fiscal 2012 are expected to include (i) principal and interest payments related to its New Term Facility of $8 million, (ii) maintenance capital expenditures expected to be between $15 million and $25 million, (iii) growth capital expenditures and (v) the potential construction and development costs related to Tropicana Aruba's permanent casino which is currently in the planning and design stages.
Home Fashion
On June 15, 2011, WPH executed an amended and restated senior secured revolving credit facility, or WPH Revolving Credit Facility, with Bank of America, NA, or BOA. This one-year senior credit facility is for $50 million with a maximum borrowing availability of $45 million, subject to monthly borrowing base calculations. On January 1, 2012, WPH sent notice to BOA to reduce the face amount and maximum borrowing availability of this credit facility to $15 million effective January 1, 2012. On June 15, 2012, WPH signed a two-month extension of this facility, extending the agreement expiration date to

August 15, 2012.  Concurrent with the execution of that extension agreement, WPH reduced the face amount and maximum borrowing availability of this credit facility to $10 million.
See Note 11, “Debt-Other,” to the consolidated financial statements contained elsewhere in this Report for further discussion regarding this senior credit facility.
At June 30, 2012, WPH had $63 million of unrestricted cash and cash equivalents. There were no borrowings under the WPH Revolving Credit Facility agreement at June 30, 2012, but there were outstanding letters of credit of $8 million. Based upon the eligibility and reserve calculations within this agreement, WPH had unused borrowing availability of $0.1 million at June 30, 2012.
Through a combination of its existing cash on hand and available credit facilities, WPH believes it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital and capital spending for the foreseeable future.
The WPH Revolving Credit Facility expires on August 15, 2012. WPH currently does not intend to renew this agreement upon its expiration. WPH has determined that its liquidity needs are sufficiently covered by existing and projected cash resources for the foreseeable future. In the future, WPH may explore other financing options as circumstances warrant.

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
Consolidation
Our consolidated financial statements include the accounts of (i) Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises Holdings, in addition to those entities in which we have a controlling interest as a general partner interest or in which we may be the primary beneficiary of a variable interest entity, or VIE. In evaluating whether we have a controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; (2) for VIEs of which we may be considered the primary beneficiary of such entities (see Note 5, “Investments and Related Matters-Investment,” for further discussion regarding the accounting and reporting of our VIEs); and (3) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.
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
Energy
For our Energy segment, revenues for products sold are recorded upon delivery of the products to customers, which is the point at which title is transferred, the customer has the assumed risk of loss, and when payment has been received or collection is reasonably assumed. Deferred revenue represents customer prepayments under contracts to guarantee a price and supply of nitrogen fertilizer in quantities expected to be delivered in the next 12 months in the normal course of business. Excise and other taxes collected from customers and remitted to governmental authorities are not included in reported revenues.
Non-monetary product exchanges and certain buy/sell crude oil transactions which are entered into in the normal course of business are included on a net cost basis in cost of goods sold in the consolidated statement of operations.
CVR also engages in trading activities, whereby it enters into agreements to purchase and sell refined products with third parties. CVR acts as a principal in these transactions, taking title to the products in purchases from counterparties, and accepting the risks and rewards of ownership. CVR records revenue for the gross amount of the sales transactions, and records cost of goods sold in our consolidated financial statements.
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
Energy
Derivative Instruments
Our Energy segment uses futures contracts, options and forward contracts primarily to reduce exposure to changes in crude oil prices, finished goods product prices and interest rates to provide economic hedges of inventory positions and anticipated interest payments on long-term debt. Although our Energy segment's management considers these derivatives economic hedges, our other derivative instruments do not qualify as hedges for hedge accounting purposes under FASB ASC Topic 815, Derivatives and Hedging, and accordingly are recorded at fair value in the balance sheet. Changes in the fair value of these derivative instruments are recorded into earnings as a component of other income (expense) in the period of change. The estimated fair values of forward and swap contracts are based on quoted market prices and assumptions for the estimated forward yield curves of related commodities in periods when quoted market prices are unavailable.
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
As of December 31, 2011, our goodwill balance of $1,127 million principally pertains to our Automotive segment.   All of our Automotive reporting units with goodwill passed "Step 1" of the October 1, 2011 goodwill impairment analysis.  PTE,

PTSB and VSP, representing our Automotive reporting units, had fair values in excess of carrying values of 82%, 100% and 6%, respectively.  As of December 31, 2011, our VSP reporting unit had a goodwill balance of $720 million. Our VSP reporting unit sells its products in both the OE market and aftermarket. Demand for aftermarket products is driven by many factors, including the number of vehicles in operation, the average age of the vehicle fleet, the durability of OE parts, and vehicle usage. Although the number of vehicles on the road and different models available continue to increase, the aftermarket has experienced softness due to increases in average useful lives of automotive parts resulting from continued technological advancements and resulting improvements in durability. More recently, some aftermarket product categories have been impacted by the growth of the midgrade segment due to consumer and trade channel trends. If these trends continue in the future, we may experience further declines in sales related to our VSP reporting unit, potentially resulting in goodwill impairment.
During the second quarter of 2012, Federal-Mogul's board of directors approved a restructuring plan to reduce or eliminate capacity at several high cost VSP facilities and transfer production to lower cost locations. As a result, we determined that this restructuring plan indicated that an impairment may exist in one of our Automotive reporting units, VSP, which had a balance of $720 million of goodwill allocated to it. In assessing whether we had an impairment in our VSP reporting unit, we considered certain trends of businesses comprising our VSP reporting unit, along with other quantitative and qualitative factors, and concluded that this restructuring event did not result in a goodwill impairment charge during the second quarter of 2012 for our VSP reporting unit.
As previously announced, board of directors of Federal-Mogul decided to segment Federal-Mogul's operating businesses into two separate and independent divisions. One division will focus primarily on the manufacture and sale of powertrain products to original equipment manufacturers while the other will consist of Federal-Mogul's global aftermarket as well as its brake, chassis and wipers businesses. Federal-Mogul has initiated several actions in connection with the creation of the two operating divisions, including the hiring of a Chief Executive Officer for the aftermarket division and the identification of facilities that will be managed by each division.  As this new segmentation of our Automotive reporting segment will result in reconsideration of its reporting units during the second half of 2012, our Automotive segment's existing goodwill will be required to be reassigned utilizing a relative fair value allocation approach in accordance with FASB ASC Topic 350, Intangibles-Goodwill and Other.  It is possible that this goodwill reassignment could result in a goodwill impairment during the second half of fiscal 2012.
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
Based upon certain impairment indicators related to our Automotive segment's friction business, including lower than expected profits and cash flows due to continued lower aftermarket volumes, further product mix shifts and pressure on margins, our Automotive segment performed a trademarks and brand names impairment analysis in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Based upon this analysis, our Automotive segment recognized a $13 million impairment charge for each of the three and six months ended June 30, 2012.
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
Pension Plans and Other Post-employment Benefit Plans
Federal-Mogul sponsors defined benefit pension plans (“Pension Benefits”) and post-employment health care and life insurance benefits (“Other Post-employment Benefits” or “OPEB”) for certain employees and retirees around the world. Using appropriate actuarial methods and assumptions, Federal-Mogul's defined benefit pension plans and post-employment benefits other than pensions are accounted for in accordance with FASB ASC Topic 715, Compensation - Retirement Benefits.
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
Asset Retirement Obligations
Federal-Mogul records asset retirement obligations, or ARO, in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations . Federal-Mogul's primary ARO activities relate to the removal of hazardous building materials at its facilities. Federal-Mogul records an ARO when amounts can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $21 million and $22 million at June 30, 2012 and December 31, 2011, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of ARO.
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
Federal-Mogul has conditional asset retirement obligations, or CARO, primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because Federal-Mogul does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, Federal-Mogul is currently unable to determine amounts to accrue for CARO at such sites. If new information were to become available whereby Federal-Mogul could make reasonable probability assessments for these CARO, the amount accrued for ARO could change significantly, which could materially impact our Automotive segment's statement of operations and/or financial position. Settlements of ARO in the near-future at amounts other than Federal-Mogul's best estimates as of June 30, 2012 also could materially impact our Automotive segment's future results of operations and financial condition.
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
Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners. In February, 2012, WPH merged into a newly formed single member limited liability company owned by American Entertainment Properties Corp ("AEP"), a wholly owned subsidiary of ours. The merger constituted a tax-free reorganization and resulted in the release of approximately $48 million of WPH's valuation allowance. Also, on May 4, 2012, AEP acquired a controlling interest in CVR.  In conjunction with this acquisition, AEP re-evaluated the future estimated realization of its deferred tax assets which resulted in the release of approximately $111 million of its valuation allowance.
Additionally, in conjunction with Federal-Mogul's ongoing review of its actual results and anticipated future earnings, Federal-Mogul reassesses the possibility of releasing valuation allowances. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include but are not limited to: recent adjusted historical financial results; historical taxable income; projected future taxable income; the expected timing of the reversals of existing temporary differences; and tax planning strategies. Based upon this assessment, Federal-Mogul has concluded based on available evidence that the deferred tax assets in Germany are more likely than not to be realized. Based upon this conclusion, a valuation allowance was reversed, a portion of which is expected to be realized through current year ordinary income and is therefore included in the annual effective rate. The remaining portion relates to the anticipated realization in future years and is therefore recognized as a discrete event in the three months ended June 30, 2012.
Federal-Mogul believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions may decrease in the next 12 months due to audit settlements or statute expirations. During each of the three and six months ended June 30, 2012, a tax position became effectively settled and decreased unrecognized tax benefits by $298 million, of which only $19 million was included in the income tax benefit due to the impact of valuation allowances.
Federal-Mogul has concluded that there is more than a remote possibility that existing valuation allowances of up to $260 million as of June 30, 2012 could be released within the next 12 months. If releases of such valuation allowances occur, they may have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.
Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries' ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.
Adoption of New Accounting Standards
In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, which amends FASB ASC Topic 820, Fair Value Measurements and Disclosures. This ASU clarifies among other things, the intent about the application of existing fair value requirements, including those related to highest and best use concepts, and also expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. This ASU clarifies that a reporting entity should disclose quantitative information about significant unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. Additionally, this ASU expands the disclosures for fair value measurements categorized within Level 3 where a reporting entity is required to include a description of the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  Additional disclosure is also required for any transfers between Level 1 and Level 2 of the fair value hierarchy of fair value measurements on a gross basis as well as additional disclosure of the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value. For many of the requirements, the FASB does not intend for this ASU to result in a change in the application of the requirements in FASB ASC Topic 820.  The adoption of this ASU effective on January 1, 2012 had no impact on our financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, which amends FASB ASC Topic 220, Comprehensive Income. This ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update is effective during interim and annual periods beginning after December 15, 2011.  The adoption of this ASU effective January 1, 2012 had no impact on our financial position, results of operations or cash flows. In December 2011, the FASB issued ASU No. 2011-12, which defers certain provisions contained in ASU No. 2011-05, as discussed above, with respect to the requirement to present components of reclassifications of other comprehensive income on the face of the income statement or in the notes to the financial statements. However, this deferral does not impact the other requirements contained in the new standard on comprehensive income as described above. This update is effective during interim and annual periods beginning after December 15, 2011.  We complied with this deferral as we adopted ASU No. 2011-05 effective January 1, 2012.
In September 2011, the FASB issued ASU No. 2011-08, which amends FASB ASC Topic 350, Intangibles-Goodwill and Other. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB ASC Topic 350. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This update is effective during interim and annual periods beginning after December 15, 2011.  We adopted this ASU effective January 1, 2012.
In December 2011, the FASB issued ASU No. 2011-11, which amends FASB ASC Topic 210, Balance Sheet. This ASU requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective retrospectively for interim and annual periods beginning on or after January 1, 2013. We anticipate that the adoption of this guidance will have minimal impact to our current disclosures.

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
Market Risk
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of June 30, 2012, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by $498 million, $55 million and approximately $1.1 billion, respectively. However, as of June 30, 2012, we estimate that the impact to our share of the net gain from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 37.1% in these Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 62.9% of the change in fair value.
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
Automotive

Refer to Note 7, “Financial Instruments-Automotive,” to the consolidated financial statements for discussion regarding our Automotive segment's interest rate risk, commodity price risk and foreign currency risk.
The translated values of revenue and expense from our Automotive segment's international operations are subject to fluctuations due to changes in currency exchange rates. During six months ended June 30, 2012, our Automotive segment derived 38% of its sales in the United States and 62% internationally. Of these international sales, 56% are denominated in the euro, with no other single currency representing more than 5%. To minimize foreign currency risk, our Automotive segment generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, our Automotive segment manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Our Automotive segment estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar during the six months ended June 30, 2012 would have decreased net income attributable to Icahn Enterprises for our Automotive segment by approximately $12 million.
Energy
The risk inherent in our Energy segment's market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. None of our Energy segment's market risk sensitive instruments are held for trading.
Commodity Price Risk
Our Energy segment's petroleum business, as a manufacturer of refined petroleum products, and the nitrogen fertilizer business, as a manufacturer of nitrogen fertilizer products, all of which are commodities, have exposure to market pricing for products sold in the future. In order to realize value from our processing capacity, a positive spread between the cost of raw materials and the value of finished products must be achieved (i.e., gross margin or crack spread). The physical commodities that comprise raw materials and finished goods are typically bought and sold at a spot or index price that can be highly variable.
CVR uses a crude oil purchasing intermediary to purchase the majority of its non-gathered crude oil inventory for its Coffeyville refinery, which allows it to take title to and price its crude oil at locations in close proximity to its Coffeyville refinery, as opposed to the crude oil origination point, reducing its risk associated with volatile commodity prices by shortening the commodity conversion cycle time. The commodity conversion cycle time refers to the time elapsed between raw material acquisition and the sale of finished goods. In addition, CVR seeks to reduce the variability of commodity price exposure by engaging in hedging strategies and transactions that will serve to protect gross margins as forecasted in the annual operating plan. Accordingly, CVR uses commodity derivative contracts to economically hedge future cash flows (i.e., gross margin or crack spreads) and product inventories. In respect of hedging activities, CVR may enter into, or have entered into, derivative instruments which serve to:

•	lock in or fix a percentage of the anticipated or planned gross margin in future periods when the derivative market offers commodity spreads that generate positive cash flows;

•	hedge the value of inventories in excess of minimum required inventories; and

•	manage existing derivative positions related to change in anticipated operations and market conditions.
Further, CVR intends to engage only in risk-mitigating activities directly related to its businesses.

Basis Risk
Basis risk is the market risk mismatch between a position in the spot asset and the corresponding futures contract. The effectiveness of CVR's derivative strategies is dependent upon the correlation of the price index utilized for the hedging activity and the cash or spot price of the physical commodity for which price risk is being mitigated. Basis risk can exist due to several factors, including time or location differences between the derivative instrument and the underlying physical commodity. CVR's selection of the appropriate index to utilize in a hedging strategy is a prime consideration in its basis risk exposure.
Examples of CVR's basis risk exposure are as follows:

•
Time Basis  - In entering over-the-counter swap agreements, the settlement price of the swap is typically the average price of the underlying commodity for a designated calendar period. This settlement price is based on the assumption that the underlying physical commodity will price ratably over the swap period. If the commodity does not move ratably over the periods, then weighted-average physical prices will be weighted differently than the swap price due to timing.

•
Location Basis  - In hedging NYMEX crack spreads, CVR may be subject to location basis as the settlement of NYMEX refined products (related more to New York Harbor cash markets) may differ from the prices of refined products in CVR's Group 3 pricing area.

Price and Basis Risk Management Activities
In the event CVR's inventories exceed its target base level of inventories, CVR may enter into commodity derivative contracts to manage price exposure to its inventory positions that are in excess of its base level. Excess inventories typically result from plant operations, such as a turnaround or other plant maintenance.
To reduce the basis risk between the price of products for Group 3 and that of the NYMEX associated with selling forward derivative contracts for NYMEX crack spreads, CVR may enter into basis swap positions to lock the price difference. If the difference between the price of products on the NYMEX and Group 3 (or some other appropriate price benchmark) is different than the value contracted in the swap, then CVR will receive from or owe to the counterparty the difference on each unit of product contracted in the swap, thereby locking in its margin. An example of how CVR uses basis swap occurs in the winter heating oil season. The risk associated with not hedging the basis when using NYMEX forward contracts to fix future margins is if the crack spread increases based on prices traded on NYMEX while Group 3 pricing remains flat or decreases positioning CVR to lose money on the derivative position while not earning an offsetting additional margin on the physical position based on the Group 3 pricing.
From time to time, CVR's petroleum business also holds various NYMEX positions through a third party clearing house. As of June 30, 2012, CVR had the following open commodity derivative contracts whose unrealized gains and losses were included in other (loss) income, net in the consolidated statements of operations. At June 30, 2012, CVR was net short 589 WTI crude oil contracts and short 90 heating oil contracts and 125 unleaded gasoline contracts. At June 30, 2012, CVR's account balance maintained at the third-party clearing house totaled approximately $1 million which is reflected in accrued expenses and other liabilities. As of June 30, 2012, CVR's NYMEX positions had an unrealized loss of approximately $1 million. In addition, CVR entered into several commodity swap contracts with effective periods beginning in January 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheets with changes in fair value currently recognized in the consolidated statements of operations. At June 30, 2012, CVR had open commodity hedging instruments consisting of 13.5 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at June 30, 2012 was a net unrealized gain of approximately $1 million. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of the commodity hedging instruments of $13.5 million.
Interest Rate Risk
On June 30 and July 1, 2011 CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $62.5 million (split evenly between the two agreement dates) commencing on August 12, 2011 and expiring on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three-month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three-month LIBOR and pay a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR as governed by the CRNF credit agreement. At June 30, 2012, the effective rate was approximately 4.60%. The agreements were designated as cash flow hedges at inception and, accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) (“AOCI”), and will be subsequently reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense.
CVR LP still has exposure to interest rate risk on 50% of its $125 million floating rate term debt. A 1.0% increase over the Eurodollar floor spread of 3.5%, as specified in the credit agreement, would increase interest cost to CVR LP by approximately $625,000 on an annualized basis, thus decreasing income from operations by the same amount.
Gaming

Tropicana's primary exposure to market risk is interest rate risk associated with its New Term Loan Facility that bears interest based on floating rates. Based on Tropicana's borrowings as of June 30, 2012, assuming a 1% increase over the 7.5% floor specified in its New Term Loan Facility, Tropicana's annual interest cost would change by approximately $2 million.
Icahn Enterprises Holdings
The fair values of our long-term debt and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Historically, Icahn Enterprises Holdings does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. Icahn Enterprises Holdings has predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At June 30, 2012, the impact of a 100 basis point increase and decrease in interest rates on fixed rate debt would have no impact on our consolidated financial statements.

Item 4. Controls and Procedures.
As of June 30, 2012, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises Holdings' and our subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the first half of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dynegy Inc.
On November 4, 2011, Resources Capital Management Corp., Roseton OL, LLC and Danskammer OL, LLC filed an action in the Supreme Court of New York, New York County, against Dynegy Inc., or Dynegy, various affiliates of Dynegy, certain members of the Board of Directors of Dynegy and various other defendants, including Icahn Capital LP, or Icahn Capital.  The plaintiffs are seeking an unspecified amount of damages for alleged breaches of fiduciary obligation, as well as declaratory and other equitable relief regarding certain notes and related contracts.  Icahn Capital is named as a defendant and is being sued for allegedly aiding and abetting Dynegy and its directors in the alleged breaches of fiduciary obligation, tortious interference, and unjust enrichment. On June 5, 2012, the Complaint was dismissed with prejudice.
 On March 28, 2012, an action was filed in NY Supreme Court, entitled Silsby v. Icahn et. al.  Defendants include Carl C. Icahn and Dynegy Inc, as well as two of our officers. The action purports to be brought as a class action on behalf of Dynegy shareholders who acquired their shares between September 2011 and March 2012.  The Complaint alleges violations of the federal securities laws in defendants' allegedly making false and misleading statements in securities filings that artificially inflated the price of Dynegy stock. The individual defendants are alleged to have been controlling persons of Dynegy. Plaintiff is seeking damages in an unspecified amount. Subsequent to the filing of this action, Dynegy filed bankruptcy, and the Court has stayed the litigation against Dynegy, pursuant to the automatic stay provisions of the Bankruptcy Code.  By agreement, defendants have not yet responded to the Complaint.  However, defendants believe they have meritorious defenses to the claims.
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
Total environmental liabilities, determined on an undiscounted basis, were $15 million and $16 million at June 30, 2012 and December 31, 2011, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets. Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At June 30, 2012, Federal- Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $41 million.
Other Matters
Federal-Mogul is involved in other legal actions and claims, directly and through its subsidiaries, that arise in the normal course of business. Federal-Mogul does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on its financial position, operating results or cash flows.
Energy
Litigation
From time to time, CVR is involved in various lawsuits arising in the normal course of business, including matters such as those described below under, "Environmental, Health and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that CVR's management estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. In the opinion of CVR management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the consolidated financial statements. There can be no assurance that CVR management's beliefs or opinions with respect to liability for potential litigation matters are accurate.
Samson Resources Company, Samson Lone Star, LLC and Samson Contour Energy E&P, LLC (together, "Samson") filed fifteen lawsuits in federal and state courts in Oklahoma and two lawsuits in state courts in New Mexico against CRRM and other defendants between March 2009 and July 2009. In addition, in May 2010, separate groups of plaintiffs (the "Anstine and Arrow cases") filed two lawsuits against CRRM and other defendants in state court in Oklahoma and Kansas. All of the lawsuits filed in state court were removed to federal court. All of the lawsuits (except for the New Mexico suits, which remained in federal court in New Mexico) were then transferred to the Bankruptcy Court for the United States District Court for the District of Delaware, where the Sem Group bankruptcy resides. In March 2011, CRRM was dismissed without prejudice from the New Mexico suits. All of the lawsuits allege that Samson or other respective plaintiffs sold crude oil to a group of companies, which generally are known as SemCrude or SemGroup (collectively, "Sem"), which later declared bankruptcy and that Sem has not paid such plaintiffs for all of the crude oil purchased from Sem. The Samson lawsuits further allege that Sem sold some of the crude oil purchased from Samson to J. Aron & Company ("J. Aron") and that J. Aron sold some of this crude oil to CRRM. All of the lawsuits seek the same remedy, the imposition of a trust, an accounting and the return of crude oil or the proceeds therefrom. The amount of the plaintiffs' alleged claims is unknown since the price and amount of crude oil sold by the plaintiffs and eventually received by CRRM through Sem and J. Aron, if any, is unknown. CRRM timely paid for all crude oil purchased from J. Aron. On January 26, 2011, CRRM and J. Aron entered into an agreement whereby J. Aron agreed to indemnify and defend CRRM from any damage, out-of-pocket expense or loss in connection with any crude oil involved in the lawsuits which CRRM purchased through J. Aron, and J. Aron agreed to reimburse CRRM's prior attorney fees and out-of-pocket expenses in connection with the lawsuits. Samson and CRRM entered a stipulation of dismissal with respect to all of the Samson cases and the Samson cases were dismissed with prejudice on February 8, 2012. The dismissal does not pertain to the Anstine and Arrow cases.
On June 21, 2012, Goldman, Sachs & Co. , or GS, filed suit against CVR in state court in New York, alleging that CVR failed to pay GS approximately $18.5 million in fees allegedly due to GS by CVR pursuant to an engagement letter dated March 21, 2012, which according to the allegations set forth in the complaint, provided that GS was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's common stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of June 30, 2012.
CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF's nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment resulted in an increase in CRNF's annual property tax expense by an average of $11 million per year for the years ended December 31, 2008 and December 31, 2009, and $12 million for the year ended December 31, 2010 and $11 million for the year ended December 31, 2011. CRNF does not agree with the county's classification of its nitrogen fertilizer plant and has been disputing it before the Kansas Court of Tax Appeals, or COTA. However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2011, 2010, 2009 and 2008 and has estimated and accrued for property tax for the first six months of fiscal 2012. This property tax expense is reflected as cost of goods sold in our Energy segment's financial results. In January 2012, COTA issued a ruling indicating that the assessment in 2008 of CRNF's fertilizer plant as almost entirely real property instead of almost entirely personal property was appropriate. CRNF disagrees with the ruling and filed a petition for reconsideration with COTA (which was denied) and has filed an appeal to the Kansas Court of Appeals. CRNF is also appealing the valuation of the CRNF fertilizer plant for tax years 2009 through 2012, which cases remain pending before COTA. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then a portion of the accrued and paid property tax expenses would be refunded to CRNF, which could have a material positive effect on our Energy segment's results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then CRNF expects that it will continue to pay property taxes at elevated rates.
Flood, Crude Oil Discharge and Insurance
Crude oil was discharged from CVR's Coffeyville refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. In connection with the discharge, CVR received in May 2008 notices of claims from sixteen private claimants under the Oil Pollution Act ("OPA") in an aggregate amount of approximately $4 million (plus punitive damages). In August 2008, those claimants filed suit against CVR in the United States District Court for the District of Kansas in Wichita (the "Angleton Case"). In October 2009 and June 2010, companion cases to the Angleton Case were filed in the United States District Court for the District of Kansas in Wichita, seeking a total of approximately $3 million (plus punitive damages) for three additional plaintiffs as a result of the July 1, 2007 crude oil discharge. CVR has settled all of the claims with the plaintiffs from the Angleton Case and has settled all of the claims except for one of the plaintiffs from the companion cases. CVR believes that the resolution of the remaining claim will not have a material adverse effect on our Energy segment's financial results.
As a result of the crude oil discharge that occurred on July 1, 2007, CVR entered into an administrative order on consent (the "Consent Order") with the U.S. Environmental Protection Agency (the "EPA") on July 10, 2007. As set forth in the Consent Order, the EPA concluded that the discharge of crude oil from CVR's Coffeyville refinery caused an imminent and substantial threat to the public health and welfare. Pursuant to the Consent Order, CVR agreed to perform specified remedial actions to respond to the discharge of crude oil from CVR's refinery. The substantial majority of all required remedial actions were completed by January 31, 2009. CVR prepared and provided its final report to the EPA in January 2011 to satisfy the final requirement of the Consent Order. In April 2011, the EPA provided CVR with a notice of completion indicating that CVR has no continuing obligations under the Consent Order, while reserving its rights to recover oversight costs and penalties.
On October 25, 2010, CVR received a letter from the United States Coast Guard on behalf of the EPA seeking $2 million in oversight cost reimbursement. CVR responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking (i) recovery from CRRM of the EPA's oversight costs under the OPA, (ii) a civil penalty under the Clean Water Act (as amended by the OPA) and (iii) recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"). (See "Environmental, Health and Safety ("EHS") Matters" below.) CVR has reached an agreement in principle with the DOJ to resolve the DOJ's claims. CVR anticipates that civil penalties associated with the proceeding will exceed $100,000; however, CVR does not anticipate that civil penalties or any other costs associated with the proceeding will be material. The discovery in the lawsuit is temporarily stayed while the parties attempt to finalize that agreement in a consent decree.
CVR is seeking insurance coverage for this release and for the ultimate costs for remediation and third-party property damage claims. On July 10, 2008, CVR filed a lawsuit in the United States District Court for the District of Kansas against certain of CVR's environmental insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses. Each insurer reserved its rights under various policy exclusions and limitations and cited potential coverage defenses. Although the Court has now issued summary judgment opinions that eliminate the majority of the insurance defendants' reservations and defenses, CVR cannot be certain of the ultimate amount or timing of such recovery because of the difficulty inherent in projecting the ultimate resolution of CVR's claims. CVR has received $25 million of insurance proceeds under its primary environmental liability insurance policy which constitutes full payment to CVR of the primary pollution liability policy limit.
The lawsuit with the insurance carriers under the environmental policies remains the only unsettled lawsuit with the insurance carriers related to these events.
Environmental, Health and Safety ("EHS") Matters
CRRM, Coffeyville Resources Crude Transportation, LLC ("CRCT"), Coffeyville Resources Terminal, LLC ("CRT"), and Wynnewood Refining Company, LLC ("WRC"), all of which are wholly-owned subsidiaries of CVR, and CRNF are subject to various stringent federal, state, and local EHS rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries.
CRRM, CRNF, CRCT, WRC and CRT own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution and nitrogen fertilizer manufacturing. Therefore, CRRM, CRNF, CRCT, WRC and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act (“RCRA”), and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the Oil Pollution Act of 1990 ("OPA") generally subjects owners and operators of facilities to strict, joint and several liability for all containment and cleanup costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States.
CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). As of June 30, 2012, environmental accruals of $2.0 million were reflected in the consolidated balance sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders. CVR's accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at June 30, 2012. The accruals include estimated closure and post-closure costs of $1 million for the two landfills at June 30, 2012.
Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.
CRRM, CRNF, CRCT, WRC and CRT are subject to extensive and frequently changing federal, state and local, environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline and diesel fuels. The ultimate impact on CVR's business of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that its operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.
In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC are considered to be small refiners under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. Capital expenditures to comply with the rule are expected to be approximately $45 million for CRRM and $49 million for WRC.
CRRM's refinery is subject to the Renewable Fuel Standard ("RFS") which requires refiners to blend "renewable fuels" in with their transportation fuels or purchase renewable energy credits in lieu of blending. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2011, about 8% of all fuel used was required to be "renewable fuel." For 2012, the EPA has proposed to raise the renewable fuel percentage standards to about 9%. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. In addition, CRRM may be impacted by increased capital expenses and production costs to accommodate mandated renewable fuel volumes to the extent that these increased costs cannot be passed on to the consumers. CRRM's small refiner status under the original RFS expired on December 31, 2010. Beginning on January 1, 2011, CRRM was required to blend renewable fuels into its gasoline and diesel fuel or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs") in lieu of blending. To achieve compliance with the renewable fuel standard for the remainder of 2012, CRRM is able to blend a small amount of ethanol into gasoline sold at its refinery loading rack, but otherwise will have to purchase RINs to comply with the rule. CRRM requested "hardship relief" (an extension of the compliance deadline) from the EPA based on the disproportionate economic impact of the rule on CRRM, but the EPA denied CRRM's request on February 17, 2012. CRRM may appeal the denial of its hardship petition.
WRC's refinery is a small refinery under the RFS and has received a two year extension of time to comply. Therefore, WRC will have to begin complying with the RFS beginning in 2013 unless a further extension is requested and granted.
The EPA is expected to propose "Tier 3" gasoline sulfur standards in 2012. If the EPA were to propose a standard at the level recently being discussed in the pre-proposal phase by the EPA, CRRM will need to make modifications to its equipment in order to meet the anticipated new standard. It is not anticipated that the Wynnewood refinery would require additional capital to meet the anticipated new standard. CVR does not believe that costs associated with the EPA's proposed Tier 3 rule will be material.
In March 2004, CRRM and CRT entered into a Consent Decree (the "2004 Consent Decree") with the EPA and the Kansas Department of Health and Environment (the "KDHE") to resolve air compliance concerns raised by the EPA and KDHE related to Farmland Industries Inc.'s prior ownership and operation of the Coffeyville crude oil refinery and the now-closed Phillipsburg terminal facilities. Under the 2004 Consent Decree, CRRM agreed to install controls to reduce emissions of sulfur dioxide, nitrogen oxides and particulate matter from its FCCU by January 1, 2011. In addition, pursuant to the 2004 Consent Decree, CRRM and CRT assumed cleanup obligations at the Coffeyville refinery and the now-closed Phillipsburg terminal facilities. On June 30, 2009, CRRM submitted a force majeure notice to the EPA and KDHE in which CRRM indicated that it may be unable to meet the 2004 Consent Decree's January 1, 2011 deadline for the installation of controls on the FCCU to reduce emissions of sulfur dioxide and nitrogen oxides because of delays caused by the June/July 2007 flood. In February 2010, CRRM and the EPA agreed to a fifteen month extension of the January 1, 2011, deadline for the installation of FCCU controls which was approved by the Court as a "First Material Modification" to the 2004 Consent Decree. In the First Material Modification, CRRM agreed to offset any incremental emissions resulting from the delay by installing additional controls to existing emission sources over a set timeframe.
In March 2012, CRRM entered into a "Second Consent Decree" with the EPA, which replaces the 2004 Consent Decree (other than the RCRA provisions) and the First Material Modification. The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA identified industry-wide noncompliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees imposing civil penalties and requiring the installation of pollution control equipment and enhanced operating procedures. The EPA has indicated that it will seek to have all refiners enter into "global settlements" pertaining to all "marquee" issues. The 2004 Consent Decree covered some, but not all, of the "marquee" issues. The Second Consent Decree covers all of the marquee issues. Under the Second Consent Decree, CVR will be required to pay a civil penalty of less than $1 million and complete the installation of FCCU controls required under the 2004 Consent Decree, the remaining costs of which are expected to be approximately $49 million, of which approximately $47 million is expected to be capital expenditures and complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of $1 million. The incremental capital expenditures associated with the Second Consent Decree would not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year time-frame. The Second Consent Decree was entered by the Court on April 19, 2012.
WRC's refinery has not entered into a global settlement with the EPA and the Oklahoma Department of Environmental Quality (the "ODEQ") under the National Petroleum Refining Initiative, although it had discussions with the EPA and the ODEQ about doing so. Instead, WRC entered into a Consent Order with the ODEQ in August 2011 (the "Wynnewood Consent

Order"). The Wynnewood Consent Order addresses some, but not all, of the traditional marquee issues under the National Petroleum Refining Initiative and addresses certain historic Clean Air Act compliance issues that are generally beyond the scope of a traditional global settlement. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000, and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. The costs of complying with the Wynnewood Consent Order, other than costs associated with a planned turnaround, are expected to be approximately $2 million. In consideration for entering into the Wynnewood Consent Order, WRC received a broad release from liability from ODEQ. The EPA may later request that WRC enter into a global settlement which, if WRC agreed to do so, would necessitate the payment of a civil penalty and the installation of additional controls.
On February 24, 2010, CRRM received a letter from the DOJ on behalf of the EPA seeking an approximately $1 million civil penalty related to alleged late and incomplete reporting of air releases in violation of CERCLA and the Emergency Planning and Community Right-to-Know Act ("EPCRA"). CVR has reached an agreement with EPA to resolve these claims. The resolution was included in the Second Consent Decree described above pursuant to which CVR has agreed to pay an immaterial civil penalty.
The EPA has investigated CRRM's operation for compliance with the Clean Air Act's RMP. On September 23, 2011, the DOJ, acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas (in addition to the matters described above, see "Flood, Crude Oil Discharge and Insurance") seeking recovery from CRRM related to alleged non-compliance with the RMP. CVR anticipates that civil penalties associated with the proceeding will exceed $100,000; however, CVR does not anticipate that civil penalties or any other costs associated with the proceeding will be material. The discovery in the lawsuit is temporarily stayed while the parties attempt to finalize that agreement in a consent decree.
From time to time, the EPA has conducted inspections and issued information requests to CRNF with respect to CVR's compliance with the RMP and the release reporting requirements under CERCLA and the EPCRA. These previous investigations have resulted in the issuance of preliminary findings regarding CRNF's compliance status. In the fourth quarter of 2010, following CRNF's reported release of ammonia from its cooling water system and the rupture of its UAN vessel (which released ammonia and other regulated substances), the EPA conducted its most recent inspection and issued an additional request for information to CRNF. The EPA has not made any formal claims against CVR and CVR has not accrued for any liability associated with the investigations or releases.
WRC has entered into a series of Clean Water Act consent orders with ODEQ. The latest Consent Order (the "CWA Consent Order"), which supersedes other consent orders, became effective in September 2011. The CWA Consent Order addresses alleged noncompliance by WRC with its OPDES permit limits. The CWA Consent Order requires WRC to take corrective action steps, including undertaking studies to determine whether the Wynnewood refinery's wastewater treatment plant capacity is sufficient. The Wynnewood refinery may need to install additional controls or make operational changes to satisfy the requirements of the CWA Consent Order. The cost of additional controls, if any, cannot be predicted at this time. However, based on our experience with wastewater treatment and controls, we do not believe that the costs of the potential corrective actions would be material.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the period May 5, 2012 through June 30, 2012, capital expenditures were $4 million and were incurred to improve the environmental compliance and efficiency of the operations.
CRRM, CRNF, CRCT, WRC and CRT each believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on CVR's business, financial condition, or results of operations.
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
Railcar
On December 16, 2010, a complaint was filed by Steve Garvin, Deloris Garvin, and Garvin Enterprise, Inc. against ARI's subsidiaries Southwest Steel I, LLC, Southwest Steel II, LLC and Southwest Steel III, LLC, d/b/a Southwest Steel Casting Co., in the District Court of Harris County, Texas, 295th Judicial District. On July 25, 2011, the complaint was amended to include

ARI as a party to the litigation. The plaintiffs alleged that ARI improperly used their former employees to source components from Chinese suppliers in violation of contractual arrangements among the parties and in a manner that compromised the plaintiffs' relationships with the Chinese suppliers. The case was settled and a related charge was included in our financial results as of December 31, 2011.
On September 2, 2009, a complaint was filed by George Tedder (the Plaintiff) against ARI in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that ARI was liable for an injury that resulted during the Plaintiff's break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff; thus ARI recorded a related charge that was included in the consolidated financial results in the first quarter of fiscal 2012. ARI intends to appeal this decision.

Metals
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $28 million and $30 million at June 30, 2012 and December 31, 2011, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business. Estimates of PSC Metals' liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a PRP at additional sites. The impact of such future events cannot be estimated at the current time.
PSC Metals has been designated as a potentially responsible party, or PRP, under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  PSC Metals has negotiated a settlement with the EPA that will resolve PSC Metals and its predecessors' liability associated with the Port Refinery superfund site in the Village of Rye Brook, NY. PSC Metals will make a one-time payment of $225,000 to resolve the matter. PSC Metals expects to make the payment in August 2012 and has adequately accrued for this settlement. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of June 30, 2012 and December 31, 2011. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
In November and December of  2011,  PSC Metals received three notices of violation from the Missouri Department of Natural Resources, or MDNR, for hazardous waste and water violations related to its Festus, Missouri location. PSC Metals has responded to the notices of violation and is cooperating with MDNR. PSC Metals is in the beginning stages of negotiating a settlement with MDNR that will resolve the three notices of violation referenced above.  PSC Metals cannot estimate the cost of any settlement with MDNR at this time.   The MDNR has recently undertaken sampling for lead at residences near PSC Metals' Festus yard.  MDNR has indicated to PSC Metals that this sampling was initiated in response to citizen complaints regarding its Festus yard. MDNR has received the results of this sampling.    PSC Metals recently was provided with some of the MDNR sampling results and is undertaking a technical review with its environmental experts.  PSC Metals has been informed by MDNR that of the approximately 50 residences that were sampled and tested, 11 tested above residential standards for lead contamination. Neither MDNR nor PSC Metals has undertaken a lead isotope or similar analysis that would tie the lead contamination that was discovered to a specific location or source.  MDNR and PSC Metals have agreed to meet in the next several months to discuss the results of the test data.  At this time PSC Metals cannot assess the liability, if any, that it may have for remediation of its Festus yard or in the residential areas near that yard.  To the extent that MDNR does seek to hold PSC Metals liable for off-site contamination, PSC Metals believes that such liability was retained by the prior owner of the Festus yard and it would have a claim for indemnification against the prior owner.
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
There was also a proceeding in Delaware Chancery Court, brought by the same “losing bidders” who are parties to the case decided by the Second Circuit. After the ruling by the Second Circuit, the plaintiffs filed a modified third amended complaint in the Delaware case. In that complaint, the plaintiffs pled claims for breach of fiduciary duty (and aiding and abetting such alleged breach) against us, and against Icahn Enterprises, Carl C. Icahn and others, based on WPH's not having proceeded with a registration statement. Plaintiffs also asserted a contractual claim against WPH relating to the registration statement alleging that, because WPH did not proceed with the registration statement, Plaintiffs were unable to sell their securities in WPH, and sought to recover the diminution in the value of those securities. Plaintiffs also asserted a claim for unjust enrichment against all defendants, including us, WPH, Icahn Enterprises, Carl C. Icahn and others, based on claims that defendants were beneficiaries of a stay order allegedly improperly entered by the Bankruptcy Court. On November 3, 2010, the Chancery Court dismissed the modified third amended complaint in its entirety. Plaintiffs appealed to the Delaware Supreme Court. On August 3, 2011, the Delaware Supreme Court affirmed the judgment of the Chancery Court dismissing the modified third amended complaint, and thus dismissing the case, in its entirety.
Environmental Matters
WPH is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPH's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPH estimated its environmental accruals to be $1 million at both June 30, 2012 and December 31, 2011.

Item 1A. Risk Factors.

Our general partner and its control person could exercise their influence over us to your detriment.
Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, our general partner, and approximately 93.0% of Icahn Enterprises' outstanding depositary units as of June 30, 2012, and, as a result, has the ability to influence many aspects of our operations and affairs.
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
Our ability to make payments on and to refinance our indebtedness, to pay distributions with respect to Icahn Enterprises' depositary units and to fund operations depends on existing cash balances and our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.
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
We are a holding company. In addition to cash and cash equivalents, U.S. government and agency obligations and other short-term investments, our assets consist primarily of investments in our subsidiaries. Moreover, if we make significant investments in operating businesses, it is likely that we will reduce the liquid assets available to us in order to fund those investments and the ongoing operations of our subsidiaries and in the Investment Funds. Consequently, our cash flow and our ability to meet our debt service obligations and make distributions with respect to Icahn Enterprises' depositary units likely will depend on the cash flow of our subsidiaries, returns on our interests in the Investment Funds and the payment of funds to us by our subsidiaries in the form of dividends, distributions, loans or otherwise.
The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries may be subject or enter into in the future. The terms of certain debt agreements of our subsidiaries, or other entities in which we own equity, restrict dividends, distributions or loans to us. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt and to make distributions on Icahn Enterprises' depositary units will be limited.
We or our subsidiaries may be able to incur substantially more debt.
During fiscal 2010, Icahn Enterprises issued $1,050 million aggregate principal amount of 7.750% senior notes due 2016, or the 2016 Notes, and $1,450 million aggregate principal amount of 8% senior notes due 2018, or the 2018 Notes (and, together with the 2016 Notes, referred to herein as the Initial Notes) in a private placement not registered under the Securities Act of 1933, as amended, or the Securities Act. On January 17, 2012, February 6, 2012 and July 12, 2012, Icahn Enterprises issued an aggregate of $1 billion principal amount of the 2018 Notes, or the Additional 2018 Notes, in private placements not registered under the Securities Act. The Additional 2018 Notes constitute the same series of securities as the 2018 Notes for purposes of the indenture governing the notes and will vote together on all matters with such series. The Additional 2018 Notes have substantially identical terms as the 2018 Notes. The Initial Notes and Additional 2018 Notes were issued pursuant to an indenture dated as of January 15, 2010 by Icahn Enterprises and Icahn Enterprises Finance Corp., or Icahn Enterprises Finance, as co-issuer. The proceeds from the sale of the Initial Notes were used in part to repay the existing senior unsecured 7.125% notes due 2013, or the 2013 Notes, and the senior unsecured 8.125% notes due 2012, or the 2012 Notes. The proceeds from the sale of the Additional 2018 Notes were used for general corporate purposes.
Both we and Icahn Enterprises may incur additional indebtedness if we comply with certain financial tests contained in the indentures that govern our senior notes. However, our subsidiaries are not subject to any of the covenants contained in the indentures governing our senior notes. If new debt is added to our and our subsidiaries' current levels, the related risks that we, and they, now face could intensify. In addition, under the indenture governing our senior notes, certain important events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a change of control.
As of June 30, 2012, based on covenants in the indenture governing our senior notes, we and Icahn Enterprises were permitted to incur approximately $1.5 billion in additional indebtedness.
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
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 93.0% of Icahn Enterprises LP's outstanding depositary units as of June 30, 2012. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, or the PBGC, against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn's affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, or ACF, is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of June 30, 2012. If the plans were voluntarily terminated, they would be underfunded by approximately $134 million as of June 30, 2012. These results are based on the most recent information provided by the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans.
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
We may become taxable as a corporation.

We believe that we have been and are properly treated as a partnership for federal income tax purposes. This allows us to pass through our income and deductions to our partners. However, the Internal Revenue Service, or the IRS, could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Code. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, oil and gas revenues, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was qualifying income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute qualifying income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. If less than 90% of our gross income constitutes qualifying income, we may be subject to corporate tax on our net income, at a Federal rate of up to 35% plus possible state taxes. Further, if less than 90% of our gross income constituted qualifying income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes. The cost of paying federal and possibly state income tax, either for past years or going forward could be a significant liability and would reduce our funds available to make distributions to holders of Icahn Enterprises' depositary units, and to make interest and principal payments on our debt securities. To meet the qualifying income test we may structure transactions in a manner which is less advantageous than if this were not a consideration, or we may avoid otherwise economically desirable transactions.
From time to time, legislative proposals have been introduced that, if enacted, could have a material and adverse effect on us. These proposals have included taxing publicly traded partnerships engaged in investment management as corporations and introducing substantive changes to the definition of qualifying income, which could make it more difficult or impossible to for us to meet the exception that allows publicly traded partnerships generating qualifying income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes. It is unclear when or if such legislation would be introduced, whether or not such legislation would be enacted, what specific provisions would be included or what the effective date would be, and as a result the ultimate impact on us of such legislation is uncertain. It is possible that if carried interest legislation were enacted we would be treated as an association, taxable as a corporation, which would materially increase our taxes. As an alternative, we might be required to restructure our operations, and possibly dispose of certain businesses, in order to avoid or mitigate the impact of any such legislation.
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
In addition, legislative proposals have been introduced that, if enacted, could have a material and adverse effect on us. These proposals have included taxing publicly traded partnerships engaged in investment management as corporations and introducing substantive changes to the definition of qualifying income, which could make it more difficult or impossible to for us to meet the exception that allows publicly traded partnerships generating qualifying income to be treated as partnerships (rather than corporations) of U.S. federal income tax purposes. It is unclear when or if such legislation would be introduced, whether or not such legislation would be enacted, what specific provisions would be included or what the effective date would be, and as a result the ultimate impact on us of any such legislation is uncertain. It is possible that if carried interest legislation were enacted we would be treated as an association, taxable as a corporation, which would materially increase our taxes. As an alternative, we might be required to restructure our operations, and possibly dispose of certain businesses, in order to avoid or mitigate the impact of any such legislation. We currently cannot predict the outcome of such legislative proposals, including, if enacted, their impact on our operations and financial position.
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
As of June 30, 2012, Federal-Mogul had approximately $2.8 billion of outstanding indebtedness. Federal-Mogul is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. Federal-Mogul's inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on our Automotive operations.
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

Federal-Mogul’s actions to separate its business into OE and aftermarket business divisions may result in additional costs.
As previously disclosed, Federal-Mogul is separating its business into two separate business divisions. One division will focus primarily on the manufacture and sale of powertrain products to original equipment manufacturers (“OE Division”), while the other will consist of Federal-Mogul’s global aftermarket as well as its brake, chassis and wipers businesses (“Global Aftermarket Division”). Federal-Mogul has initiated several actions in connection with the creation of these two operating divisions, including the hiring of a Chief Executive Officer for the Global Aftermarket division and the identification of facilities that will be managed by each division. This separation may result in additional costs and expenses both during and after separation. No assurance can be given that the separation of the business into these two divisions will not have a material adverse impact on our Automotive segment's profitability and consolidated financial position.
Energy - Risks Relating to CVR's Petroleum Business
The price volatility of crude oil, other feedstocks and refined products may have a material adverse effect on our Energy segment's earnings, profitability and cash flows.
Our Energy segment's financial results related to its petroleum business are primarily affected by the relationship, or margin, between refined product prices and the prices for crude oil and other feedstocks. When the margin between refined product prices and crude oil and other feedstock prices tightens, our Energy segment's earnings, profitability and cash flows are negatively affected. Refining margins historically have been volatile and are likely to continue to be volatile, as a result of a variety of factors including fluctuations in prices of crude oil, other feedstocks and refined products. Continued future volatility in refining industry margins may cause a decline in our Energy segment's results of operations, since the margin between refined product prices and feedstock prices may decrease below the amount needed for Energy operations to generate net cash flow sufficient for their needs. Although an increase or decrease in the price for crude oil generally results in a similar increase or decrease in prices for refined products, there is normally a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on our Energy segment's results of operations therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, could have a significant negative impact on our Energy segment's earnings, results of operations and cash flows.
Our Energy segment's profitability is also impacted by the ability to purchase crude oil at a discount to benchmark crude oils, such as West Texas Intermediate crude oil, or WTI, as CVR does not produce any crude oil and must purchase all of the crude oil it refines. These crude oils include, but are not limited to, crude oil from CVR's gathering system that is used at the Coffeyville refinery and crude oils that are purchased for the Wynnewood refinery. Crude oil differentials can fluctuate significantly based upon overall economic and crude oil market conditions. Declines in crude oil differentials can adversely impact refining margins, earnings and cash flows.
Refining margins are also impacted by domestic and global refining capacity. Continued downturns in the economy impact the demand for refined fuels and, in turn, generate excess capacity. In addition, the expansion and construction of refineries domestically and globally can increase refined fuel production capacity. Excess capacity can adversely impact refining margins, earnings and cash flows.
During fiscal 2011 and the six months ended June 30, 2012, favorable crack spreads and access to a variety of price advantaged crude oils resulted in EBITDA and cash flow generation that are higher than usual. Our Energy operations cannot assure you that these favorable conditions will continue and, in fact, crack spreads, refining margins and crude oil prices could decline, possibly materially, at any time. In particular, this may be exacerbated in the future as a result of Enbridge Inc.'s purchase of 50% of the Seaway pipeline and subsequent reversal of the pipeline to make it flow from Cushing to the U.S. Gulf Coast. Any such decline would have a material adverse effect on our Energy segment's earnings, results of operations and cash flows. Volatile prices for natural gas and electricity also affect our Energy operations' manufacturing and operating costs. Natural gas and electricity prices have been, and will continue to be, affected by supply and demand for fuel and utility services in both local and regional markets.
If CVR is required to obtain its crude oil supply without the benefit of a crude oil supply agreement, its exposure to the risks associated with volatile crude oil prices may increase and our Energy segment's liquidity may be reduced. CVR currently has no crude oil intermediation agreement in place with respect to the Wynnewood Refinery.
For fiscal 2011, CVR obtained approximately 65% of the crude oil for its Coffeyville refinery under a Crude Oil Supply Agreement, as amended (“Supply Agreement”), with Vitol Inc. (“Vitol”) that expires on December 31, 2013. Under the Supply Agreement, Vitol supplies CVR with crude oil and intermediation logistics, which helps it reduce its inventory position and mitigate crude oil pricing risk.The Supply Agreement minimizes the amount of in-transit inventory and mitigates crude oil pricing risks by ensuring pricing takes place extremely close to the time when the crude oil is refined and the yielded products are sold. If CVR were required to obtain its crude oil supply without the benefit of a supply intermediation agreement, its exposure to crude oil pricing risks may increase, despite any hedging activity in which CVR may engage, and the liquidity of our Energy segment would be negatively impacted due to the increased inventory and the negative impact of market volatility.
In addition, there is currently no crude oil supply intermediation agreement in place with respect to the Wynnewood refinery. CVR is, therefore, more exposed to crude oil pricing risks than it was prior to the acquisition of Gary-Williams Energy Corporation and its subsidiaries on December 15, 2011 (the “Wynnewood Acquisition”). Although CVR may choose to enter into such an agreement in the future, or seek to expand its existing crude oil supply intermediation agreement with Vitol to cover the Wynnewood refinery, there can be no assurance that CVR will be able to do so on commercially reasonable terms or at all.
Disruption of CVR's ability to obtain an adequate supply of crude oil could reduce our Energy segment's liquidity and increase costs.
For the Coffeyville refinery, in addition to the crude oil CVR gathers locally in Kansas, Oklahoma, Missouri, Nebraska and Texas, CVR purchased an additional 80,000 to 90,000 bpd of crude oil to be refined into liquid fuels in fiscal 2011. For the six months ended June 30, 2012, CVR purchased approximately an additional 130,000 to 135,000 bpd of crude oil to be refined into liquid fuels in addition to the approximate 40,000 bpd of gathered crude oil. Although the Wynnewood refinery has historically acquired most of its crude oil from Texas and Oklahoma, it also purchases crude oil from other regions. Coffeyville obtained a portion of its non-gathered crude oil, approximately 19% in fiscal 2011, from foreign sources and Wynnewood obtained a small amount from foreign sources as well. The majority of these foreign sourced crude oil barrels were derived from Canada. Disruption of production for any reason could have a material adverse impact on our Energy segment's operations.
In the event that one or more of CVR's traditional suppliers becomes unavailable to it, it may be unable to obtain an adequate supply of crude oil, or it may only be able to obtain its crude oil supply at unfavorable prices. As a result, our Energy segment may experience a reduction in its liquidity and its results of operations could be materially adversely affected.
Severe weather could interrupt CVR's supply of crude oil from Canada and the mid-continent. If CVR's supply of crude oil is interrupted, our Energy segment's business, financial condition and results of operations could be materially adversely impacted.
If CVR's access to the pipelines on which it relies for the supply of its feedstock and the distribution of its products is interrupted, its inventory and costs may increase and CVR may be unable to efficiently distribute its products.
If one of the pipelines on which either of the Coffeyville or Wynnewood refineries relies for supply of crude oil becomes inoperative, CVR would be required to obtain crude oil through alternative pipelines or from additional tanker trucks, which could increase its costs and result in lower production levels and profitability. Similarly, if a major refined fuels pipeline becomes inoperative, CVR would be required to keep refined fuels in inventory or supply refined fuels to its customers through an alternative pipeline or by additional tanker trucks, which could increase its costs and result in a decline in profitability.
If sufficient Renewable Identification Numbers (“RINs”) are unavailable for purchase or if CVR has to pay a significantly higher price for RINs, or if CVR is otherwise unable to meet the EPA's Renewable Fuels Standard mandates, our Energy segment's business, financial condition and results of operations could be materially adversely affected.
Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standard (“RFS”) which requires refiners to blend “renewable fuels,” such as ethanol, with their petroleum fuels or purchase renewable energy credits, known as renewable identification numbers in lieu of blending. Annually, the EPA establishes the volume of renewable fuels that refineries must blend into their finished petroleum fuels. Beginning in fiscal 2011, CVR's Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending. CVR requested additional time to comply in the form of “hardship relief” as a small refiner from the EPA based on the disproportionate impact of the rule on its Coffeyville refinery, but the EPA denied its request. The Wynnewood refinery is a small refinery under the RFS and received a two-year extension of time to comply, which expires at the end of fiscal 2012. If CVR is unable to pass the costs of compliance with RFS on to its customers, our Energy segment's profits would be significantly lower. Moreover, if sufficient RINs are unavailable for purchase or if CVR has to pay a significantly higher price for RINs, or if CVR is otherwise unable to meet the EPA's RFS mandates, our Energy segment's business, financial condition and results of operations could be materially adversely affected.
Our Energy segment's petroleum business' financial results are seasonal and generally lower in the first and fourth quarters of the year.
        Demand for gasoline products is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and road construction work. As a result, our Energy segment's results of operations for the first and fourth calendar quarters are generally lower than for those for the second and third quarters. Further, reduced agricultural work during the winter months somewhat depresses demand for diesel fuel in the winter months. In addition to the overall seasonality of the petroleum business, unseasonably cool weather in the summer months and/or unseasonably warm weather in the winter months in the areas in which CVR sells its petroleum products could have the effect of reducing demand for gasoline and diesel fuel which could result in lower prices and reduce operating margins.
Our Energy segment faces significant competition, both within and outside of its industry. Competitors who produce their own supply of feedstocks, have extensive retail outlets, make alternative fuels or have greater financial resources than CVR does may have a competitive advantage over it.
The refining industry is highly competitive with respect to both feedstock supply and refined product markets. CVR may be unable to compete effectively with its competitors within and outside of its industry, which could result in reduced profitability. CVR competes with numerous other companies for available supplies of crude oil and other feedstocks and for outlets for its refined products. CVR is not engaged in the petroleum exploration and production business and therefore CVR does not produce any of its crude oil feedstocks. CVR does not have a retail business and therefore is dependent upon others for outlets for its refined products. CVR does not have any long-term arrangements (those exceeding more than a twelve-month period) for much of its output. Many of CVR's competitors obtain significant portions of their feedstocks from company-owned production and have extensive retail outlets. Competitors that have their own production or extensive retail outlets with brand-name recognition are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.
A number of CVR's competitors also have materially greater financial and other resources than it has. These competitors may have a greater ability to bear the economic risks inherent in all aspects of the refining industry. An expansion or upgrade of CVR's competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics and may add additional competitive pressure on it.
In addition, CVR competes with other industries that provide alternative means to satisfy the energy and fuel requirements of its industrial, commercial and individual consumers. The more successful these alternatives become as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the negative impact on pricing and demand for CVR's products and its profitability. There are presently significant governmental incentives and consumer pressures to increase the use of alternative fuels in the United States.
Changes in CVR's credit profile may affect its relationship with its suppliers, which could have a material adverse effect on our Energy segment's liquidity and its ability to operate its refineries at full capacity.
Changes in CVR's credit profile may affect the way crude oil suppliers view its ability to make payments and may induce them to shorten the payment terms for its purchases or require it to post security prior to payment. Given the large dollar amounts and volume of CVR's crude oil and other feedstock purchases, a burdensome change in payment terms may have a material adverse effect on our Energy segment's liquidity and its ability to make payments to its suppliers. This, in turn, could cause CVR to be unable to operate its refineries at full capacity. A failure to operate CVR's refineries at full capacity could adversely affect our Energy segment's profitability and cash flows.
The adoption of derivatives legislation by the U.S. Congress could have an adverse effect on CVR's ability to hedge risks associated with our Energy segment's petroleum business.
The U.S. Congress has adopted the Dodd-Frank Act, comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market, and requires the Commodities Futures Trading Commission, or the CFTC, to institute broad new position limits for futures and options traded on regulated exchanges. The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations implementing the new legislation. The rulemaking process is still ongoing, and CVR cannot predict the ultimate outcome of the rulemakings. New regulations in this area may result in increased costs and cash collateral for derivative instruments CVR may use to hedge and otherwise manage its financial risks related to volatility in oil and gas commodity prices.
Energy - Risks Relating to CVR's Nitrogen Fertilizer Business
The nitrogen fertilizer business is, and nitrogen fertilizer prices are, cyclical and highly volatile, and the nitrogen fertilizer business has experienced substantial downturns in the past. Cycles in demand and pricing could potentially expose the nitrogen fertilizer business to significant fluctuations in its operating and financial results and have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
The nitrogen fertilizer business is exposed to fluctuations in nitrogen fertilizer demand in the agricultural industry. These fluctuations historically have had and could in the future have significant effects on prices across all nitrogen fertilizer products and, in turn, our Energy segment's results of operations, financial condition and cash flows.
Nitrogen fertilizer products are commodities, the price of which can be highly volatile. The prices of nitrogen fertilizer products depend on a number of factors, including general economic conditions, cyclical trends in end-user markets, supply and demand imbalances, and weather conditions, which have a greater relevance because of the seasonal nature of fertilizer application. If seasonal demand exceeds the projections on which the nitrogen fertilizer business bases production, customers may acquire nitrogen fertilizer products from competitors, and the profitability of the nitrogen fertilizer business will be negatively impacted. If seasonal demand is less than expected, the nitrogen fertilizer business will be left with excess inventory that will have to be stored or liquidated.
Demand for nitrogen fertilizer products is dependent on demand for crop nutrients by the global agricultural industry. Nitrogen-based fertilizers are currently in high demand, driven by a growing world population, changes in dietary habits and an expanded use of corn for the production of ethanol. Supply is affected by available capacity and operating rates, raw material costs, government policies and global trade. A decrease in nitrogen fertilizer prices would have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
The costs associated with operating the nitrogen fertilizer plant are largely fixed. If nitrogen fertilizer prices fall below a certain level, the nitrogen fertilizer business may not generate sufficient revenue to operate profitably or cover its costs.
Unlike CVR's competitors, whose primary costs are related to the purchase of natural gas and whose costs are therefore largely variable, the nitrogen fertilizer business has largely fixed costs that are not dependent on the price of natural gas because it uses pet coke as the primary feedstock in the nitrogen fertilizer plant. As a result of the fixed cost nature of our Energy segment's operations, downtime, interruptions or low productivity due to reduced demand, adverse weather conditions, equipment failure, a decrease in nitrogen fertilizer prices or other causes can result in significant operating losses that could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
A decline in natural gas prices could impact the nitrogen fertilizer business' relative competitive position when compared to other nitrogen fertilizer producers.
Most nitrogen fertilizer manufacturers rely on natural gas as their primary feedstock, and the cost of natural gas is a large component of the total production cost for natural gas-based nitrogen fertilizer manufacturers. The dramatic increase in nitrogen fertilizer prices in recent years has not been the direct result of an increase in natural gas prices, but rather the result of increased demand for nitrogen-based fertilizers due to historically low stocks of global grains and a surge in the prices of corn and wheat, the primary crops in the nitrogen fertilizer business' region. This increase in demand for nitrogen-based fertilizers has created an environment in which nitrogen fertilizer prices have disconnected from their traditional correlation with natural gas prices. A decrease in natural gas prices would benefit the nitrogen fertilizer business' competitors and could disproportionately impact our Energy segment's operations by making the nitrogen fertilizer business less competitive with natural gas-based nitrogen fertilizer manufacturers. A decline in natural gas prices could impair the nitrogen fertilizer business' ability to compete with other nitrogen fertilizer producers who utilize natural gas as their primary feedstock, and therefore have a material adverse impact on the cash flows of the nitrogen fertilizer business. In addition, if natural gas prices in the United States were to decline to a level that prompts those U.S. producers who have permanently or temporarily closed production facilities to resume fertilizer production, this would likely contribute to a global supply/demand imbalance that could negatively affect nitrogen fertilizer prices and therefore have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
Any decline in U.S. agricultural production or limitations on the use of nitrogen fertilizer for agricultural purposes could have a material adverse effect on the sales of nitrogen fertilizer, and on our Energy segment's results of operations, financial condition and cash flows.
Conditions in the U.S. agricultural industry significantly impact the operating results of the nitrogen fertilizer business. The U.S. agricultural industry can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, domestic and international population changes and demand for U.S. agricultural products and U.S. and foreign policies regarding trade in agricultural products.
State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. Developments in crop technology, such as nitrogen fixation (the conversion of atmospheric nitrogen into compounds that plants can assimilate), could also reduce the use of chemical fertilizers and adversely affect the demand for nitrogen fertilizer. In addition, from time to time various state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment. Unfavorable state and federal governmental policies could negatively affect nitrogen fertilizer prices and therefore have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
A major factor underlying the current high level of demand for nitrogen-based fertilizer products is the expanding production of ethanol. A decrease in ethanol production, an increase in ethanol imports or a shift away from corn as a principal raw material used to produce ethanol could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
A major factor underlying the current high level of demand for nitrogen-based fertilizer products produced by the nitrogen fertilizer business is the expanding production of ethanol in the United States and the expanded use of corn in ethanol production. Ethanol production in the United States is highly dependent upon a myriad of federal and state legislation and regulations, and is made significantly more competitive by various federal and state incentives, mandated production of ethanol pursuant to federal renewable fuel standards, and permitted increases in ethanol percentages in gasoline blends, such as E15, a gasoline blend with 15% ethanol. However, a number of factors, including a continuing “food versus fuel” debate and studies showing that expanded ethanol production may increase the level of greenhouse gases in the environment, have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and adopt temporary waivers of the current renewable fuel standard levels, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Therefore, ethanol incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs. For example, on December 31, 2011, Congress allowed both the 45 cents per gallon ethanol tax credit and the 54 cents per gallon ethanol import tariff to expire. Similarly, the EPA's waivers partially approving the use of E15 could be revised, rescinded or delayed. These actions could have a material adverse effect on ethanol production in the United States, which could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
Further, most ethanol is currently produced from corn and other raw grains, such as milo or sorghum, especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops (plants grown for use to make biofuels or directly exploited for their energy content). If an efficient method of producing ethanol from cellulose-based biomass is developed, the demand for corn may decrease significantly, which could reduce demand for nitrogen fertilizer products and have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
Nitrogen fertilizer products are global commodities, and the nitrogen fertilizer business faces intense competition from other nitrogen fertilizer producers.
The nitrogen fertilizer business is subject to intense price competition from both U.S. and foreign sources, including competitors operating in the Persian Gulf, the Asia-Pacific region, the Caribbean, Russia and the Ukraine. Fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Furthermore, in recent years the price of nitrogen fertilizer in the United States has been substantially driven by pricing in the global fertilizer market. The nitrogen fertilizer business competes with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. Some competitors have greater total resources and are less dependent on earnings from fertilizer sales, which makes them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. The nitrogen fertilizer business' competitive position could suffer to the extent it is not able to expand its resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships, or otherwise compete successfully in the global nitrogen fertilizer market. An inability to compete successfully could result in a loss of customers, which could adversely affect the sales, profitability and the cash flows of the nitrogen fertilizer business and therefore have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
The nitrogen fertilizer business is seasonal, which may result in it carrying significant amounts of inventory and seasonal variations in working capital. Our inability to predict future seasonal nitrogen fertilizer demand accurately may result in excess inventory or product shortages.
The nitrogen fertilizer business is seasonal. Farmers tend to apply nitrogen fertilizer during two short application periods, one in the spring and the other in the fall. The strongest demand for nitrogen fertilizer products typically occurs during the planting season. In contrast, the nitrogen fertilizer business and other nitrogen fertilizer producers generally produce products throughout the year. As a result, the nitrogen fertilizer business and its customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. The seasonality of nitrogen fertilizer demand results in sales volumes and net sales being highest during the North American spring season and working capital requirements typically being highest just prior to the start of the spring season.
If seasonal demand exceeds projections, the nitrogen fertilizer business will not have enough product and its customers may acquire products from its competitors, which would negatively impact profitability. If seasonal demand is less than expected, the nitrogen fertilizer business will be left with excess inventory and higher working capital and liquidity requirements.
The degree of seasonality of the nitrogen fertilizer business can change significantly from year to year due to conditions in the agricultural industry and other factors. As a consequence of such seasonality, it is expected that the distributions CVR receives from the nitrogen fertilizer business will be volatile and will vary quarterly and annually.

Adverse weather conditions during peak fertilizer application periods may have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows, because the agricultural customers of the nitrogen fertilizer business are geographically concentrated.
The nitrogen fertilizer business' sales to agricultural customers are concentrated in the Great Plains and Midwest states and are seasonal in nature. The nitrogen fertilizer business' quarterly results may vary significantly from one year to the next due largely to weather-related shifts in planting schedules and purchase patterns. For example, the nitrogen fertilizer business generates greater net sales and operating income in the first half of the year, which is referred to herein as the planting season, compared to the second half of the year. Accordingly, an adverse weather pattern affecting agriculture in these regions or during the planting season could have a negative effect on fertilizer demand, which could, in turn, result in a material decline in the nitrogen fertilizer business' net sales and margins and otherwise have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. The nitrogen fertilizer business' quarterly results may vary significantly from one year to the next due largely to weather-related shifts in planting schedules and purchase patterns. As a result, it is expected that the nitrogen fertilizer business' distributions to holders of its common units (including CVR) will be volatile and will vary quarterly and annually.
The nitrogen fertilizer business' operations are dependent on third-party suppliers, including Linde, which owns an air separation plant that provides oxygen, nitrogen and compressed dry air to its gasifiers, and the City of Coffeyville, which supplies the nitrogen fertilizer business with electricity. A deterioration in the financial condition of a third-party supplier, a mechanical problem with the air separation plant, or the inability of a third-party supplier to perform in accordance with its contractual obligations could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
The operations of the nitrogen fertilizer business depend in large part on the performance of third-party suppliers, including Linde for the supply of oxygen, nitrogen and compressed dry air, and the City of Coffeyville for the supply of electricity. With respect to Linde, operations could be adversely affected if there were a deterioration in Linde's financial condition such that the operation of the air separation plant located adjacent to the nitrogen fertilizer plant was disrupted. Additionally, this air separation plant in the past has experienced numerous short-term interruptions, causing interruptions in gasifier operations. With respect to electricity, in 2010, the nitrogen fertilizer business recently settled litigation with the City of Coffeyville regarding the price they sought to charge the nitrogen fertilizer business for electricity and entered into an amended and restated electric services agreement which gives the nitrogen fertilizer business an option to extend the term of such agreement through June 30, 2024. Should Linde, the City of Coffeyville or any of its other third-party suppliers fail to perform in accordance with existing contractual arrangements, operations could be forced to halt. Alternative sources of supply could be difficult to obtain. Any shutdown of operations at the nitrogen fertilizer plant, even for a limited period, could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
Our Energy segment's nitrogen fertilizer results of operations, financial condition and cash flows may be adversely affected by the supply and price levels of pet coke.
The profitability of the nitrogen fertilizer business is directly affected by the price and availability of pet coke obtained from CVR's Coffeyville refinery pursuant to a long-term agreement and pet coke purchased from third parties (with respect to which CVR has no contractual arrangements), both of which vary based on market prices. Pet coke is a key raw material used by the nitrogen fertilizer business in the manufacture of nitrogen fertilizer products. If pet coke costs increase, the nitrogen fertilizer business may not be able to increase its prices to recover these increased costs, because market prices for nitrogen fertilizer products are not correlated with pet coke prices.
The nitrogen fertilizer business may not be able to maintain an adequate supply of pet coke. In addition, it could experience production delays or cost increases if alternative sources of supply prove to be more expensive or difficult to obtain. The nitrogen fertilizer business currently purchases 100% of the pet coke the Coffeyville refinery produces. Accordingly, if the nitrogen fertilizer business increases production, it will be more dependent on pet coke purchases from third party suppliers at open market prices. The nitrogen fertilizer business entered into a pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The initial term ends in 2013 and the agreement is subject to renewal. There is no assurance that the nitrogen fertilizer business would be able to purchase pet coke on comparable terms from third parties or at all.
The nitrogen fertilizer business relies on third-party providers of transportation services and equipment, which subjects it to risks and uncertainties beyond its control that may have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
The nitrogen fertilizer business relies on railroad and trucking companies to ship finished products to its customers. The nitrogen fertilizer business also leases railcars from railcar owners in order to ship its finished products. These transportation operations, equipment and services are subject to various hazards, including extreme weather conditions, work stoppages, delays, spills, derailments and other accidents and other operating hazards.
These transportation operations, equipment and services are also subject to environmental, safety and other regulatory oversight. Due to concerns related to terrorism or accidents, local, state and federal governments could implement new regulations affecting the transportation of the nitrogen fertilizer business' finished products. In addition, new regulations could be implemented affecting the equipment used to ship its finished products.
Any delay in the nitrogen fertilizer business' ability to ship its finished products as a result of these transportation companies' failure to operate properly, the implementation of new and more stringent regulatory requirements affecting transportation operations or equipment, or significant increases in the cost of these services or equipment could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
Our Energy segment's nitrogen fertilizer business' results of operations are highly dependent upon and fluctuate based upon business and economic conditions and governmental policies affecting the agricultural industry. These factors are outside of our Energy segment's control and may significantly affect our Energy segment's profitability.
The nitrogen fertilizer business' results of operations are highly dependent upon business and economic conditions and governmental policies affecting the agricultural industry, which CVR cannot control. The agricultural products business can be affected by a number of factors. The most important of these factors in the United States are:

•	weather patterns and field conditions (particularly during periods of traditionally high nitrogen fertilizer consumption);

•	quantities of nitrogen fertilizers imported to and exported from North America;

•	current and projected grain inventories and prices, which are heavily influenced by U.S. exports and world-wide grain markets; and

•
U.S. governmental policies, including farm and biofuel policies, which may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted or crop prices.

International market conditions, which are also outside of the nitrogen fertilizer business' control, may also significantly influence its operating results. The international market for nitrogen fertilizers is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing nitrogen fertilizers, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the United States affecting foreign trade and investment.
Ammonia can be very volatile and extremely hazardous. Any liability for accidents involving ammonia or other products CVR produces or transports that cause severe damage to property or injury to the environment and human health could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. In addition, the costs of transporting ammonia could increase significantly in the future.
The nitrogen fertilizer business manufactures, processes, stores, handles, distributes and transports ammonia, which can be very volatile and extremely hazardous. Major accidents or releases involving ammonia could cause severe damage or injury to property, the environment and human health, as well as a possible disruption of supplies and markets. Such an event could result in civil lawsuits, fines, penalties and regulatory enforcement proceedings, all of which could lead to significant liabilities. Any damage to persons, equipment or property or other disruption of the ability of the nitrogen fertilizer business to produce or distribute its products could result in a significant decrease in operating revenues and significant additional cost to replace or repair and insure its assets, which could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. The nitrogen fertilizer facility periodically experiences minor releases of ammonia related to leaks from its equipment. It experienced more significant ammonia releases in August 2007 due to the failure of a high-pressure pump and in August and September 2010 due to a heat exchanger leak and a UAN vessel rupture (As referred to herein, UAN refers to an aqueous solution of urea and ammonium nitrate used as a fertilizer.) Similar events may occur in the future and could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
In addition, the nitrogen fertilizer business may incur significant losses or costs relating to the operation of railcars used for the purpose of carrying various products, including ammonia. Due to the dangerous and potentially toxic nature of the cargo, in particular ammonia, on board railcars, a railcar accident may result in fires, explosions and pollution. These circumstances may result in sudden, severe damage or injury to property, the environment and human health. In the event of pollution, the nitrogen fertilizer business may be held responsible even if it is not at fault and it complied with the laws and regulations in effect at the time of the accident. Litigation arising from accidents involving ammonia and other products CVR produces or transports may result in the nitrogen fertilizer business or it being named as a defendant in lawsuits asserting claims for large amounts of damages, which could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.

Given the risks inherent in transporting ammonia, the costs of transporting ammonia could increase significantly in the future. Ammonia is most typically transported by pipeline and railcar. A number of initiatives are underway in the railroad and chemical industries that may result in changes to railcar design in order to minimize railway accidents involving hazardous materials. In addition, in the future, laws may more severely restrict or eliminate the ability of the nitrogen fertilizer business to transport ammonia via railcar. If any railcar design changes are implemented, or if accidents involving hazardous freight increase the insurance and other costs of railcars, freight costs of the nitrogen fertilizer business could significantly increase.
Environmental laws and regulations on fertilizer end-use and application and numeric nutrient water quality criteria could have a material adverse impact on fertilizer demand in the future.
Future environmental laws and regulations on the end-use and application of fertilizers could cause changes in demand for the nitrogen fertilizer business' products. In addition, future environmental laws and regulations, or new interpretations of existing laws or regulations, could limit the ability of the nitrogen fertilizer business to market and sell its products to end users. From time to time, various state legislatures have proposed bans or other limitations on fertilizer products. In addition, a number of states have adopted or proposed numeric nutrient water quality criteria that could result in decreased demand for fertilizer products in those states. Similarly, a new final rule of the EPA establishing numeric nutrient criteria for certain Florida water bodies may require farmers to implement best management practices, including the reduction of fertilizer use, to reduce the impact of fertilizer on water quality. The rule has been challenged and may be replaced with a state rule imposing similar numeric nutrient criteria. Such laws, regulations or interpretations could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
If licensed technology were no longer available, the nitrogen fertilizer business may be adversely affected.
The nitrogen fertilizer business has licensed, and may in the future license, a combination of patent, trade secret and other intellectual property rights of third parties for use in its business. In particular, the gasification process it uses to convert pet coke to high purity hydrogen for subsequent conversion to ammonia is licensed from an affiliate of General Electric Company. The license, which is fully paid, grants the nitrogen fertilizer business perpetual rights to use the pet coke gasification process on specified terms and conditions and is integral to the operations of the nitrogen fertilizer facility. If this license or any other license agreements on which the nitrogen fertilizer business' operations rely were to be terminated, licenses to alternative technology may not be available, or may only be available on terms that are not commercially reasonable or acceptable. In addition, any substitution of new technology for currently licensed technology may require substantial changes to manufacturing processes or equipment and may have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
The nitrogen fertilizer business may face third-party claims of intellectual property infringement, which if successful could result in significant costs.
Although there are currently no pending claims relating to the infringement of any third-party intellectual property rights, in the future the nitrogen fertilizer business may face claims of infringement that could interfere with its ability to use technology that is material to its business operations. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs and diversions of resources, which could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. In the event a claim of infringement against the nitrogen fertilizer business is successful, it may be required to pay royalties or license fees for past or continued use of the infringing technology, or it may be prohibited from using the infringing technology altogether. If it is prohibited from using any technology as a result of such a claim, it may not be able to obtain licenses to alternative technology adequate to substitute for the technology it can no longer use, or licenses for such alternative technology may only be available on terms that are not commercially reasonable or acceptable. In addition, any substitution of new technology for currently licensed technology may require the nitrogen fertilizer business to make substantial changes to its manufacturing processes or equipment or to its products, and could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
There can be no assurance that the transportation costs of the nitrogen fertilizer business' competitors will not decline.
The nitrogen fertilizer plant is located within the U.S. farm belt, where the majority of the end users of its nitrogen fertilizer products grow their crops. Many of its competitors produce fertilizer outside of this region and incur greater costs in transporting their products over longer distances via rail, ships and pipelines. There can be no assurance that competitors' transportation costs will not decline or that additional pipelines will not be built, lowering the price at which competitors can sell their products, which would have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.

Energy - Risks Related to CVR's Entire Business
Instability and volatility in the capital, credit and commodity markets in the global economy could negatively impact our Energy segment's business, financial condition, results of operations and cash flows.

The global capital and credit markets experienced extreme volatility and disruption in recent years. Our business, financial condition and results of operations could be negatively impacted by difficult conditions and extreme volatility in the capital, credit and commodities markets and in the global economy. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, precipitated an economic recession in the United States and globally. The difficult conditions in these markets and the overall economy affect CVR in a number of ways. For example:

•
Although CVR believes it has sufficient liquidity under its $400.0 million ABL credit facility (the “CVR ABL Credit Facility”) to operate both the Coffeyville and Wynnewood refineries, and that the nitrogen fertilizer business has sufficient liquidity under its revolving credit facility to run the nitrogen fertilizer business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, CVR may not be able to successfully obtain additional financing on favorable terms, or at all.

•
CVR ABL Credit Facility, the indentures governing its notes and the nitrogen fertilizer business' revolving credit facility contain various covenants that must be complied with and, if CVR or CVR LP is not in compliance, there can be no assurance that CVR or CVR LP would be able to successfully amend the agreement in the future. Further, any such amendment could be very expensive.

•
Market conditions could result in CVR's significant customers experiencing financial difficulties. CVR is exposed to the credit risk of its customers, and their failure to meet their financial obligations when due because of bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for Energy segment.

CVR's refineries and nitrogen fertilizer facility face operating hazards and interruptions, including unplanned maintenance or downtime. CVR could face potentially significant costs to the extent these hazards or interruptions cause a material decline in production and are not fully covered by its existing insurance coverage. Insurance companies that currently insure companies in the energy industry may cease to do so, may change the coverage provided or may substantially increase premiums in the future.
Our Energy segment's operations are subject to significant operating hazards and interruptions. If any of CVR's facilities, including its Coffeyville or Wynnewood refineries or the nitrogen fertilizer plant, experiences a major accident or fire, is damaged by severe weather, flooding or other natural disaster, or is otherwise forced to significantly curtail its operations or shut down, CVR could incur significant losses that could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. Conducting the majority of CVR's refining operations and all of its fertilizer manufacturing at a single location compounds such risks.
Operations at either or both of CVR's refineries and the nitrogen fertilizer plant could be curtailed or partially or completely shut down, temporarily or permanently, as the result of a number of circumstances, most of which are not within its control, such as:

•	unplanned maintenance or catastrophic events such as a major accident or fire, damage by severe weather, flooding or other natural disaster;

•	labor difficulties that result in a work stoppage or slowdown;

•	environmental proceedings or other litigation that compel the cessation of all or a portion of the operations; and

•	increasingly stringent environmental regulations.
The magnitude of the effect on CVR of any shutdown will depend on the length of the shutdown and the extent of the plant operations affected by the shutdown. CVR's refineries require a planned maintenance turnaround every four to five years for each unit, and the nitrogen fertilizer plant requires a planned maintenance turnaround every two years. A major accident, fire, flood or other event could damage CVR's facilities or the environment and the surrounding community or result in injuries or loss of life. For example, the flood that occurred during the weekend of June 30, 2007 shut down CVR's Coffeyville refinery for seven weeks, shut down the nitrogen fertilizer facility for approximately two weeks and required significant expenditures to repair damaged equipment. In addition, the nitrogen fertilizer business' UAN plant was out of service for approximately six weeks after the rupture of a high pressure vessel in September 2010, which required significant expenditures to repair. CVR's Coffeyville refinery experienced an equipment malfunction and small fire in connection with its fluid catalytic cracking unit on December 28, 2010, which led to reduced crude oil throughput for approximately one month and required significant expenditures to repair. Similarly, the Wynnewood refinery experienced a small explosion and fire in its hydrocracker process unit due to metal failure in December 2010. Scheduled and unscheduled maintenance could reduce our Energy segment's income and cash flows during the period of time that any of its units is not operating. Any unscheduled future downtime could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
If CVR experiences significant property damage, business interruption, environmental claims or other liabilities, its business could be materially adversely affected to the extent the damages or claims exceed the amount of valid and collectible insurance available to it. CVR's property and business interruption insurance policies (that cover the Coffeyville refinery and nitrogen fertilizer plant) have a $1.0 billion limit, with a $2.5 million deductible for physical damage and a 45- to 60-day waiting period (depending on the insurance carrier) before losses resulting from business interruptions are recoverable. CVR is fully exposed to all losses in excess of the applicable limits and sub-limits and for losses due to business interruptions of fewer than 45 to 60 days. CVR's Wynnewood refinery is covered by separate property and business interruption insurance policies with an $800.0 million limit, with a $10.0 million deductible for physical damage and a 75-day waiting period. The policies also contain exclusions and conditions that could have a materially adverse impact on CVR's ability to receive indemnification thereunder, as well as customary sub-limits for particular types of losses. For example, CVR's current property policy for the Coffeyville refinery and nitrogen fertilizer plant contains a specific sub-limit of $150.0 million for damage caused by flooding.
The energy and nitrogen fertilizer industries are highly capital intensive, and the entire or partial loss of individual facilities can result in significant costs to both industry participants, including CVR, and their insurance carriers. In recent years, several large energy industry claims have resulted in significant increases in the level of premium costs and deductible periods for participants in the energy industry. For example, during 2005, Hurricanes Katrina and Rita caused significant damage to several petroleum refineries along the U.S. Gulf Coast, in addition to numerous oil and gas production facilities and pipelines in that region. As a result of large energy industry insurance claims, insurance companies that have historically participated in underwriting energy related facilities could discontinue that practice or demand significantly higher premiums or deductibles to cover these facilities. Although CVR currently maintains significant amounts of insurance, insurance policies are subject to annual renewal. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, CVR may be unable to obtain and maintain adequate insurance at a reasonable cost or CVR might need to significantly increase its retained exposures.
Environmental laws and regulations could require CVR to make substantial capital expenditures to remain in compliance or to remediate current or future contamination that could give rise to material liabilities.
CVR's operations are subject to a variety of federal, state and local environmental laws and regulations relating to the protection of the environment, including those governing the emission or discharge of pollutants into the environment, product specifications and the generation, treatment, storage, transportation, disposal and remediation of solid and hazardous waste and materials. Violations of these laws and regulations or permit conditions can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations and/or facility shutdowns.
In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations or other developments could require CVR to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. These expenditures or costs for environmental compliance could have a material adverse effect on our Energy segment's results of operations, financial condition and profitability.
CVR's facilities operate under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. CVR's facilities are also required to comply with prescriptive limits and meet performance standards specific to refining and/or chemical facilities as well as to general manufacturing facilities. All of these permits, licenses, approvals and standards require a significant amount of monitoring, record-keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval or standard. Incomplete documentation of compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, due to the nature of CVR's manufacturing and refining processes, there may be times when CVR is unable to meet the standards and terms and conditions of these permits and licenses due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on CVR's ability to operate its facilities and accordingly its financial performance.
Our Energy segment's businesses are subject to the occurrence of accidental spills, discharges or other releases of petroleum or hazardous substances into the environment. Past or future spills related to any of CVR's current or former operations, including its refineries, pipelines, product terminals, fertilizer plant or transportation of products or hazardous substances from those facilities, may give rise to liability (including strict liability, or liability without fault, and potential cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. For example, CVR could be held strictly liable under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state statutes for past or future spills without regard to fault or whether CVR's actions were in compliance with the law at the time of the spills. Pursuant to CERCLA and similar state statutes, CVR could be held liable for contamination associated with facilities CVR currently owns or operates (whether or not such contamination occurred prior to its acquisition thereof), facilities CVR formerly owned or operated (if any) and facilities to which CVR transported or arranged for the transportation of wastes or byproducts containing hazardous substances for treatment, storage or disposal.
The potential penalties and cleanup costs for past or future releases or spills, liability to third parties for damage to their property or exposure to hazardous substances, or the need to address newly discovered information or conditions that may require response actions could be significant and could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. In addition, CVR may incur liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances located at or released from its facilities. CVR may also face liability for personal injury, property damage, natural resource damage or for cleanup costs for the alleged migration of contamination or other hazardous substances from its facilities to adjacent and other nearby properties.
In March 2004, Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Terminal, LLC entered into a Consent Decree (the “Coffeyville Consent Decree”) with the EPA and the Kansas Department of Health and Environment, or KDHE, to address certain allegations of Clean Air Act violations by Farmland (the prior owner) at CVR's Coffeyville refinery and now-closed Phillipsburg terminal facility in order to address the alleged violations and eliminate liabilities going forward. The remaining costs of complying with the Coffeyville Consent Decree are expected to be approximately $49 million, which does not include the cleanup obligations for historic contamination at the site that are being addressed pursuant to administrative orders issued under the Resource Conservation and Recovery Act, (the “RCRA”). To date, CVR has materially complied with the Consent Decree and have not had to pay any stipulated penalties, which are required to be paid for failure to comply with various terms and conditions of the Coffeyville Consent Decree. CVR and the EPA agreed to extend the refinery's deadline under the Coffeyville Consent Decree to install certain air pollution controls on its FCCU to reduce emissions of sulfur-dioxide and nitrogen oxides due to delays caused by the June/July 2007 flood (the “15-month extension agreement”). Pursuant to the 15-month extension agreement, CVR agreed to offset any incremental emissions resulting from the delay by providing additional controls to existing emission sources over a set time frame. CVR negotiated an agreement with the EPA and KDHE to replace the current Coffeyville Consent Decree, including the 15-month extension, with a global settlement under the national Petroleum Refining Initiative.
Under the new Consent Decree CVR has received additional time to install controls required under the Coffeyville Consent Decree in consideration for agreeing to pay a civil penalty and install other controls and enhance certain compliance programs. The new Consent Decree has been approved by EPA and is in the process of being lodged with the court. The Wynnewood Refining Company, LLC, or WRC, entered into the Wynnewood Consent Order with the ODEQ in August 2011 addressing some, but not all of the traditional marquee issues under the EPA's National Petroleum Refining Initiative and addressing certain historic Clean Air Act compliance issues that are generally beyond the scope of a traditional global settlement. Under the Wynnewood Consent Order, WRC agreed to pay a civil penalty, install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. The costs of complying with the Wynnewood Consent Order, other than costs associated with a planned turnaround, are expected to be approximately $1.5 million. A number of factors could affect CVR's ability to meet the requirements imposed by either the Coffeyville Consent Decree or the Wynnewood Consent Order and could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
Three of CVR's facilities, including its Coffeyville refinery, the now-closed Phillipsburg terminal (which operated as a refinery until 1991), and the Wynnewood refinery have environmental contamination. CVR has assumed Farmland's (a predecessor company) responsibilities under certain RCRA administrative orders related to contamination at or that originated from the Coffeyville refinery (which includes portions of the nitrogen fertilizer plant) and the Phillipsburg terminal. The Wynnewood refinery is required to conduct investigations to address potential off-site migration of contaminants from the west side of the property. Other known areas of contamination at the Wynnewood refinery have been partially addressed but corrective action has not been completed, and portions of the Wynnewood refinery have not yet been investigated to determine whether corrective action is necessary. If significant unknown liabilities are identified at any of CVR's facilities, that liability could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows and may not be covered by insurance.
CVR may incur future costs relating to the off-site disposal of hazardous wastes. Companies that dispose of, or arrange for the transportation or disposal of, hazardous substances at off-site locations may be held jointly and severally liable for the costs of investigation and remediation of contamination at those off-site locations, regardless of fault. CVR could become involved in litigation or other proceedings involving off-site waste disposal and the damages or costs in any such proceedings could be material.
CVR may be unable to obtain or renew permits necessary for our Energy segment's operations, which could inhibit its ability to do business.
CVR holds numerous environmental and other governmental permits and approvals authorizing operations at its facilities. Future expansion of CVR's operations is also predicated upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on its ability to continue operations and on our Energy segment's financial condition, results of operations and cash flows.
Climate change laws and regulations could have a material adverse effect on our Energy segment's results of operations, financial condition, and cash flows.
Various regulatory and legislative measures to address greenhouse gas emissions (including CO 2, methane and nitrous oxides) are in different phases of implementation or discussion. As a result of its 2009 “endangerment finding” that greenhouse gas emissions pose a threat to human health and welfare, the EPA has begun to regulate greenhouse gas emissions under the authority granted to it under the Clean Air Act. In October 2009, the EPA finalized a rule requiring certain large emitters of greenhouse gases to inventory and annually reports their greenhouse gas emissions to the EPA. In accordance with the rule, CVR has begun monitoring its greenhouse gas emissions and have already reported the emissions to the EPA for the year ended 2011. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which established new greenhouse gas emissions thresholds that determine when stationary sources, such as the refineries and the nitrogen fertilizer plant, must obtain permits under Prevention of Significant Deterioration, or PSD, and Title V programs of the federal Clean Air Act. The significance of the permitting requirement is that, in cases where a new source is constructed or an existing source undergoes a major modification, the facility would need to evaluate and install best available control technology, or BACT, to control greenhouse gas emissions. The EPA's endangerment finding, Greenhouse Gas Tailoring Rule and certain other greenhouse gas emission rules have been challenged and will likely be subject to extensive litigation.
At the federal legislative level, Congressional passage of legislation adopting some form of federal mandatory greenhouse gas emission reduction, such as a nationwide cap-and-trade program, does not appear likely at this time, although it could be adopted at a future date. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.
In addition to potential federal legislation, a number of states have adopted regional greenhouse gas initiatives to reduce CO2 and other greenhouse gas emissions. In 2007, a group of Midwest states, including Kansas (where CVR's Coffeyville refinery and the nitrogen fertilizer facility are located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control greenhouse gas emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and it is unclear whether Kansas still intends to do so.
The implementation of EPA greenhouse gas regulations or potential federal, state or regional programs to reduce greenhouse gas emissions will result in increased costs to (i) operate and maintain CVR's facilities, (ii) install new emission controls on its facilities and (iii) administer and manage any greenhouse gas emissions program. Increased costs associated with compliance with any future legislation or regulation of greenhouse gas emissions, if it occurs, may have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
In addition, climate change legislation and regulations may result in increased costs not only for our Energy segment's business but also for users of its refined and fertilizer products, thereby potentially decreasing demand for its products. Decreased demand for CVR's products may have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
Security breaches and other disruptions could compromise CVR's information and expose it to liability, which would cause Energy operations' business and reputation to suffer.
In the ordinary course of our business, CVR collects and stores sensitive data, including intellectual property, CVR's proprietary business information and that of its customers and suppliers, and personally identifiable information of its employees, in its facilities and on its networks. The secure processing, maintenance and transmission of this information is critical to CVR's operations. Despite CVR's security measures, its information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise CVR's networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our Energy segment's operations, damage CVR's reputation, and cause a loss of confidence, which could adversely affect its business.
CVR is subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our Energy segment's results of operations, financial condition and profitability.
CVR is subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA and certain environmental regulations require that CVR maintain information about hazardous materials used or produced in its operations and that it provides this information to employees and state and local governmental authorities. Failure to comply with these requirements, including general industry standards, record keeping requirements and monitoring and control of occupational exposure to regulated substances, may result in significant fines or compliance costs, which could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
Deliberate, malicious acts, including terrorism, could damage CVR's facilities, disrupt its operations or injure employees, contractors, customers or the public and result in liability to its.
Intentional acts of destruction could hinder CVR's sales or production and disrupt its supply chain. CVR's facilities could be damaged or destroyed, reducing its operational production capacity and requiring it to repair or replace its facilities at substantial cost. Employees, contractors and the public could suffer substantial physical injury for which CVR could be liable. Governmental authorities may impose security or other requirements that could make CVR's operations more difficult or costly. The consequences of any such actions could adversely affect our Energy segment's operating results, financial condition and cash flows.
Both the petroleum and nitrogen fertilizer businesses depend on significant customers and the loss of one or several significant customers may have a material adverse impact on our Energy segment's results of operations, financial condition and cash flows.
The petroleum and nitrogen fertilizer businesses both have a high concentration of customers. The five largest customers of the Coffeyville refinery represented 40% of CVR's petroleum sales for the six months ended June 30, 2012, and the five largest customers of the Wynnewood refinery represented approximately 30% of GWEC's sales for the six months ended June 30, 2012. Further in the aggregate, the top five ammonia customers of the nitrogen fertilizer business represented approximately 64% of its ammonia sales for the six months ended June 30, 2012, and the top five UAN customers of the nitrogen fertilizer business represented approximately 37% of its UAN sales for the same period. Several significant petroleum, ammonia and UAN customers each account for more than 10% of sales of petroleum, ammonia and UAN. Given the nature of our Energy segment's business, and consistent with industry practice, CVR does not have long-term minimum purchase contracts with any of its customers. The loss of one or several of these significant customers, or a significant reduction in purchase volume by any of them, could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
The acquisition and expansion strategy of CVR's petroleum business and the nitrogen fertilizer business involves significant risks.
Both CVR's petroleum business and the nitrogen fertilizer business will consider pursuing acquisitions and expansion projects in order to continue to grow and increase profitability. However, acquisitions and expansions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions and expansions, difficulties in identifying suitable acquisition targets and expansion projects or in completing any transactions identified on sufficiently favorable terms and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions and expansions. In addition, any future acquisitions and expansions may entail significant transaction costs and risks associated with entry into new markets and lines of business.
The nitrogen fertilizer business is in the process of expanding its nitrogen fertilizer plant, which is expected to allow it the flexibility to upgrade all of its ammonia production to UAN. This expansion is premised in large part on the historically higher margin that UAN has received compared to ammonia. If the premium that UAN currently earns over ammonia decreases, this expansion project may not yield the economic benefits and accretive effects that are currently anticipated.
In addition, in connection with any potential acquisition or expansion project involving the nitrogen fertilizer business, the nitrogen fertilizer business will need to consider whether the business it intends to acquire or expansion project it intends to pursue could affect the nitrogen fertilizer business' tax treatment as a partnership for federal income tax purposes. If the nitrogen fertilizer business is otherwise unable to conclude that the activities of the business being acquired or the expansion project would not affect CVR LP's treatment as a partnership for federal income tax purposes, the nitrogen fertilizer business may elect to seek a ruling from the IRS. Seeking such a ruling could be costly or, in the case of competitive acquisitions, place the nitrogen fertilizer business in a competitive disadvantage compared to other potential acquirers who do not seek such a ruling. If the nitrogen fertilizer business is unable to conclude that an activity would not affect its treatment as a partnership for federal income tax purposes, and is unable or unwilling to obtain an IRS ruling, the nitrogen fertilizer business may choose to acquire such business or develop such expansion project in a corporate subsidiary, which would subject the income related to such activity to entity-level taxation, which would reduce the amount of cash available for distribution to the unitholders and would likely cause a substantial reduction in the value of the nitrogen fertilizer business common units.
Failure to manage these acquisition and expansion growth risks could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. There can be no assurance that CVR will be able to consummate any acquisitions or expansions, successfully integrate acquired entities, or generate positive cash flow at any acquired company or expansion project.

Our Energy segment's internally generated cash flows and other sources of liquidity may not be adequate for its capital needs.
If CVR cannot generate adequate cash flow or otherwise secure sufficient liquidity to meet our Energy segment's working capital needs or support its short-term and long-term capital requirements, it may be unable to meet its debt obligations, pursue its business strategies or comply with certain environmental standards, which would have a material adverse effect on our Energy segment's business and results of operations. Crude oil price volatility can significantly impact working capital on a week-to-week and month-to-month basis.
A substantial portion of CVR's workforce is unionized and it is subject to the risk of labor disputes and adverse employee relations, which may disrupt its business and increase its costs.
As of June 30, 2012, approximately 54% of the employees at the Coffeyville refinery and 64% of the employees at the Wynnewood refinery were represented by labor unions under collective bargaining agreements. At Coffeyville, the collective bargaining agreement with six trade unions which belong to the Metal Trades Council (which covers union members who work directly at the Coffeyville refinery) is effective through March 2013, and the collective bargaining agreement with United Steelworkers (which covers the balance of CVR's unionized employees) is effective through March 2015, and automatically renews on an annual basis thereafter unless a written notice is received 60 days in advance of the relevant expiration date. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expired in June 2012. CVR and the International Union of Operating Engineers entered into a new collective bargaining agreement in July 2012 for a period of three years. CVR's existing labor agreements may not prevent a strike or work stoppage at any of its facilities in the future, and any work stoppage could negatively affect our Energy segment's results of operations, financial condition and cash flows.
New regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities could result in higher operating costs.
The costs of complying with future regulations relating to the transportation of hazardous chemicals and security associated with the refining and nitrogen fertilizer facilities may have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. Targets such as refining and chemical manufacturing facilities may be at greater risk of future terrorist attacks than other targets in the United States. As a result, the petroleum and chemical industries have responded to the issues that arose due to the terrorist attacks on September 11, 2001 by starting new initiatives relating to the security of petroleum and chemical industry facilities and the transportation of hazardous chemicals in the United States. Future terrorist attacks could lead to even stronger, more costly initiatives that could result in a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
Compliance with and changes in the tax laws could adversely affect CVR's performance.
CVR is subject to extensive tax liabilities, including United States and state income taxes and transactional taxes such as excise, sales/use, payroll, franchise and withholding taxes. New tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future.
CVR's significant indebtedness may affect its ability to operate its business, and may have a material adverse effect on our Energy segment's financial condition, results of operations and cash flows.
As of June 30, 2012, CVR had outstanding $454 million of first lien notes, $221 million of second lien notes, and $53 million of issued but undrawn letters of credit (leaving borrowing availability of $347 million under the CVR ABL Credit Facility), and CVR LP, its consolidated subsidiary that operates the nitrogen fertilizer plant, had $125.0 million in outstanding term loan borrowings and borrowing availability of $25.0 million under its revolving credit facility.
CVR and its subsidiaries may be able to incur significant additional indebtedness in the future. If new indebtedness is added to CVR's current indebtedness, the risks described below could increase. Our indebtedness could have important consequences, such as:

•	limiting its ability to obtain additional financing to fund its working capital needs, capital expenditures, debt service requirements, acquisitions or for other purposes;

•	limiting its ability to use operating cash flow in other areas of its business because it must dedicate a substantial portion of these funds to service debt;

•	limiting its ability to compete with other companies who are not as highly leveraged, as it may be less capable of responding to adverse economic and industry conditions;

•	restricting it from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•	restricting the way in which it conducts its business because of financial and operating covenants in the agreements governing our and our subsidiaries' existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of subsidiaries to pay dividends or make other distributions to it;

•
exposing it to potential events of default (if not cured or waived) under financial and operating covenants contained in it or its subsidiaries' debt instruments that could have a material adverse effect on our Energy segment's business, financial condition and operating results;

•	increasing its vulnerability to a downturn in general economic conditions or in pricing of its products; and

•	limiting its ability to react to changing market conditions in its industry and in its customers' industries
In addition, borrowings under the CVR ABL Credit Facility and CVR LP's credit facility bear interest at variable rates. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our Energy segment's cash flows.
Furthermore, changes in CVR's credit ratings may affect the way crude oil and feedstock suppliers view its ability to make payments and may induce them to shorten the payment terms of their invoices. Given the large dollar amounts and volume of CVR's feedstock purchases, a change in payment terms may have a material adverse effect on the amount of its liabilities and its ability to make payments to its suppliers.
In addition to CVR's debt service obligations, our Energy segment's operations require substantial investments on a continuing basis. CVR's ability to make scheduled debt payments, to refinance our obligations with respect to its indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of its operating assets, properties and systems software, as well as to provide capacity for the growth of its business, depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors.
In addition, CVR is subject to covenants contained in agreements governing its present and future indebtedness. These covenants include, and will likely include, restrictions on certain payments, the granting of liens, the incurrence of additional indebtedness, dividend restrictions affecting subsidiaries, asset sales, transactions with affiliates and mergers and consolidations. Any failure to comply with these covenants could result in a default under the indentures governing its secured notes, CVR ABL Credit Facility and CVR LP's credit facility. Upon a default, unless waived, the holders of its notes and the lenders under the CVR ABL Credit Facility and CVR LP's credit facility would have all remedies available to a secured lender, and could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against it or its subsidiaries' assets, and force CVR and its subsidiaries into bankruptcy or liquidation, subject to the intercreditor agreements. In addition, any defaults could trigger cross defaults under other or future credit agreements or indentures. Our Energy segment's operating results may not be sufficient to service its indebtedness or to fund our other expenditures and it may not be able to obtain financing to meet these requirements.
CVR may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under its indebtedness that may not be successful.
CVR's ability to satisfy its debt obligations will depend upon, among other things:

•
its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond its control; and

•
its future ability to borrow under the CVR ABL Credit Facility and CVR LP's ability to borrow under its revolving credit facility, the availability of which depends on, among other things, compliance with the covenants in the CVR ABL Credit Facility and CVR LP's credit facility.

CVR cannot offer any assurance that its businesses will generate sufficient cash flow from operations, or that it will be able to draw under the CVR ABL Credit Facility, or that CVR LP will be able to draw under its revolving credit facility, or from other sources of financing, in an amount sufficient to fund CVR's liquidity needs. In addition, CVR's board of directors may in the future elect to pay a special or regular dividend, engage in share repurchases or pursue other strategic options including acquisitions of other business or asset purchases, which would reduce cash available to service its debt obligations.
If CVR's cash flows and capital resources are insufficient to service its indebtedness, it may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance its indebtedness. These alternative measures may not be successful and may not permit CVR to meet its scheduled debt service obligations. CVR's ability to restructure or refinance its debt will depend on the condition of the capital markets and its financial condition at such time. Any refinancing of CVR's debt could be at higher interest rates and may require it to comply with more onerous covenants, which could further restrict its business operations, and the terms of existing or future debt agreements may restrict it from adopting some of these alternatives. In addition, in the absence of adequate cash flows or capital resources, CVR could face substantial liquidity problems and might be required to dispose of material assets or operations, or sell equity, in order to meet our debt service and other obligations. CVR may not be able to consummate those dispositions for fair market value or at all. The CVR ABL Credit Facility, CVR LP's credit facility and the indentures governing our notes may restrict, or market or business conditions may limit, our ability to avail ourselves of some or all of these options. Furthermore, any proceeds that CVR could realize from any such dispositions may not be adequate to meet its debt service obligations when due.
The borrowings under the CVR ABL Credit Facility and CVR LP's credit facility bear interest at variable rates and other debt CVR incurs could likewise be variable-rate debt. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect CVR's cash flow. While CVR may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
CVR's debt agreements contain restrictions that will limit our flexibility in operating its business.
The CVR ABL Credit Facility and the indentures governing CVR's other debt contain, and any instruments governing future indebtedness of CVR's would likely contain, a number of covenants that will impose significant operating and financial restrictions on it, including restrictions on it and its subsidiaries' ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on or make distributions in respect of our capital stock or make other restricted payments;

•	make certain payments on debt that is subordinated or secured on a junior basis;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets;

•	enter into certain transactions with affiliates; and

•	designate subsidiaries as unrestricted subsidiaries.
Any of these restrictions could limit CVR's ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under the CVR ABL Credit Facility CVR LP's credit facility and the indentures governing the notes. Upon a default, unless waived, the holders of CVR's notes and the lenders under the CVR ABL Credit Facility and CVR LP's credit facility would have all remedies available to a secured lender, and could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against our assets, and force CVR into bankruptcy or liquidation, subject to the intercreditor agreements. In addition, a default under the CVR ABL Credit Facility or the indentures governing the notes would trigger a cross default under our other agreements and could trigger a cross default under the agreements governing our future indebtedness. Our Energy segment's operating results may not be sufficient to service its indebtedness or to fund its other expenditures and it may not be able to obtain financing to meet these requirements.
Despite its significant indebtedness, CVR may still be able to incur significantly more debt, including secured indebtedness. This could intensify the risks described above.
CVR and CVR LP may be able to incur substantially more debt in the future, including secured indebtedness. Although the CVR ABL Credit Facility and the indentures governing CVR's other debt contain restrictions on its incurrence of additional indebtedness, and CVR LP's credit facility contains restrictions on its incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. In particular, CVR can incur additional indebtedness so long as its fixed charge coverage ratio (as defined in the indentures) exceeds 2:1. Also, these restrictions may not prevent CVR from incurring obligations that do not constitute indebtedness. To the extent such new debt or new obligations are added to CVR's existing indebtedness, the risks described above could substantially increase.

Energy - Risks Related to the Limited Partnership Structure Through Which CVR Currently Holds Its Interest in the Nitrogen Fertilizer Business
The board of directors of CVR LP, general partner has adopted a policy to distribute all of the available cash the nitrogen fertilizer business generates on a quarterly basis, which could limit its ability to grow and make acquisitions.
The current policy of the board of directors of CVR LP's general partner is to distribute all of the available cash CVR LP generates on a quarterly basis to its unitholders. As a result, CVR LP's general partner will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures at the nitrogen fertilizer business. As a result, to the extent it is unable to finance growth externally, CVR LP's cash distribution policy will significantly impair its ability to grow. As of June 30, 2012, CVR owned approximately 70% of CVR LP's outstanding common units, and public unitholders owned the remaining 30% of CVR LP's common units.
In addition, because the current policy of the board of directors of CVR LP's general partner is to distribute all of the available cash CVR LP generates each quarter, growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent CVR LP issues additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units will decrease the amount CVR LP distributes on each outstanding unit. There are no limitations in the partnership agreement on CVR LP's ability to issue additional units, including units ranking senior to the common units that CVR own. The incurrence of additional commercial borrowings or other debt to finance CVR LP's growth strategy would result in increased interest expense, which, in turn, would reduce the available cash that CVR LP has to distribute to unitholders, including CVR.
CVR LP may not have sufficient available cash to pay any quarterly distribution on CVR's common units. Furthermore, CVR LP is not required to make distributions to holders of its common units on a quarterly basis or otherwise, and may elect to distribute less than all of its available cash.
CVR LP may not have sufficient available cash each quarter to pay any distributions to its common unitholders, including CVR. Furthermore, the partnership agreement does not require it to pay distributions on a quarterly basis or otherwise. Although the current policy of the board of directors of CVR LP's general partner is to distribute all available cash CVR LP generates each quarter, the board may at any time, for any reason, change this policy or decide not to make any distribution. The amount of cash CVR LP will be able to distribute on its common units principally depends on the amount of cash it generates from operations, which is directly dependent upon operating margins, which have been volatile historically. Operating margins at the nitrogen fertilizer business are significantly affected by the market-driven UAN and ammonia prices it is able to charge customers and pet coke-based gasification production costs, as well as seasonality, weather conditions, governmental regulation, unplanned maintenance or downtime at the nitrogen fertilizer plant and global and domestic demand for nitrogen fertilizer products, among other factors. In addition:

•
CVR LP's credit facility, and any credit facility or other debt instruments it may enter into in the future, may limit the distributions that CVR LP can make. The credit facility provides that CVR LP can make distributions to holders of common units only if it is in compliance with leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to any distribution, and there is no default or event of default under the facility. In addition, any future credit facility may contain other financial tests and covenants that must be satisfied. Any failure to comply with these tests and covenants could result in the lenders prohibiting CVR LP distributions.

•
The amount of available cash for distribution to unitholders depends primarily on cash flow, and not solely on the profitability of the nitrogen fertilizer business, which is affected by non-cash items. As a result, CVR LP may make distributions during periods when it records losses and may not make distributions during periods when it records net income.

•
The actual amount of available cash will depend on numerous factors, some of which are beyond CVR LP's control, including UAN and ammonia prices, operating costs, global and domestic demand for nitrogen fertilizer products, fluctuations in working capital needs, and the amount of fees and expenses incurred by CVR.

If CVR LP were to be treated as a corporation, rather than as a partnership, for U.S. federal income tax purposes or if CVR LP were otherwise subject to entity-level taxation, CVR LP's cash available for distribution to its common unitholders, including to CVR, would be reduced, likely causing a substantial reduction in the value of CVR LP's common units, including the common units held by CVR.
During 2011, and in each taxable year thereafter, current law requires CVR LP to derive at least 90% of its annual gross income from certain specified activities in order to continue to be treated as a partnership, rather than as a corporation, for U.S. federal income tax purposes. CVR LP may not find it possible to meet this qualifying income requirement, or may inadvertently fail to meet this qualifying income requirement. If CVR LP were to be treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax on all of its taxable income at the corporate tax rate, which is currently a maximum of 35%, it would likely pay additional state and local income taxes at varying rates, and distributions to CVR LP's common unitholders, including to CVR, would generally be taxed as corporate distributions.
In addition, current U.S. federal income tax treatment of publicly traded partnerships, including CVR LP, may be modified at any time by legislation, administrative rulings or judicial authority. Any such change may cause CVR LP to be treated as a corporation for U.S. federal income tax purposes or otherwise subject CVR LP to entity-level taxation. For example, members of Congress have considered substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Any modification to the U.S. federal income tax laws or interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for CVR LP to be treated as a partnership for U.S. federal income tax purposes. CVR is unable to predict whether any of these changes or other proposals will ultimately be enacted.
If CVR LP were to be treated as a corporation, rather than as a partnership, for U.S. federal income tax purposes or if CVR LP were otherwise subject to entity-level taxation, CVR LP's cash available for distribution to its common unitholders, including to CVR, and the value of CVR LP's common units, including the common units held by CVR, could be substantially reduced.
CVR may have liability to repay distributions that are wrongfully distributed to it.
Under certain circumstances, CVR may, as a holder of common units in CVR LP, have to repay amounts wrongfully returned or distributed to it. Under the Delaware Revised Uniform Limited Partnership Act, CVR LP may not make a distribution to unitholders if the distribution would cause its liabilities to exceed the fair value of its assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the company for the distribution amount.
Public investors own approximately 30% of the nitrogen fertilizer business as a result of the initial public offering of common units representing limited partner interest of CVR LP. Although CVR owns the majority of CVR LP's common units and the nitrogen fertilizer general partner, the general partner owes a duty of good faith to public unitholders, which could cause it to manage the nitrogen fertilizer business differently than if there were no public unitholders.
As a result of the initial public offering of common units representing limited partner interest of CVR LP, public investors own approximately 30% of CVR LP's common units. CVR is no longer entitled to receive all of the cash generated by the nitrogen fertilizer business or freely borrow money from the nitrogen fertilizer business to finance operations at the refinery, as CVR has in the past. Furthermore, although CVR owns CVR LP's general partner and continue to own the majority of CVR LP's common units, CVR LP's general partner is subject to certain fiduciary duties, which may require the general partner to manage the nitrogen fertilizer business in a way that may differ from CVR's best interests.
CVR cannot own or operate a fertilizer business other than CVR LP without the consent of CVR LP's general partner.
CVR and CVR LP have entered into an agreement in order to clarify and structure the division of corporate opportunities. Under this agreement, CVR has agreed not to engage in the production, transportation or distribution, on a wholesale basis, of fertilizers in the contiguous United States, subject to limited exceptions (fertilizer restricted business) without the consent of CVR LP's general partner.

CVR LP is managed by the executive officers of its general partner, some of whom are employed by and serve as part of the senior management team of CVR and its affiliates. Conflicts of interest could arise as a result of this arrangement.
CVR LP is managed by the executive officers of its general partner, some of whom are employed by and serve as part of the senior management team of CVR. Furthermore, although CVR LP has entered into a services agreement with CVR under which it compensates CVR for the services of its management, CVR's management is not required to devote any specific amount of time to the nitrogen fertilizer business and may devote a substantial majority of their time to the business of CVR. Moreover, CVR may terminate the services agreement at any time, subject to a 180-day notice period. In addition, key executive officers of CVR, including its chief operating officer, chief financial officer and general counsel, will face conflicts of interest if decisions arise in which CVR LP and CVR have conflicting points of view or interests.
CVR LP's general partner has limited its liability in the partnership agreement and replaced default fiduciary duties with contractual corporate governance standards set forth therein, thereby restricting the remedies available to unitholders, including CVR, for actions that, without such replacement, might constitute breaches of fiduciary duty.
CVR LP's partnership agreement contains provisions that restrict the remedies available to its unitholders, including CVR, for actions that might otherwise constitute breaches of fiduciary duty. For example, the partnership agreement:

•
permits the general partner to make a number of decisions in its individual capacity, as opposed to its capacity as general partner, thereby entitling it to consider only the interests and factors that it desires, and imposes no duty or obligation on the general partner to give any consideration to any interest of, or factors affecting, any limited partner;

•
provides that the general partner shall not have any liability to unitholders for decisions made in its capacity as general partner so long as it acted in good faith, meaning it believed that the decision was in the best interests of CVR LP;

•
generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of the general partner and not involving a vote of unitholders must be on terms no less favorable to CVR LP than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to CVR LP, as determined by its general partner in good faith, and that, in determining whether a transaction or resolution is “fair and reasonable,” the general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to affiliated parties, including CVR;

•
provides that the general partner and its officers and directors will not be liable for monetary damages to common unitholders, including CVR, for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or its officers or directors acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
provides that in resolving conflicts of interest, it will be presumed that in making its decision, the general partner or its conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any holder of common units, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

With respect to the common units that CVR own, CVR has agreed to become bound by the provisions in its partnership agreement, including the provisions discussed above.
CVR LP may issue additional common units and other equity interests without the approval of its common unitholders, which would dilute the existing ownership interests and rights to receive distributions from CVR LP.
Under CVR LP's partnership agreement, CVR LP is authorized to issue an unlimited number of additional interests without a vote of the unitholders. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:

•	CVR's proportionate ownership interest will decrease;

•	the amount of cash distributions on each common unit will decrease;

•	the ratio of CVR's taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit will be diminished; and

•	the market price of the common units may decline.
In addition, CVR LP's partnership agreement does not prohibit the issuance by CVR's subsidiaries of equity interests, which may effectively rank senior to the common units that CVR owns.
As a stand-alone public company, the nitrogen fertilizer business is exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.
The nitrogen fertilizer business is in the process of evaluating its internal controls systems to allow management to report on, and CVR's independent auditors to audit, its internal control over financial reporting. It will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and under current rules is to comply with Section 404 for the year ended December 31, 2012. Upon completion of this process, the nitrogen fertilizer business may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board (“PCAOB”) rules and regulations that remain unremediated. Although the nitrogen fertilizer business produces financial statements in accordance with U.S. GAAP, internal accounting controls may not currently meet all standards applicable to companies with publicly traded securities. As a publicly traded partnership, it will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
If the nitrogen fertilizer business fails to implement the requirements of Section 404 in a timely manner, it might be subject to sanctions or investigation by regulatory authorities such as the SEC. If it does not implement improvements to its disclosure controls and procedures or to its internal controls in a timely manner, its independent registered public accounting firm may not be able to certify as to the effectiveness of its internal control over financial reporting pursuant to an audit of its internal control over financial reporting. This may subject the nitrogen fertilizer business to adverse regulatory consequences or a loss of confidence in the reliability of its financial statements. It could also suffer a loss of confidence in the reliability of its financial statements if its independent registered public accounting firm reports a material weakness in its internal controls, if it does not develop and maintain effective controls and procedures or if it is otherwise unable to deliver timely and reliable financial information. Any loss of confidence in the reliability of its financial statements or other negative reaction to its failure to develop timely or adequate disclosure controls and procedures or internal controls could result in a decline in the price of its common units, which would reduce the value of CVR's investment in the nitrogen fertilizer business. In addition, if the nitrogen fertilizer business fails to remedy any material weakness, its financial statements may be inaccurate, it may face restricted access to the capital markets and the price of its common units may be adversely affected, which would reduce the value of our investment in the nitrogen fertilizer business.

Energy - Risks Related to the Wynnewood Acquisition
Challenges in operating the Wynnewood refinery and/or newly enlarged combined business or difficulties in successfully integrating the businesses of CVR and GWEC within the expected time frame could adversely affect our Energy segment's future results following the Wynnewood Acquisition.
As a result of the Wynnewood Acquisition, CVR doubled its number of refineries from one to two and increased its refining throughput capacity by over 50%. The ultimate success of the Wynnewood Acquisition will depend, in large part, on CVR's ability to successfully expand the scale and geographic scope of its operations across state lines and to realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from combining the businesses of CVR and GWEC. To realize these anticipated benefits, the business of GWEC must be successfully integrated into CVR. This integration will be complex and time-consuming.
The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company not achieving the anticipated benefits of the merger. Potential difficulties that may be encountered in the integration process include the following:

•	the inability to successfully integrate the business of GWEC into CVR in a manner that permits the combined company to achieve the full revenue and cost savings anticipated to result from the merger;

•	complexities associated with managing the larger, more complex, combined business;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high-quality service;

•	potential unknown liabilities and unforeseen expenses associated with the Wynnewood Acquisition; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management's attention caused by completing the Wynnewood Acquisition and integrating the companies' operations.
Even if CVR is able to successfully integrate the business operations of GWEC, there can be no assurance that this integration will result in the realization of the full benefits of the expected synergies, cost savings, innovation and operational efficiencies or that these benefits will be achieved within the anticipated time frame.
The future results of our Energy segment will suffer if CVR does not effectively manage its expanded operations following the Wynnewood Acquisition.
Following the Wynnewood Acquisition, the size of CVR's business increased significantly and its existing management and operational infrastructure is responsible for operating two refineries located in different states. The combined company's future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the Wynnewood Acquisition.
CVR has incurred and is expected to continue to incur substantial expenses related to the Wynnewood Acquisition and the integration of GWEC.
CVR has incurred and is expected to continue to incur substantial expenses in connection with the Wynnewood Acquisition and the integration of GWEC. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, billing, payroll, pricing, revenue management, maintenance, marketing and benefits. While CVR has assumed that a certain level of expenses would be incurred, there are many factors beyond its control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in the combined company taking significant charges against earnings following the completion of the Wynnewood Acquisition, and the amount and timing of such charges are uncertain at present.
The risks associated with U.S. government contracts differ from the risks associated with typical commercial contracts and could have a material adverse effect on the business and operations of the combined company.

Since 1996, GWEC has been party to a contract (renewed annually) with the U. S. government to sell jet fuel to Mid-Continent Air Force bases. This contract accounted for 3% of GWEC's fuel sales in 2011. U.S. government contracts contain provisions and are subject to laws and regulations that provide the government with rights and remedies not typically found in commercial contracts. In the event that GWEC is found to have violated certain laws or regulations, GWEC could be subject to penalties and sanctions, including, in the most serious cases, potential suspension or debarment from conducting future business with the U.S. government. As a result of the need to comply with these laws and regulations, GWEC could also be subject to increased risks of governmental investigations, civil fraud actions, criminal prosecutions, whistleblower law suits and other enforcement actions. By way of example, civil False Claims Act actions could subject CVR to treble penalties, and CVR could be subject to fines of up to $12,000 for each claim submitted to the U.S. government.
U.S. government contracts are subject to modification, curtailment or termination by the U.S. government with little notice, either for convenience or for default as a result of GWEC's failure to perform under the applicable contract. If the U.S. government terminates this contract as a result of GWEC's default, GWEC could be liable for additional costs the U.S. government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. Additionally, GWEC cannot assign prime U.S. government contracts without the prior consent of the U.S. government contracting officer, and GWEC is required to register with the Central Contractor Registration Database.
There can be no assurance that CVR will maintain this jet fuel contract with the U. S. government in the future.
CVR may not have identified all risks associated with the Wynnewood Acquisition and a significant liability may still arise after the closing of the Wynnewood Acquisition. CVR's rights to indemnification under the acquisition agreement related to the Wynnewood Acquisition may not fully protect it and may be difficult to enforce.
The Wynnewood refinery may have unexpected deficiencies and/or CVR may become responsible for unexpected liabilities that CVR failed or were unable to discover in the course of performing due diligence in connection with the Wynnewood Acquisition. The acquisition agreement entered into in connection with the Wynnewood Acquisition requires the seller to indemnify CVR under certain circumstances. However CVR's rights to indemnification are limited and CVR cannot assure you that the indemnification, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully cover a valid claim and/or offset the possible liabilities associated with the business or property acquired. The indemnification provisions in the acquisition agreement related to the Wynnewood Acquisition may also be difficult to enforce. Any of these liabilities, individually or in the aggregate, could have a material adverse effect on our Energy segment's business, financial condition and results of operations.
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
A substantial portion of Tropicana's indebtedness is subject to floating interest rates, which makes it more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in its business. As of June 30, 2012, approximately $171 million of its indebtedness, which represents the outstanding balance under its New Term Loan Facility, was subject to floating interest rates. Tropicana currently has no hedging arrangements in place to mitigate the impact of higher interest rates.
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
Various patent, copyright, trade secret and trademark laws afford only limited protection and may not prevent ARI's competitors from duplicating its products or gaining access to its proprietary information and technology. These means also may not permit ARI to gain or maintain a competitive advantage. As ARI expands internationally, through its joint ventures or otherwise, it becomes subject to the risk that foreign intellectual property laws will not protect ARI's intellectual property rights to the same extent as intellectual property laws in the United States.
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
WPH has had a history of significant net losses. In addition, our Home Fashion segment has not generated positive cash flows from its operations until fiscal 2011 and for the six months ended June 30, 2012. For fiscal 2011 and for the six months ended June 30, 2012, our Home Fashion segment generated positive cash flow from operations of $21 million and $8 million, respectively, primarily due to changes in working capital. For fiscal 2010 and fiscal 2009, our Home fashion segment had net cash used in operating activities of $50 million and $54 million, respectively.
We can provide no assurance that our Home Fashion segment will ever generate income or continue to generate positive cash flows from operations. Unless WPH is able to continue to generate positive cash flows from its operations, WPH will continue to require external financing to operate its business. The WPH Revolving Credit Facility expires on August 15, 2012. WPH currently does not intend to renew this agreement upon its expiration. WPH has determined that its liquidity needs are sufficiently covered by existing and projected cash resources for the foreseeable future. In the future, WPH may explore other financing options as circumstances warrant.
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
WPH had five customers who accounted for approximately 61% of WPH's net sales for the six months ended June 30, 2012. Other retailers have indicated that they intend to significantly increase their direct sourcing of home fashion products from foreign sources. The loss of any of WPH's largest accounts, or a material portion of sales to those accounts, would have an adverse effect upon WPH's business, which could be material.
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
We have interests aggregating approximately $2.1 billion in the Investment Funds as of June 30, 2012. If the Investment Funds experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.

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
Exhibit 101(1)
The following financial information from Icahn Enterprises Holdings' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) the Consolidated Statement of Changes in Equity for the six months ended June 30, 2012, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (vi) the Notes to the Consolidated Financial Statements.

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

Icahn Enterprises Holdings L.P.
(Registrant)

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/ SungHwan Cho
SungHwan Cho, Chief Financial Officer

By:	/s/ Peter Reck
Peter Reck, Chief Accounting Officer

Date: August 10, 2012