Form 10-K/A
period 2013-12-31
ICAHN ENTERPRISES HOLDINGS L.P.; ICAHN ENTERPRISES L.P.
filed 2014-10-10
CIK 1034563, 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

(Commission File Number)	(Exact Name of Registrant as Specified in Its Charter) (Address of Principal Executive Offices) (Zip Code) (Telephone Number)	(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
001-09516	ICAHN ENTERPRISES L.P.	Delaware	13-3398766
767 Fifth Avenue, Suite 4700 New York, NY 10153 (212) 702-4300

333-118021-01	ICAHN ENTERPRISES HOLDINGS L.P.	Delaware	13-3398767
767 Fifth Avenue, Suite 4700 New York, NY 10153 (212) 702-4300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Depositary Units of Icahn Enterprises L.P. Representing Limited Partner Interests	NASDAQ Global Select Market
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Icahn Enterprises L.P.		Icahn Enterprises Holdings L.P.
Large Accelerated Filer ☒	Accelerated Filer ☐	Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Icahn Enterprises L.P. Yes ☐ No ☒          Icahn Enterprises Holdings L.P. Yes ☐ No ☒
The aggregate market value of Icahn Enterprises' depositary units held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of depositary units on the New York Stock Exchange Composite Tape on such date was $868 million.
As of February 28, 2014, there were 116,901,926 of Icahn Enterprises' depositary units outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2013 (the "Amendment") is a joint report being filed by Icahn Enterprises L.P. and Icahn Enterprises Holdings L.P. (collectively, the "Company"). Each registrant hereto is filing on its own behalf all of the information contained in this Report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.
In our original Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K") filed with the SEC on March 3, 2014, the audit reports of our principal auditor, Grant Thornton LLP, inadvertently omitted reference to one of the other auditors, Ernst & Young LLP, opining on the financial statements of Federal-Mogul Corporation, a consolidated subsidiary of the Company, for the year ended December 31, 2011. Accordingly, the Company is filing this Amendment to amend our 2013 Form 10-K to include certain information required by Part II, Item 8 of Form 10-K. This Amendment is being filed solely to correct for the inadvertent omitted reference to one of our other auditors, Ernst & Young LLP, in the audit reports of our principal auditor, Grant Thornton LLP. This Amendment does not amend or otherwise update any other information in the original filing of our 2013 Form 10-K filed on March 3, 2014.

PART II

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of CVR Energy, Inc., a subsidiary, which statements reflect total assets constituting $3.6 billion, of consolidated total assets as of December 31, 2012, and total revenues of $5.7 billion for the period from May 5, 2012 to December 31, 2012, of consolidated total revenues for the year ended December 31, 2012. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CVR Energy, Inc., is based solely on the report of the other auditors. We also did not audit the consolidated financial statements of Federal-Mogul Corporation, a subsidiary, which statements reflect total revenues of $6.9 billion of consolidated total revenues for the year ended December 31, 2011. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Federal-Mogul Corporation, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Icahn Enterprises L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, which insofar as it relates to CVR Energy, Inc. and Federal-Mogul Corporation, is based on the reports of other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion.

/s/Grant Thornton LLP

New York, New York
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises Holdings L.P.

We have audited the accompanying consolidated balance sheets of Icahn Enterprises Holdings L.P. (a Delaware limited partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of CVR Energy, Inc., a subsidiary, which statements reflect total assets constituting $3.6 billion, of consolidated total assets as of December 31, 2012, and total revenues of $5.7 billion for the period from May 5, 2012 to December 31, 2012, of consolidated total revenues for the year ended December 31, 2012. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CVR Energy, Inc., is based solely on the report of the other auditors. We also did not audit the consolidated financial statements of Federal-Mogul Corporation, a subsidiary, which statements reflect total revenues of $6.9 billion of consolidated total revenues for the year ended December 31, 2011. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Federal-Mogul Corporation, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Icahn Enterprises Holdings L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, which insofar as it relates to CVR Energy, Inc. and Federal-Mogul Corporation, is based on the reports of other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Grant Thornton LLP

New York, New York
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CVR Energy, Inc.:

We have audited the consolidated balance sheet of CVR Energy, Inc. and subsidiaries (the Company) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the period from May 5, 2012 to December 31, 2012 (not presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVR Energy, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the period from May 5, 2012 to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Houston, Texas
March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have audited the consolidated statements of operations, comprehensive income (loss), cash flows and shareholders' equity of Federal-Mogul Corporation for the year ended December 31, 2011 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Federal-Mogul Corporation for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Detroit, Michigan
February 28, 2012
except for Notes 2 and 10 as to which the date is February 27, 2013 and Notes 1, 3, 4, 5, 9, 14, 15, 21 and 24 as to which the date is November 1, 2013

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
 (In millions, except unit amounts)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$3,262	$3,108
Cash held at consolidated affiliated partnerships and restricted cash	396	963
Investments	12,261	5,491
Accounts receivable, net	1,750	1,854
Due from brokers	35	567
Inventories, net	1,902	1,955
Property, plant and equipment, net	8,077	7,661
Goodwill	2,074	2,082
Intangible assets, net	1,113	1,206
Other assets	875	1,045
Total Assets	$31,745	$25,932
LIABILITIES AND EQUITY
Accounts payable	$1,353	$1,388
Accrued expenses and other liabilities	2,196	1,499
Deferred tax liability	1,394	1,335
Securities sold, not yet purchased, at fair value	884	533
Due to brokers	2,203	—
Post-employment benefit liability	1,111	1,488
Debt	9,295	9,873
Total liabilities	18,436	16,116

Commitments and contingencies (Note 19)

Equity:
Limited partners: Depositary units: 115,900,309 and 104,850,813 units issued and outstanding at December 31, 2013 and 2012, respectively	6,308	4,913
General partner	(216)	(244)
Equity attributable to Icahn Enterprises	6,092	4,669
Equity attributable to non-controlling interests	7,217	5,147
Total equity	13,309	9,816
Total Liabilities and Equity	$31,745	$25,932

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions, except per unit amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Net sales	$17,785	$14,574	$9,127
Other revenues from operations	988	951	933
Net gain from investment activities	1,694	343	1,905
Interest and dividend income	194	103	126
Other income (loss), net	21	(175)	(72)
	20,682	15,796	12,019
Expenses:
Cost of goods sold	15,809	12,606	7,871
Other expenses from operations	504	502	505
Selling, general and administrative	1,417	1,275	1,237
Restructuring	50	31	11
Impairment	16	129	71
Interest expense	560	572	490
	18,356	15,115	10,185
Income before income tax benefit (expense)	2,326	681	1,834
Income tax benefit (expense)	118	81	(34)
Net income	2,444	762	1,800
Less: net income attributable to non-controlling interests	(1,419)	(366)	(1,050)
Net income attributable to Icahn Enterprises	$1,025	$396	$750

Net income attributable to Icahn Enterprises allocable to:
Limited partners	$1,005	$379	$735
General partner	20	17	15
	$1,025	$396	$750

Basic income per LP unit	$9.14	$3.72	$8.35
Basic weighted average LP units outstanding	110	102	88

Diluted income per LP unit	$9.07	$3.72	$8.15
Diluted weighted average LP units outstanding	111	102	93
Cash distributions declared per LP unit	$4.50	$0.40	$0.55

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In millions)

	Year Ended December 31,
	2013	2012	2011

Net income	$2,444	$762	$1,800
Other comprehensive income (loss), net of tax:
Post-employment benefits	175	(224)	(132)
Hedge instruments	8	46	1
Translation adjustments and other	(6)	51	(127)
Other comprehensive income (loss), net of tax	177	(127)	(258)
Comprehensive income	2,621	635	1,542
Less: Comprehensive income attributable to non-controlling interests	(1,463)	(337)	(983)
Comprehensive income attributable to Icahn Enterprises	$1,158	$298	$559

Comprehensive income attributable to Icahn Enterprises allocable to:
Limited partners	$1,135	$283	$548
General partner	23	15	11
	$1,158	$298	$559

Accumulated other comprehensive loss was $805 million and $982 million at December 31, 2013 and 2012, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, except units)

	Equity Attributable to Icahn Enterprises
			Held in Treasury
	General Partner's (Deficit) Equity	Limited Partners' Equity	Amount	Units	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2010	$(282)	$3,477	$(12)	$1,137,200	$3,183	$4,748	$7,931
Net income	15	735	—	—	750	1,050	1,800
Other comprehensive income	(4)	(187)	—	—	(191)	(67)	(258)
Partnership distributions	(1)	(47)	—	—	(48)	—	(48)
Investment segment distributions	—	—	—	—	—	(1,818)	(1,818)
Investment segment contributions	—	—	—	—	—	250	250
Distributions paid to non-controlling interests in subsidiary	—	—	—	—	—	(35)	(35)
Changes in subsidiary equity and other	1	60	—	—	61	(12)	49
Balance, December 31, 2011	(271)	4,038	(12)	1,137,200	3,755	4,116	7,871
Net income	17	379	—	—	396	366	762
Other comprehensive income	(2)	(96)	—	—	(98)	(29)	(127)
Cancellation of treasury units	—	(12)	12	(1,137,200)	—	—	—
Partnership contributions	13	500	—	—	513	—	513
Partnership distributions	(1)	(40)	—	—	(41)	—	(41)
Investment segment distributions	—	—	—	—	—	(79)	(79)
Distributions paid to non-controlling interests in subsidiary	—	—	—	—	—	(30)	(30)
Acquisition of CVR	—	135	—	—	135	849	984
Changes in subsidiary equity and other	—	9	—	—	9	(46)	(37)
Balance, December 31, 2012	(244)	4,913	—	—	4,669	5,147	9,816
Net income	20	1,005	—	—	1,025	1,419	2,444
Other comprehensive loss	3	130	—	—	133	44	177
Acquisition of New ARL	(5)	(237)	—	—	(242)	—	(242)
Partnership contributions	12	581	—	—	593	—	593
Partnership distributions	(4)	(189)	—	—	(193)	—	(193)
Investment segment contributions	—	—	—	—	—	46	46
Distributions paid to non-controlling interests in subsidiary	—	—	—	—	—	(379)	(379)
Proceeds from subsidiary equity offerings	2	88	—	—	90	966	1,056
Changes in subsidiary equity and other	—	17	—	—	17	(26)	(9)
Balance, December 31, 2013	$(216)	$6,308	$—	$—	$6,092	$7,217	$13,309

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$2,444	$762	$1,800
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from securities transactions	(3,754)	(1,488)	(1,927)
Purchases of securities	(7,425)	(2,592)	(4,931)
Proceeds from sales of securities	4,664	7,167	5,373
Purchases to cover securities sold, not yet purchased	(46)	(5,160)	(5,529)
Proceeds from securities sold, not yet purchased	365	1,307	8,934
Changes in receivables and payables relating to securities transactions	2,715	1,775	(2,343)
Depreciation and amortization	742	635	508
Impairment	16	129	71
Deferred taxes	(157)	(297)	(8)
Other, net	73	16	(26)
Changes in operating assets and liabilities:
Changes in cash held at consolidated affiliated partnerships and restricted cash	591	(453)	465
Accounts receivable, net	26	(193)	(148)
Inventories, net	39	32	(190)
Other assets	(154)	1	(47)
Accounts payable	31	(151)	122
Accrued expenses and other liabilities	547	117	(42)
Net cash provided by operating activities	717	1,607	2,082
Cash flows from investing activities:
Capital expenditures	(1,161)	(936)	(494)
Acquisition of New ARL	(279)	—	—
Acquisitions of businesses, net of cash acquired	(6)	(1,361)	(142)
Proceeds from sale of investments	38	202	154
Purchases of investments	(86)	(250)	(150)
Other, net	38	23	25
Net cash used in investing activities	(1,456)	(2,322)	(607)
Cash flows from financing activities:
Investment segment distributions	(185)	(17)	(2,164)
Investment segment contributions	46	—	250
Partnership contributions	593	513	—
Partnership distributions	(51)	(41)	(48)
Proceeds from offering of subsidiary equity	1,308	—	—
Distributions to non-controlling interests in subsidiaries	(379)	(68)	(55)
Proceeds from issuance of senior unsecured notes	493	1,030	—
Proceeds from other borrowings	591	1,076	636
Repayments of borrowings	(1,526)	(996)	(745)
Other, net	17	(17)	11
Net cash provided by (used in) financing activities	907	1,480	(2,115)
Effect of exchange rate changes on cash and cash equivalents	(14)	15	(22)
Net change in cash of assets held for sale	—	—	2
Net increase (decrease) in cash and cash equivalents	154	780	(660)
Cash and cash equivalents, beginning of period	3,108	2,328	2,988
Cash and cash equivalents, end of period	$3,262	$3,108	$2,328

Supplemental information:
Cash payments for interest, net of amounts capitalized	$482	$501	$445
Net cash payments for income taxes	$126	$236	$59
Net unrealized (loss) gain on available-for-sale securities	$—	$(1)	$5
Distribution payable to Icahn Enterprises unitholders	$142	$—	$—
Non-cash investment segment contribution	$185	$—	$—
Acquisition of non-controlling interest in CVR	$—	$135	$—
Investment in precious metals	$—	$—	$150

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
 (In millions)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$3,262	$3,108
Cash held at consolidated affiliated partnerships and restricted cash	396	963
Investments	12,261	5,491
Accounts receivable, net	1,750	1,854
Due from brokers	35	567
Inventories, net	1,902	1,955
Property, plant and equipment, net	8,077	7,661
Goodwill	2,074	2,082
Intangible assets, net	1,113	1,206
Other assets	891	1,059
Total Assets	$31,761	$25,946
LIABILITIES AND EQUITY
Accounts payable	$1,353	$1,388
Accrued expenses and other liabilities	2,196	1,499
Deferred tax liability	1,394	1,335
Securities sold, not yet purchased, at fair value	884	533
Due to brokers	2,203	—
Post-employment benefit liability	1,111	1,488
Debt	9,289	9,865
Total liabilities	18,430	16,108

Commitments and contingencies (Note 19)

Equity:
Limited partner	6,393	4,984
General partner	(279)	(293)
Equity attributable to Icahn Enterprises Holdings	6,114	4,691
Equity attributable to non-controlling interests	7,217	5,147
Total equity	13,331	9,838
Total Liabilities and Equity	$31,761	$25,946

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Net sales	$17,785	$14,574	$9,127
Other revenues from operations	988	951	933
Net gain from investment activities	1,694	343	1,905
Interest and dividend income	194	103	126
Other income (loss), net	21	(175)	(72)
	20,682	15,796	12,019
Expenses:
Cost of goods sold	15,809	12,606	7,871
Other expenses from operations	504	502	505
Selling, general and administrative	1,417	1,275	1,237
Restructuring	50	31	11
Impairment	16	129	71
Interest expense	560	571	489
	18,356	15,114	10,184
Income before income tax benefit (expense)	2,326	682	1,835
Income tax benefit (expense)	118	81	(34)
Net income	2,444	763	1,801
Less: net income attributable to non-controlling interests	(1,419)	(366)	(1,050)
Net income attributable to Icahn Enterprises Holdings	$1,025	$397	$751

Net income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$1,015	$384	$743
General partner	10	13	8
	$1,025	$397	$751

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In millions)

	Year Ended December 31,
	2013	2012	2011

Net income	$2,444	$763	$1,801
Other comprehensive income (loss), net of tax:
Post-employment benefits	175	(224)	(132)
Hedge instruments	8	46	1
Translation adjustments and other	(6)	51	(127)
Other comprehensive income (loss), net of tax	177	(127)	(258)
Comprehensive income	2,621	636	1,543
Less: Comprehensive income attributable to non-controlling interests	(1,463)	(337)	(983)
Comprehensive income attributable to Icahn Enterprises Holdings	$1,158	$299	$560

Comprehensive income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$1,146	$287	$554
General partner	12	12	6
	$1,158	$299	$560

Accumulated other comprehensive loss was $805 million and $982 million at December 31, 2013 and 2012, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2010	$(318)	$3,521	$3,203	$4,748	$7,951
Net income	8	743	751	1,050	1,801
Other Comprehensive income	(2)	(189)	(191)	(67)	(258)
Partnership distributions	—	(48)	(48)	—	(48)
Investment segment distributions	—	—	—	(1,818)	(1,818)
Investment segment contributions	—	—	—	250	250
Distributions paid to non-controlling interests in subsidiary	—	—	—	(35)	(35)
Changes in subsidiary equity and other	1	60	61	(12)	49
Balance, December 31, 2011	(311)	4,087	3,776	4,116	7,892
Net income	13	384	397	366	763
Other Comprehensive income	(1)	(97)	(98)	(29)	(127)
Partnership contributions	6	507	513	—	513
Partnership distributions	—	(41)	(41)	—	(41)
Investment segment distributions	—	—	—	(79)	(79)
Distributions paid to non-controlling interests in subsidiary	—	—	—	(30)	(30)
Acquisition of CVR	—	135	135	849	984
Changes in subsidiary equity and other	—	9	9	(46)	(37)
Balance, December 31, 2012	(293)	4,984	4,691	5,147	9,838
Net income	10	1,015	1,025	1,419	2,444
Other comprehensive loss	2	131	133	44	177
Acquisition of New ARL	(3)	(239)	(242)	—	(242)
Partnership contributions	6	587	593	—	593
Partnership distributions	(2)	(191)	(193)	—	(193)
Investment segment contributions	—	—	—	46	46
Distributions paid to non-controlling interests in subsidiary	—	—	—	(379)	(379)
Proceeds from subsidiary equity offerings	1	89	90	966	1,056
Changes in subsidiary equity and other	—	17	17	(26)	(9)
Balance, December 31, 2013	$(279)	$6,393	$6,114	$7,217	$13,331

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$2,444	$763	$1,801
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from securities transactions	(3,754)	(1,488)	(1,927)
Purchases of securities	(7,425)	(2,592)	(4,931)
Proceeds from sales of securities	4,664	7,167	5,373
Purchases to cover securities sold, not yet purchased	(46)	(5,160)	(5,529)
Proceeds from securities sold, not yet purchased	365	1,307	8,934
Changes in receivables and payables relating to securities transactions	2,715	1,775	(2,343)
Depreciation and amortization	742	634	507
Impairment	16	129	71
Deferred taxes	(157)	(297)	(8)
Other, net	73	16	(26)
Changes in operating assets and liabilities:
Changes in cash held at consolidated affiliated partnerships and restricted cash	591	(453)	465
Accounts receivable, net	26	(193)	(148)
Inventories, net	39	32	(190)
Other assets	(154)	1	(47)
Accounts payable	31	(151)	122
Accrued expenses and other liabilities	547	117	(42)
Net cash provided by operating activities	717	1,607	2,082
Cash flows from investing activities:
Capital expenditures	(1,161)	(936)	(494)
Acquisition of New ARL	(279)	—	—
Acquisitions of businesses, net of cash acquired	(6)	(1,361)	(142)
Proceeds from sale of investments	38	202	154
Purchases of investments	(86)	(250)	(150)
Other, net	38	23	25
Net cash used in investing activities	(1,456)	(2,322)	(607)
Cash flows from financing activities:
Investment segment distributions	(185)	(17)	(2,164)
Investment segment contributions	46	—	250
Partnership contributions	593	513	—
Partnership distributions	(51)	(41)	(48)
Proceeds from offering of subsidiary equity	1,308	—	—
Distributions to non-controlling interests in subsidiaries	(379)	(68)	(55)
Proceeds from issuance of senior unsecured notes	493	1,030	—
Proceeds from other borrowings	591	1,076	636
Repayments of borrowings	(1,526)	(996)	(745)
Other, net	17	(17)	11
Net cash provided by (used in) financing activities	907	1,480	(2,115)
Effect of exchange rate changes on cash and cash equivalents	(14)	15	(22)
Net change in cash of assets held for sale	—	—	2
Net increase (decrease) in cash and cash equivalents	154	780	(660)
Cash and cash equivalents, beginning of period	3,108	2,328	2,988
Cash and cash equivalents, end of period	$3,262	$3,108	$2,328

Supplemental information:
Cash payments for interest, net of amounts capitalized	$482	$501	$445
Net cash payments for income taxes	$126	$236	$59
Net unrealized (loss) gain on available-for-sale securities	$—	$(1)	$5
Distribution payable to Icahn Enterprises unitholders	$142	$—	$—
Non-cash investment segment contribution	$185	$—	$—
Acquisition of non-controlling interest in CVR	$—	$135	$—
Investment in precious metals	$—	$—	$150

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 11, "Debt," and the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 101,872,909, or approximately 87.9%, of Icahn Enterprises' outstanding depositary units as of December 31, 2013.
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
Change in Reporting Entity
As discussed further in Note 3, "Acquisitions - New ARL," pursuant to a contribution agreement (the "ARL Contribution Agreement") dated September 20, 2013 and with a closing date on October 2, 2013 among AEP Rail Corp. ("AEP"), IRL Holding LLC ("IRL"), American Railcar Leasing, LLC ("ARL") and IEP Energy Holding LLC, we acquired a 75% economic interest in the newly capitalized ARL ("New ARL"). New ARL is considered an entity under common control. Accordingly, the accompanying consolidated financial statements and footnotes include the assets and operations of New ARL for all periods presented.

2.	Summary of Significant Accounting Policies.
As discussed in Note 1, “Description of Business and Basis of Presentation,” we operate in several diversified segments. The accounting policies related to the specific segments or industries are differentiated, as required, in the list of significant accounting policies set out below.
Principles of Consolidation
General
Our consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises, in addition to those entities in which we have a controlling interest as a general partner interest or in which we may be the primary beneficiary of a variable interest entity (“VIE”). In evaluating whether we have a controlling financial interest in entities that we would consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests and (2) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.
Except for our Investment segment, for those investments in which we own 50% or less but greater than 20%, we account for such investments using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method.
Investment
As a result of returning fee-paying capital to its investors on March 31, 2011, each of the Investment Funds, as defined herein, no longer met the criteria of an investment company as set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Paragraph 946-10-15-2, Financial Services-Investment Companies, therefore, the application of FASB ASC Section 946-810-45, Financial Services-Investment Companies, was no longer applicable effective March 31, 2011. This change had no material effect on our consolidated financial statements as the Investment Funds would account for its investments as trading securities pursuant to FASB ASC Topic 320, Investments-Debt and Equity Securities, effective March 31, 2011. For those investments that fell outside the scope of FASB ASC Topic 320 or would otherwise have required the Investment Funds account for under the equity method, the Investment Funds applied the fair value option to such investments. See Note 6, "Investments and Related Matters-Investment," to the consolidated financial statements for further discussion regarding this reconsideration event and its consolidation impact.
Although the Investment Funds are not investment companies within the meaning of the '40 Act, each of the Investment Funds was, prior to the return of fee-paying capital on March 31, 2011, for purposes of U.S. GAAP, an investment company pursuant to FASB ASC Subtopic 946-10, Financial Services - Investment Companies. The General Partners (as defined in Note 4, "Operating Units - Investment,") adopted FASB ASC Section 946-810-45, Financial Services - Investment Companies - Consolidation - Other Presentation Matters (“FASB ASC Section 946-810-45”), as of January 1, 2007. FASB ASC Section 946-810-45 addresses whether the accounting principles of FASB ASC Section 946-810-45 may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. Upon the adoption of FASB ASC Section 946-810-45, (i) Icahn Offshore LP (the “Offshore GP”) lost its ability to retain specialized accounting pursuant to FASB ASC Section 946-810-45 for either its equity method investment in Icahn Partners Master Fund LP ("Master Fund I") or for its consolidation of the Offshore Fund (as defined in Note 4, "Operating Units-Investment"), Icahn Partners Master Fund LP II ("Master Fund II") and Icahn Partners Master Fund III LP ("Master Fund III"), and (ii) Icahn Onshore LP (the “Onshore GP”) lost its ability to retain specialized accounting for its consolidation of Icahn Partners LP (the “Onshore Fund” or "Icahn Partners"), in each case, because both the Offshore GP and the Onshore GP do not meet the requirements for retention of specialized accounting under FASB ASC Section 946-810-45, as the Offshore GP and Onshore GP and their affiliates acquire interests for strategic operating purposes in the same companies in which their subsidiary investment companies invest.
However, prior to the return of fee-paying capital on March 31, 2011, upon losing their ability to retain specialized accounting, the General Partners accounted for their investments held by the consolidated Investment Funds in debt securities and in those equity securities with readily determinable fair values pursuant to the Investment - Debt and Equity Securities Topic of the FASB ASC and classified such investments as available-for-sale securities and then elected the fair value option and reclassified such securities as trading securities. For those equity securities that did not have readily determinable fair values, the General Partners elected the fair value option. For those investments in which the General Partners would otherwise account for such investments under the equity method, the General Partners, in accordance with their accounting policy, elected the fair value option. The election of the fair value option was deemed to most accurately reflect the nature of our business relating to investments.
The special profits interest allocations and incentive allocations earned from certain consolidated entities through March 31, 2011 are eliminated in consolidation; however, our allocated share of the net income from the Investment Funds (as defined in Note 4, “Operating Units-Investment”) includes the amount of these eliminated fees and allocations.
Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation.
Use of Estimates in Preparation of Financial Statements
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reported amount of revenues and expenses during the period. The more significant estimates include: (1) the valuation allowances of accounts receivable and inventory; (2) the valuation of goodwill, indefinite-lived intangible assets and long-lived assets; (3) deferred tax assets; (4) environmental liabilities; (5) fair value of derivatives; and (6) post-employment benefit liabilities. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.
Cash and Cash Equivalents
We consider short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents.
Cash Held at Consolidated Affiliated Partnerships and Restricted Cash
Cash held at consolidated affiliated partnerships primarily consists of cash and cash equivalents held by the Onshore Fund and Offshore Master Funds (as defined herein) that, although not legally restricted, is not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises. Restricted cash primarily relates to cash pledged and held for margin requirements on derivative transactions.
Our consolidated restricted cash balance was $330 million and $197 million as of December 31, 2013 and 2012, respectively.
Investments and Related Transactions
Investment
Investment Transactions and Related Investment Income (Loss).   Investment transactions of the Investment Funds are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the consolidated statements of operations. Interest income and expenses are recorded on an accrual basis and dividends are recorded on the ex-dividend date. Premiums and discounts on fixed income securities are amortized using the effective yield method.
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
Foreign Currency Transactions.   The books and records of the Investment Funds are maintained in U.S. dollars. Assets and liabilities denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Transactions during the period denominated in currencies other than U.S. dollars are translated at the rate of exchange applicable on the date of the transaction. Foreign currency translation gains and losses are recorded in the consolidated statements of operations. The Investment Funds do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in the market prices of securities. Such fluctuations are reflected in “Net gain (loss) from investment activities” in the consolidated statement of operations.
Fair Values of Financial Instruments.   The fair values of the Investment Funds' assets and liabilities that qualify as financial instruments under applicable U.S. GAAP approximate the carrying amounts presented in the consolidated balance sheets.
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
Due From Brokers.   Due from brokers represents cash balances with the Investment Funds' clearing brokers. These funds as well as fully-paid for and marginable securities are essentially restricted to the extent that they serve as collateral against securities sold, not yet purchased.  Due from brokers may also include unrestricted balances with derivative counterparties.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due To Brokers.   Due to brokers represents margin debit balances collateralized by certain of the Investment Funds' investments in securities.
Other Segments and Holding Company
Investments in equity and debt securities are classified as either trading or available-for-sale based upon whether we intend to hold the investment for the foreseeable future. Trading securities are valued at quoted market value at each balance sheet date with the unrealized gains or losses reflected in the consolidated statements of operations. Available-for-sale securities are carried at fair value on our balance sheet. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of partners' equity and when sold are reclassified out of partners' equity to the consolidated statements of operations. For purposes of determining gains and losses, the cost of securities is based on specific identification.
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
See Note 6, “Investments and Related Matters,” and Note 7, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of December 31, 2013 was approximately $9.3 billion and $9.4 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2012 was each approximately $9.9 billion.
Fair Value Option for Financial Assets and Financial Liabilities
The fair value option gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value pursuant to the provisions of the FASB ASC. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. In estimating the fair value for financial instruments for which the fair value option has been elected, we use the valuation methodologies in accordance to where the financial instruments are classified within the fair value hierarchy as discussed in Note 7, “Fair Value Measurements.” For our Investment segment, we apply the fair value option to our investments that would otherwise be accounted under the equity method.
Derivatives
From time to time, our subsidiaries enter into derivative contracts, including purchased and written option contracts, swap contracts, futures contracts and forward contracts. U.S. GAAP requires recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of accumulated other comprehensive loss and subsequently recognized in earnings when the hedged item affects earnings. The change in fair value of the ineffective portion of a financial instrument, determined using the hypothetical derivative method, is recognized in earnings immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in earnings. Cash flows related to hedging activities are included in the operating section of the consolidated statements of cash flows. For further information regarding our derivative contracts, see Note 8, “Financial Instruments.”

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
Inventories, Net
Inventories, net consists of the following:

	December 31,
	2013	2012
	(in millions)
Raw materials	$499	$495
Work in process	252	248
Finished goods	1,151	1,212
	$1,902	$1,955
Automotive, Railcar, Food Packaging, and Home Fashion Segment Inventories. Our Automotive, Railcar, Food Packaging and Home Fashion segment inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out basis method. The cost of manufactured goods includes the cost of materials, direct labor and manufacturing overhead. Our Automotive, Railcar, Food Packaging and Home Fashion segments reserve for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.
Energy Inventories. Our Energy segment inventories consist primarily of domestic and foreign crude oil, blending stock and components, work in progress, fertilizer products, and refined fuels and by-products. Inventories are valued at the lower of the first-in, first-out ("FIFO") cost, or market for fertilizer products, refined fuels and by-products for all periods presented. Refinery unfinished and finished products inventory values were determined using the ability-to-bear process, whereby raw materials and production costs are allocated to work-in-process and finished goods based on their relative fair values. Other inventories, including other raw materials, spare parts and supplies, are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.
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
Property, Plant and Equipment, Net
Buildings and improvements, and machinery, equipment and furniture are stated at cost less accumulated depreciation unless declines in the values of the fixed assets are considered other than temporary, at which time the property is written down to net realizable value. Depreciation is principally computed using the straight-line method over the estimated useful lives of the particular property or equipment, as follows: buildings and improvements, four to 40 years; furniture, fixtures and equipment, one to 30 years. Leasehold improvements are amortized over the life of the lease or the life of the improvement, whichever is shorter.
Maintenance and repairs are charged to expense as incurred. The cost of additions and improvements is capitalized and depreciated over the remaining useful lives of the assets. Railcars leased to others are stated at cost less accumulated depreciation unless declines in the values of the leased railcars are considered other than temporary, at which time they are

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

written down to net realizable value. Railcars leased to others that were transferred from entities under common control are stated at net book value. Railcars are depreciated on a straight-line basis over 30 years from the original date placed in service.
Real estate properties held for use or investment purposes, other than those accounted for under the financing method, are carried at cost less accumulated depreciation. Where declines in the values of the properties are determined to be other than temporary, the cost basis of the property is written down to net realizable value. A property is classified as held for sale at the time management determines that certain criteria have been met. Properties held for sale are carried at the lower of cost or net realizable value and are no longer depreciated.
Land and construction in progress are stated at the lower of cost or net realizable value. Interest is capitalized on expenditures for long-term projects until a salable or ready-for-use condition is reached. The interest capitalization rate is based on the interest rate on specific borrowings to fund the projects.
Planned Major Maintenance Costs - Energy
The direct-expense method of accounting is used for planned major maintenance activities for our Energy segment. Maintenance costs are recognized as expense when maintenance services are performed. During the year ended December 31, 2011, the Coffeyville refinery completed the first phase of a two-phase major scheduled turnaround; during the first quarter of 2012, the Coffeyville refinery completed the second phase of the two-phase major scheduled turnaround. During the fourth quarter of 2012, the Wynnewood refinery completed a major scheduled turnaround. Planned major maintenance costs are included in cost of goods sold in our consolidated financial statements when incurred. Planned major maintenance costs of $107 million were incurred for the period May 5, 2012 through December 31, 2012. Planned major maintenance activities for the nitrogen plant generally occur every two years. The required frequency of the maintenance varies by unit, for the refineries, but generally is every four to five years. The nitrogen fertilizer plants' major maintenance activities were completed in the fourth quarter of 2012.
Goodwill and Intangible Assets, Net
Goodwill and indefinite lived intangible assets primarily include trademarks and trade names acquired in acquisitions. For a complete discussion of the impairment of goodwill and indefinite intangible-lived assets related to our various segments, see Note 4, “Operating Units,” and Note 9, “Goodwill and Intangible Assets, Net.”
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
Accounting for Asset Retirement Obligations
We record conditional asset retirement obligations (“ARO”) in accordance with applicable U.S. GAAP. As defined in applicable U.S. GAAP, ARO refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. An entity is required to recognize a liability for the estimated fair value of an ARO when incurred if the fair value can be reasonably estimated. Our Automotive segment's primary asset retirement activities relate to the removal of hazardous building materials at its facilities. Our Automotive segment records the ARO liability when the amount can be reasonably estimated, typically upon the expectation that a facility may be closed or sold.
Pension and Other Post-Employment Benefit Obligations
Pension and other post-employment benefit costs are dependent upon assumptions used in calculating such costs. These assumptions include discount rates, health care cost trends, expected returns on plan assets and other factors. In accordance with U.S. GAAP, actual results that differ from the assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods.
Allocation of Net Profits and Losses in Consolidated Affiliated Partnerships
Investment
Net investment income and net realized and unrealized gains and losses on investments of the Investment Funds are allocated to the respective partners of the Investment Funds based on their percentage ownership in such Investment Funds on a monthly basis. Except for our limited partner interest, such allocations made to the limited partners of the Investment Funds are represented as non-controlling interests in our consolidated statements of operations. Generally, prior to March 31, 2011, at the end of each fiscal year (and, in the case of withdrawals made other than at the end of the fiscal year, as of such withdrawal date), the General Partners had re-allocated to their capital accounts, amounts, generally ranging from 1.5% to 2.5% of the capital appreciation (both realized and unrealized) allocated to the Investment Funds' limited partners (or lesser amounts for certain limited partners). Such reallocation was referred to as the special profits interest allocation. In addition, prior to March 31, 2011, the General Partners also generally had amounts allocated, ranging from 15% to 25% of the net capital appreciation (both realized and unrealized), such amounts being referred to as incentive allocations, provided, however, that an incentive allocation with respect to an Investment Fund was not made in any year to the extent that the special profits interest allocation relating to such Investment Fund equaled or exceeded the net capital appreciation for such Investment Fund for such year. Additionally, prior to March 31, 2011 incentive allocations were subject to a “high watermark” (whereby the General Partners did not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses for each investor in prior periods were recovered).
As a result of the return of fee-paying capital as in Note 4, "Operating Units-Investment," no further special profits interest allocation or incentive allocations were accrued or allocated to the General Partners in periods subsequent to March 31, 2011.
Partners' Capital
Investment
Icahn Capital LP ("Icahn Capital") and the General Partners are each organized as a limited partnership formed pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. Limited partner interests were granted in the General Partners in the past to allow certain employees and individuals to participate in a share of the special profits interest allocations and/or incentive allocations earned by the General Partners
Icahn Capital and the General Partners, individually, intend to be treated as partnerships for federal income tax purposes, and as such shall maintain a capital account for each of their partners. Until March 31, 2011, certain partners of the General Partners were allocated an amount of special profits interest allocation and each partner of the General Partners was allocated an amount of incentive allocations subject to, and as determined by, the provisions of the limited partnership agreements of each Investment Fund. Each of the General Partners' special profits interest allocations and incentive allocations not allocated

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the limited partners per their respective agreements was generally allocated to the general partners. Other partnership profits and losses of Icahn Capital and each of the General Partners are generally allocated among the respective partners in Icahn Capital and each of the General Partners pro rata in accordance with their capital accounts.
Income allocations to all partners in each of the General Partners, except the general partner entity, are accounted for as compensation expense. All amounts allocated to these partners' capital accounts and their respective capital contributions are included in accounts payable and accrued expenses and other liabilities on the consolidated balance sheets until those amounts are paid out in accordance with the terms of each respective partner's agreement. Payments made to the respective general partner are treated as equity distributions.
Income Per LP Unit
For Icahn Enterprises, basic income (loss) per LP unit is based on net income or loss attributable to Icahn Enterprises allocable to limited partners. Net income or loss allocable to limited partners is divided by the weighted-average number of LP units outstanding. Diluted income (loss) per LP unit is based on basic income (loss) adjusted for interest charges applicable to the variable rate notes as well as the weighted-average number of units and equivalent units outstanding.
For accounting purposes, earnings prior to dates of acquisitions or investments in joint ventures of entities under common control are excluded from the computation of basic and diluted income per LP unit as such earnings are allocated to our general partner or non-controlling interests. Accordingly, earnings from New ARL prior to investment in such venture on October 2, 2013 have been allocated to Mr. Icahn and his affiliates, non-controlling interests, and therefore are excluded from the computation of basic and diluted income per LP unit. In addition, on August 24, 2012, Mr. Icahn and his affiliates contributed his interest of IEP Energy to us in exchange for our depositary units. Net income allocable to the general partner for the period May 5, 2012 through August 23, 2012, the period in which Mr. Icahn and his affiliates' ownership in IEP Energy, other than Icahn Enterprises' ownership, were considered under common control and thus, were excluded from computation of basic and diluted income per LP unit. See Note 5, "Related Party Transactions-Energy," for further discussion regarding this transaction.
Accounting for the Acquisition, Investments and Disposition of Entities under Common Control
Acquisitions or investments of entities under common control are reflected in a manner similar to pooling of interests. The general partner's capital account or non-controlling interests, as applicable, are charged or credited for the difference between the consideration we pay for the entity and the related entity's basis prior to our acquisition or investment. Net gains or losses of an acquired entity prior to its acquisition or investment date are allocated to the general partner's capital account or non-controlling interests, as applicable. In allocating gains and losses upon the sale of a previously acquired common control entity, we allocate a gain or loss for financial reporting purposes by first restoring the general partner's capital account or non-controlling interests, as applicable, for the cumulative charges or credits relating to prior periods recorded at the time of our acquisition or investment and then allocating the remaining gain or loss ("Common Control Gains or Losses") among our general partner, limited partners and non-controlling interests, as applicable, in accordance with their respective ownership percentages. In the case of acquisitions of entities under common control, such Common Control Gains or Losses are allocated in accordance with their respective partnership percentages under the Amended and Restated Agreement of Limited Partnership dated as of May 12, 1987, as amended from time to time (together with the partnership agreement of Icahn Enterprises Holdings, the “Partnership Agreement”) (i.e., 98.01% to the limited partners and 1.99% to the general partner).
General Partnership Interest of Icahn Enterprises and Icahn Enterprises Holdings
The general partner's capital account generally consists of its cumulative share of our net income less cash distributions plus capital contributions. Additionally, in acquisitions of common control companies accounted for at historical cost similar to a pooling of interests, the general partner's capital account would be charged (or credited) in a manner similar to a distribution (or contribution) for the excess (or deficit) of the fair value of consideration paid over historical basis in the business acquired.
Capital Accounts, as defined under the Partnership Agreement, are maintained for our general partner and our limited partners. The capital account provisions of our Partnership Agreement incorporate principles established for U.S. federal income tax purposes and are not comparable to the equity accounts reflected under U.S. GAAP in our consolidated financial statements. Under our Partnership Agreement, the general partner is required to make additional capital contributions to us upon the issuance of any additional depositary units in order to maintain a capital account balance equal to 1.99% of the total capital accounts of all partners.
Generally, net earnings for U.S. federal income tax purposes are allocated 1.99% and 98.01% between the general partner and the limited partners, respectively, in the same proportion as aggregate cash distributions made to the general partner and the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

limited partners during the period. This is generally consistent with the manner of allocating net income under our Partnership Agreement; however, it is not comparable to the allocation of net income reflected in our consolidated financial statements.
Pursuant to the Partnership Agreement, in the event of our dissolution, after satisfying our liabilities, our remaining assets would be divided among our limited partners and the general partner in accordance with their respective percentage interests under the Partnership Agreement (i.e., 98.01% to the limited partners and 1.99% to the general partner). If a deficit balance still remains in the general partner's capital account after all allocations are made between the partners, the general partner would not be required to make whole any such deficit.
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
Compensation Arrangements
U.S. GAAP requires public entities to record non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period and value such equity awards based on fair-value methods. See Note 12, “Compensation Arrangements,” for further discussion regarding compensation arrangements of our Automotive and Energy segments.
Revenue and Expense Recognition
Investment
Revenue Recognition:   Effective April 1, 2011, the results of our Investment segment are primarily driven by the performance of the Investment Funds and our interests therein; the General Partners will no longer receive special profits interest allocations or incentive allocations. Prior to March 31, 2011, income from our Investment segment was principally derived from three sources: (1) special profits interest allocations; (2) incentive allocations; and (3) gains and losses from our interests in the Investment Funds.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to April 1, 2011, the General Partners waived the special profits interest allocations and incentive allocations for our interest in the Investment Funds and Mr. Icahn's direct and indirect holdings and, in certain cases, for other investors. All of the special profits interest allocations and incentive allocations, if any, from certain consolidated entities are eliminated in consolidation; however, our share of the net income from the Investment Funds includes the amount of these eliminated allocations.
Automotive
Revenue Recognition:   Federal-Mogul records sales when products are shipped and title has transferred to the customer, the sales price is fixed and determinable, and the collectability of revenue is reasonably assured. Accruals for sales returns and other allowances are provided at the point of sale based upon past experience. Adjustments to such returns and allowances are made as new information becomes available.
Sales and Sales Related Taxes: Federal-Mogul collects and remits taxes assessed by various governmental authorities that are both imposed on and concurrent with revenue-producing transactions with its customers. These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes. The collection of these taxes is reported on a net basis (excluded from revenues).
Rebates:   Federal-Mogul accrues for rebates pursuant to specific arrangements with certain of its customers, primarily in the aftermarket. Rebates generally provide for price reductions based upon the achievement of specified purchase volumes and are recorded as a reduction of sales as earned by such customers.
Shipping and Handling Costs:   Federal-Mogul recognizes shipping and handling costs as incurred as a component of cost of goods sold in the consolidated statements of operations.
Engineering and Tooling Costs:   Pre-production tooling and engineering costs that Federal-Mogul will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Federal-Mogul with the noncancelable right to use the tools, or the reimbursement of such costs is agreed to by the customer. Pre-production tooling costs that are owned by Federal-Mogul are capitalized as part of machinery and equipment, and are depreciated over the shorter of the tools' expected life or the duration of the related program.
Research and Development:   Federal-Mogul expenses research and development (“R&D”) costs and costs associated with advertising and promotion as incurred. R&D expense, including product engineering and validation costs, was $177 million, $179 million and $172 million for 2013, 2012 and 2011, respectively.
Restructuring:   Federal-Mogul's restructuring costs are comprised of two types: employee costs (contractual termination benefits) and facility closure costs. Termination benefits are accounted for in accordance with FASB ASC Topic 712, Compensation - Nonretirement Postemployment Benefits (“FASB ASC 712”), and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Termination benefits are also accounted for in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations (“FASB ASC 420”), for one-time termination benefits and are recorded dependent upon future service requirements. Facility closure and other costs are accounted for in accordance with FASB ASC 420 and are recorded when the liability is incurred.
Energy
Revenue recognition: For our Energy segment, revenues for products sold are recorded upon delivery of the products to customers, which is the point at which title is transferred, the customer has the assumed risk of loss, and when payment has been received or collection is reasonably assumed. Deferred revenue represents customer prepayments under contracts to guarantee a price and supply of nitrogen fertilizer in quantities expected to be delivered in the next 12 months in the normal course of business. Excise and other taxes collected from customers and remitted to governmental authorities are not included in reported revenues.
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
Shipping Costs:   For our Energy segment, pass-through finished goods delivery costs reimbursed by customers are reported in net sales, while an offsetting expense is included in cost of goods sold.
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
Railcar
Revenue recognition: Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Revenues from railcar leasing are recognized on a straight-line basis over the terms of the lease. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with ARI's contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from ARI's plants. ARI does not currently bundle railcar service contracts with new railcar sales. Revenue for fleet management services is recognized as performed.
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
Our Railcar segment records amounts billed to customers for shipping and handling as part of sales and records related costs in cost of goods sold.
Food Packaging
Revenue Recognition: Revenues are recognized at the time products are shipped to the customer, under F.O.B. shipping point or F.O.B. port terms, which is the point at which title is transferred, the customer has the assumed risk of loss, and payment has been received or collection is reasonably assumed. Revenues are net of discounts, rebates and allowances. Viskase records all labor, raw materials, in-bound freight, plant receiving and purchasing, warehousing, handling and distribution costs as a component of costs of goods sold.
Metals
Revenue Recognition:   PSC Metals' primary source of revenue is from the sale of processed ferrous scrap metal, non-ferrous scrap metals, steel pipe and steel plate. PSC Metals also generates revenues from sales of secondary plate and pipe, the brokering of scrap metals and from services performed. All sales are recognized when title passes to the customer. Revenues from services are recognized as the service is performed. Sales adjustments related to price and weight differences are reflected as a reduction of revenues when settled.
Home Fashion
Revenue Recognition:   WPH records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed and determinable and collectability is reasonably assured. Unless otherwise agreed in writing, title and risk of loss pass from WPH to the customer when WPH delivers the merchandise to the designated point of delivery, to the designated point of destination or to the designated carrier, free on board. Provisions

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for certain rebates, sales incentives, product returns and discounts to customers are recorded in the same period the related revenue is recorded.
Sales Incentives:   Customer incentives are provided to major WPH customers. These incentives begin to accrue when a commitment has been made to the customer and are recorded as a reduction to sales.
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
Adoption of New Accounting Standards
In December 2011, the FASB issued ASU No. 2011-11, which amends FASB ASC Topic 210, Balance Sheet. This ASU requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU limits the scope of the original guidance. These ASUs were effective retrospectively for interim and annual periods beginning on or after January 1, 2013. We adopted these additional disclosure requirements effective January 1, 2013 which had minimal impact on our disclosures.
In February 2013, the FASB issued ASU No. 2013-02, which amends FASB ASC Topic 220, Comprehensive Income. This ASU requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2012. We adopted these additional disclosure requirements effective January 1, 2013. See Note 17, "Changes in Accumulated Other Comprehensive Loss," for further details.
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
In March 2013, the FASB issued ASU No. 2013-05, which amends FASB ASC Topic 830, Foreign Currency Matters. This ASU resolves the accounting for certain foreign currency matters with respect to the release of cumulative translation adjustment into net income within a foreign entity under certain circumstances. This ASU is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. This ASU should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted provided that if the entity early adopts this guidance, it applies it as of the beginning of the entity's fiscal year of adoption. The adoption of this ASU will not have a material impact on our consolidated financial position, results of operations or cash flows.
In June 2013, the FASB issued ASU No. 2013-08, which amends FASB ASC Topic 940, Financial Services - Investment Companies. This ASU clarifies the characteristics of an investment company, and provides comprehensive guidance for assessing whether an entity is an investment company. This ASU is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Earlier adoption is prohibited. The adoption of this ASU will not have any impact on our consolidated financial position, results of operations or cash flows.
In July 2013, the FASB issued ASU No. 2013-11, which amends FASB ASC Topic 740, Income Taxes. This ASU requires that unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operation loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain cases. This ASU is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Earlier adoption is permitted. The adoption of this ASU will not have any impact on our consolidated financial position, results of operations or cash flows.
Filing Status of Subsidiaries
Federal-Mogul Corporation (“Federal-Mogul”), CVR, American Railcar Industries, Inc. (“ARI”) and Tropicana Entertainment Inc. (“Tropicana”) are each a public reporting entity under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and file annual, quarterly and current reports and proxy and information statements with the Securities and Exchange Commission ("SEC"). Each of these reports is publicly available at www.sec.gov.

3.	Acquisitions.
New ARL
Prior to October 2, 2013, ARL was a railcar leasing company which was wholly owned and controlled by Mr. Icahn. Earlier in 2013, ARL became a wholly owned subsidiary of IRL which was also wholly owned and controlled by Mr. Icahn. ARL had, for some time, been purchasing railcars from ARI on a non-exclusive basis. In addition, ARL had entered into an agreement to manage a fleet of ARI-produced railcars owned by our subsidiary, AEP Leasing, a subsidiary of American Enterprise Properties Corporation.
 On September 20, 2013, AEP purchased the remainder of the management agreement between AEP Leasing and ARL for approximately $21 million; ARL then distributed $71 million in cash and $171 million in notes receivable (including interest accrued) to IRL.
On October 2, 2013, our subsidiaries, AEP and IEP Energy Holding LLC, entered into a contribution agreement with ARL and IRL pursuant to which AEP contributed approximately $279 million in cash to ARL; on January 1, 2014, AEP contributed the fair market value of its 100% interest in AEP Leasing to New ARL; in exchange, AEP received a 75% membership interest in New ARL. New ARL then incurred additional debt of $381 million in February 2014. Pursuant to the ARL Contribution Agreement, New ARL distributed 381 million to IRL on February 24, 2014. See Note 20, "Subsequent Events - Railcar," for further discussion.
These transactions were reviewed and approved by Icahn Enterprises' audit committee which, was advised by its independent counsel and financial adviser.
New ARL is an entity under common control. Accordingly, the accompanying consolidated financial statements and footnotes include the assets and operations of New ARL for all periods presented. In addition, all earnings and capital transactions prior to our investment in New ARL are allocated to non-controlling interests.

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
Other Acquisitions
In August 2013, Tropicana entered into an agreement to purchase Lumiére Place Casino, HoteLumiére, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumiére") for $260 million in cash, subject to adjustments (the "Lumiére Acquisition"). The transaction is subject to various conditions, including, among others, regulatory approvals from the Missouri Gaming Commission and the U.S. Federal Trade Commission (the “FTC”). FTC approval was received in January 2014. The transaction is expected to close in early 2014, although Tropicana can make no assurances that the conditions will be satisfied or that the sale will be consummated in a timely manner, if at all.

4.	Operating Units.
Investment
Our Investment segment is comprised of various private investment funds, including Icahn Partners L.P. ("Icahn Partners"), Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (collectively, the "Master Funds," and together with Icahn Partners, the "Investment Funds"), through which we invest our proprietary capital. We and certain of Mr. Icahn's wholly owned affiliates are the sole investors in the Investment Funds. Icahn Onshore LP and Icahn Offshore LP (together, the "General Partners") act as the general partner of Icahn Partners and the Master Funds, respectively. The General Partners provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors.
Effective January 1, 2014, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP were merged with and into Icahn Partners. As a result, the Investment Funds now consist solely of Icahn Partners LP and Icahn Partners Master Fund LP. Other than this merger, no other organizational or policy changes were made within our Investment segment.
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
As a result of returning fee-paying capital to its investors on March 31, 2011, each of the Investment Funds no longer met the criteria of an investment company as set forth in FASB ASC Paragraph 946-10-15-2, Financial Services-Investment Companies, and, therefore, the application of FASB ASC Section 946-810-45, Financial Services-Investment Companies-Consolidation, was no longer applicable effective March 31, 2011. This change had no material effect on our consolidated financial statements as the Investment Funds would account for their investments as trading securities pursuant to FASB ASC Topic 320, Investments-Debt and Equity Securities, effective March 31, 2011. For those investments that fall outside the scope of FASB ASC Topic 320, or for those investments in which the Investment Funds would otherwise have been required to account for under the equity method, the Investment Funds apply the fair value option to such investments. See Note 6, "Investments and Related Matters-Investment," for further discussion regarding this reconsideration event and its consolidation impact.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of our interest in the Investment Funds was approximately $3.7 billion and $2.4 billion as of December 31, 2013 and 2012, respectively.
Automotive
We conduct our Automotive segment through our majority ownership in Federal-Mogul. Federal-Mogul is a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and energy, industrial and transport markets, including customers in both the original equipment manufacturers and servicers (“OE”) market and the replacement market (“aftermarket”). Federal-Mogul’s customers include the world’s largest automotive OEs and major distributors and retailers in the independent aftermarket.
Federal-Mogul operates with two end-customer focused business segments. The Powertrain (or “PT”) business unit focuses on original equipment products for automotive, heavy duty and industrial applications. The Vehicle Components Solutions (or “VCS”) business unit sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. This organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and enables the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
Rights Offering
On July 11, 2013, Federal-Mogul received $500 million in connection with its previously announced common stock registered rights offering (the “Federal-Mogul Rights Offering”). In connection with the Federal-Mogul Rights Offering, we fully exercised our subscription rights under our basic and over subscription privileges to purchase additional shares of Federal-Mogul common stock, thereby increasing our ownership of Federal-Mogul, for an aggregate additional investment of $434 million.
As of December 31, 2013, we owned approximately 80.7% of the total outstanding common stock of Federal-Mogul.
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $271 million and $217 million as of December 31, 2013 and 2012, respectively. Of those gross amounts, $258 million and $216 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable; however, as of both December 31, 2013 and 2012, Federal-Mogul had withdrawn all such cash. Proceeds from the transfers of accounts receivable qualifying as sales were approximately $1.5 billion, $1.5 billion and $1.7 billion for the years ended December 31, 2013, 2012 and 2011, respectively.
For the years ended December 31, 2013, 2012 and 2011, expenses associated with transfers of receivables were $7 million, $7 million and $9 million, respectively, and were recorded in the consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $21 million and $19 million at December 31, 2013 and 2012, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of December 31, 2013 and 2012, Federal-Mogul estimated the loss to be immaterial.
Restructuring
During the years ended December 31, 2013, 2012 and 2011, Federal-Mogul recorded $40 million, $26 million and $5 million in restructuring charges, respectively. The total restructuring charges for the year ended December 31, 2013 consists of employee costs and headcount reduction actions associated with the aftermarket and corporate unit.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2012, Federal-Mogul announced a restructuring plan ("Restructuring 2012") to reduce or eliminate capacity at several high-cost VCS facilities and transfer production to lower-cost locations. Restructuring 2012 was completed as of December 31, 2013. In connection with Restructuring 2012, Federal-Mogul incurred restructuring charges totaling $13 million, most of which pertained to employee costs. In connection with Restructuring 2012, Federal-Mogul recorded $2 million in restructuring charges for the year ended December 31, 2013, all of which pertain to facility costs.
In February 2013, Federal-Mogul's Board of Directors approved the evaluation of restructuring opportunities in order to improve operating performance. Federal-Mogul obtained its Board of Directors' approval to commence a restructuring plan ("Restructuring 2013"). Restructuring 2013 is intended to take place between 2013 and 2015 with an expected total cost of $73 million, of which $58 million and $15 million pertains to employee costs and facility costs, respectively. In connection with Restructuring 2013, Federal-Mogul recorded $39 million in charges for the year ended December 31, 2013, substantially all of which pertain to employee costs.
Energy
We conduct our Energy segment through our majority ownership in CVR. We acquired a controlling interest in CVR on May 4, 2012. CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of ammonia and urea ammonium nitrate ("UAN"). As of December 31, 2013, following various equity offerings as discussed below, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 71% of the common units of CVR Refining and 53% of the common units of CVR Partners.
As of December 31, 2013, we owned 82.0% of the total outstanding common stock of CVR. In addition, as of December 31, 2013, as a result of purchasing common units of CVR Refining as discussed below, we directly owned approximately 4.0% of the total outstanding common units of CVR Refining.
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
On May 20, 2013, CVR Refining completed an underwritten public offering of its common units representing limited partner interests, and on June 10, 2013 issued additional common units pursuant to the underwriters' exercise of their overallotment option, resulting in gross proceeds of $406 million before giving effect to underwriting discounts and offering expenses. In addition, we purchased $62 million of common units of CVR Refining in a privately negotiated transaction with CVR. CVR Refining did not receive any of the proceeds from the sale of common units of CVR Refining to us.
On May 28, 2013, Coffeyville Resources, LLC (“CRLLC”), a wholly owned subsidiary of CVR, completed a secondary public offering of common units of CVR Partners. Additionally, the underwriters were granted an option to purchase additional units at the public offering price, which expired unexercised at the end of the option period. The gross proceeds to CRLLC from this secondary offering were $302 million, before giving effect to underwriting discounts and other offering expenses. CVR Partners did not receive any of the proceeds from the sale of common units by CRLLC.
As a result of these equity offerings, our consolidated equity increased by an aggregate of $990 million, of which $902 million was attributable to non-controlling interests and $88 million was attributable to both Icahn Enterprises and Icahn Enterprises Holdings. These offerings are reflected in the caption entitled "Proceeds from subsidiary equity offerings," within the consolidated statement of equity changes.
Petroleum business. CVR Refining's petroleum business includes a 115,000 bpd rated capacity complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpd rated capacity medium capacity crude oil unit refinery in Wynnewood, Oklahoma. The combined production capacity represents approximately 22% of the region's refining capacity. The Coffeyville refinery is situated on approximately 440 acres in southeast Kansas, approximately 100 miles from Cushing,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Oklahoma, a major crude oil trading and storage hub. The Wynnewood refinery is situated on approximately 400 acres located approximately 65 miles south of Oklahoma City, Oklahoma and approximately 130 miles from Cushing, Oklahoma.
In addition to the refineries, CVR's petroleum business owns and operates the following: (1) a crude oil gathering system with a gathering capacity of approximately 55,000 bpd serving Kansas, Oklahoma, Missouri, Nebraska and Texas, (2) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar Energy, LP's ("NuStar") refined products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 350 miles of CVR's owned and leased pipeline) that transports crude oil to its Coffeyville refinery from its Broome Station tank farm and associated crude oil storage tanks with a capacity of 1.2 million barrels, (4) crude oil storage tanks with a capacity of 0.5 million barrels in Wynnewood, Oklahoma, (5) an additional 3.3 million barrels of leased storage capacity located in Cushing, Oklahoma and other locations and (6) 1.0 million barrels of company owned crude oil storage in Cushing, Oklahoma and (7) approximately 4.5 million barrels of combined refinery related storage capacity.
Nitrogen fertilizer business. CVR Partners' nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability.
Planned Major Turnarounds
Wynnewood Refinery
The Wynnewood refinery completed a turnaround maintenance in the fourth quarter of 2012, incurring approximately $102 million of expenses for the period May 5, 2012 through December 31, 2012.
Nitrogen Fertilizer
During the fourth quarter of 2012, the nitrogen fertilizer facilities completed a previously scheduled major turnaround, incurring approximately $5 million of expenses for the period May 5, 2012 through December 31, 2012.
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
Railcar
We conduct our Railcar segment through our majority ownership interests in ARI and New ARL. ARI manufactures railcars, which are offered for sale or lease, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI leases railcars that it manufactures to certain markets. ARI provides railcar services consisting of railcar repair services, engineering and field services and fleet management services. More specifically, such services include maintenance planning, project management, tracking and tracing, regulatory compliance, mileage audit, rolling stock taxes, and online service access.
As of December 31, 2013, we owned approximately 55.6% of the total outstanding common stock of ARI.
As further discussed in Note 3, "Acquisitions - New ARL," pursuant to a contribution agreement dated September 20, 2013 and with a closing date on October 2, 2013, we acquired a controlling interest in New ARL, an entity under common control. New ARL is engaged in the business of leasing railcars to customers with specific requirements whose products

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

require specialized railcars dedicated to transporting, storing, and preserving the integrity of their products. These products are primarily in the energy, food and agriculture, chemical, minerals and petrochemical industries.
On August 17, 2012, AEP Leasing, LLC ("AEP Leasing") was formed for the purpose of leasing railcars. Pursuant to the ARL contribution Agreement, we contributed AEP Leasing, including its fleet of railcars, to New ARL.
Transactions among New ARL, AEP Leasing and ARI have been eliminated in consolidation.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 371,600 square feet of gaming space with 6,941 slot machines, 217 table games and 6,032 hotel rooms with three casino facilities located in Nevada and one in each of Mississippi, Indiana, Louisiana, New Jersey and Aruba.
In addition, as further discussed in Note 3, "Acquisitions - Other Acquisitions," Tropicana is expected to close on the Lumiére Acquisition early in 2014.
As of December 31, 2013, we owned approximately 67.9% of the total outstanding common stock of Tropicana.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates nine manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia and derives approximately 70% of its total net sales from customers located outside the United States.
During 2013, we acquired additional shares of Viskase common stock. As of December 31, 2013, we owned approximately 73.5% of the total outstanding common stock of Viskase.
Real Estate
Our Real Estate segment consists of rental real estate, property development and resort activities.
As of December 31, 2013, we owned 29 commercial rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida include land for future residential development of approximately 271 and 1325 units of residential housing, respectively. Both developments operate golf and resort operations as well. In addition, our Real Estate segment owns an unfinished development property and a partially developed casino, located on approximately 23 acres in Las Vegas, Nevada.
As of December 31, 2013 and 2012, $56 million and $73 million, respectively, of the net investment in financing leases and net real estate leased to others which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
Home Fashion
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint Home LLC (“WPH”), a manufacturer and distributor of home fashion consumer products. WPH is engaged in the business of designing, marketing, manufacturing, sourcing, distributing and selling home fashion consumer products. WPH markets a broad range of manufactured and sourced bed, bath, basic bedding, and other textile products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, featherbeds, bath and beach towels, bath accessories, bed skirts, bed pillows, flocked blankets, woven blankets and throws, and mattress pads. WPH recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPH receives a small portion of its revenues through the licensing of its trademarks.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Anticipated Future Receipts
The following is a summary of the consolidated anticipated future receipts of the minimum lease payments receivable under the financing and operating method on a consolidated basis at December 31, 2013:

Year	Amount
(in millions)
2014	$434
2015	353
2016	311
2017	264
2018	189
Thereafter	216
$1,767

5.	Related Party Transactions.
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
Investment
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. During 2013, an affiliate of Mr. Icahn invested $45 million in the Investment Funds. As further discussed in Note 8, "Financial Instruments - Investment Segment and Holding Company," the Investment Funds are parties to swap agreements with respect to shares of the S&P 500 ETF Trust (“SPDR”). On August 19, 2013, certain of the Investment Funds assigned an aggregate 7.7 million SPDR shares to Koala Holdings LP and its subsidiary (collectively, "Koala"), an affiliate of Mr. Icahn's. In addition, certain of the Investment Funds distributed $185 million to Koala. As of December 31, 2013 and 2012, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $4.7 billion and $3.5 billion, respectively, representing approximately 56% and 60%, respectively, of the Investment Funds' asset under management.
Icahn Capital pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent); Icahn Capital shall be allocated pro rata for such expenses in accordance with each investor's capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally when such expenses are paid. For the years ended December 31, 2013, 2012, and 2011, $113 million, $23 million and $21 million respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
Co-Manager Agreement
As previously disclosed, on October 22, 2013, Icahn Enterprises and Icahn Capital, a wholly owned indirect subsidiary of Icahn Enterprises, entered into an amendment (the “Co-Manager Amendment”) to the Amended and Restated Co-Manager Agreement made as of August 1, 2012 by and between Icahn Enterprises, Icahn Capital and each of David Schechter and Brett Icahn (the “Co-Manager Agreement”). As previously disclosed, under the Co-Manager Agreement each of Brett Icahn, the son of Carl C. Icahn, and David Schechter serves as a co-portfolio manager (together, the “Co-Managers”) of a designated portfolio of assets (referred to as the "New Sargon Portfolio") within the various private investment funds comprising Icahn Enterprises’ Investment segment, subject to the supervision and control of Icahn Capital and Carl Icahn. Icahn Capital owns the general partners of Icahn Partners, Icahn Partners Master Fund I, Icahn Partners Master Fund II and Icahn Partners Master Fund III.
The Co-Manager Amendment modifies certain provisions of the Co-Manager Agreement solely as they relate to the shares of common stock of Netflix, Inc., a Delaware corporation, held within the New Sargon Portfolio (the “Designated

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares”). Pursuant to the Co-Manager Amendment, up to 85% of the Designated Shares may be sold by Icahn Enterprises and Icahn Capital without the consent of the Co-Managers. Following the sale of any of the Designated Shares without the consent of the Co-Managers, Icahn Enterprises and Icahn Capital must make available to the New Sargon Portfolio an amount in cash or cash equivalents equal to the proceeds received from such sale. Further, pursuant to the Amendment, the shares sold without consent of the Co-Managers will be deemed to remain in the New Sargon Portfolio on a notional basis for the purposes of calculating the market value of the New Sargon Portfolio in connection with the determination of gain in the New Sargon Portfolio.
Automotive
As described in Note 11, "Debt - Automotive," on December 6, 2013, Federal-Mogul entered into a backstop commitment letter ("Backstop Commitment") with High River Limited Partnership ("High River"), an affiliate of Mr. Icahn, in favor of Federal-Mogul with respect to its existing Tranche B term loan. The Backstop Commitment provides that if Federal-Mogul is unable to refinance its Tranche B term loan on or prior to September 27, 2014, High River or an affiliate thereof with at least the same net worth will provide loan financing of up to $1.6 billion to Federal-Mogul and its subsidiaries on arms-length terms to provide the funding necessary to repay the Tranche B term loan. The High River loan will be subject to negotiation and execution of definitive documentation to be approved by the independent directors of Federal-Mogul.
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
Railcar
New ARL
As further described in Note 3, "Acquisitions - New ARL," On September 20, 2013, American Entertainment Properties Corporation, a wholly owned subsidiary of ours, and the parent company of AEP, entered into a transaction with ARL, a company wholly owned and controlled by Carl C. Icahn. Pursuant to the ARL Contribution Agreement, in consideration for the contribution of our 100% ownership interest in AEP Leasing to ARL, we received a 75% membership interest in New ARL.
ARL had a secured promissory note (the "Icahn Note") dated October 28, 2004 from Mr. Icahn for $165 million, bearing interest of prime plus 1.75%. Pursuant to the ARL Contribution Agreement, the Icahn Note (with a balance of $171 million, including accrued interest) was distributed to IRL in October 2013. For the year ended December 31, 2013, ARL received interest income of $6 million and for the each of the years ended December 31, 2012 and 2011, ARL received interest income of $8 million.
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
ARI's revenues under this agreement were $12 million for the year ended December 31, 2013 and were recorded for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF.
In April 2013, AEP Leasing entered into an agreement ("ACF Agreement") with ACF whereby AEP Leasing will purchase 1,050 railcars from ACF in 2013 and 2014 for an aggregate purchase price of approximately $150 million. Additionally, AEP Leasing has an option that can be exercised any time prior to September 1, 2014 to purchase an additional 500 railcars for an aggregate purchase price of approximately $70 million. The ACF Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors, who were advised by independent counsel and an independent financial advisor on the basis that the terms were not less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Under this agreement, purchases of railcars by AEP Leasing from ACF were $57 million for the year ended December 31, 2013.
Insight Portfolio Group LLC (formerly known as Icahn Sourcing, LLC)
Icahn Sourcing, LLC ("Icahn Sourcing") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises was a member of the buying group in 2012. Prior to December 31, 2012 Icahn Enterprises did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement.
In December 2012, Icahn Sourcing advised Icahn Enterprises that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, Tropicana, ARI, New ARL, Viskase, PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses in 2013.

6.	Investments and Related Matters.
Investment
Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. See Note 7, "Fair Value Measurements-Investment," for details of the investments for our Investment segment.
As further discussed in Note 4, "Operating Units-Investment," as a result of returning fee-paying capital to its investors on March 31, 2011, each of the Investment Funds no longer met the criteria of an investment company as set forth in FASB ASC Paragraph 946-10-15-2, Financial Services-Investment Companies, and, therefore, the application of FASB ASC Section 946-810-45 was no longer applicable effective March 31, 2011. This change had no material effect on our consolidated financial statements.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our Investment segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of December 31, 2013 and 2012, the fair value of these investments was less than $1 million and $314 million, respectively. During the years ended December 31, 2013, 2012 and 2011, our Investment segment recorded gains of $140 million, $310 million and $49 million, respectively, associated with these investments. Such amounts are included in net gain from investment activities in our consolidated statements of operations. Included in these investment gains and losses is the Investment Funds' gains and losses in The Hain Celestial Group, Inc. (“Hain”) and Metro-Golden-Mayer Inc. ("MGM"). As of December 31, 2013, the Investment Funds no longer held any shares of Hain or MGM. The General Partners have applied the fair value option to their previously held investments in Hain and MGM.
We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements.
Investments in Variable Interest Entities
As discussed in Note 4, "Operating Units-Investment," on March 7, 2011, the Investment Funds determined to return fee-paying capital to its investors. We evaluated the impact of this reconsideration event (referred to as the "2011 Reconsideration Event") with respect to the VIE and primary beneficiary status of each of the Investment Funds and the Offshore Funds. We determined that the 2011 Reconsideration Event impacted Master Fund II, Master Fund III and Icahn Fund Ltd. Prior to the 2011 Reconsideration Event, Master Fund II, Master Fund III and Icahn Fund Ltd. were each considered VIEs for which we were determined to be their primary beneficiary and therefore we consolidated them. As a result of the 2011 Reconsideration Event, Master Fund II and Master Fund III are no longer considered VIEs. However, the VIE status change in Master Fund II and Master Fund III did not impact their consolidation status. Because we control Master Fund II and Master Fund III through our general partner interests, we continue to consolidate Master Fund II and Master Fund III. There are no substantive kick-out or participating rights in either Master Fund II or Master Fund III. (As described in Note 3, "Operating Units-Investment," effective January 1, 2014, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP were merged with and into Icahn Partners.) In addition, previously Icahn Fund Ltd. was considered a VIE and we consolidated it because the Offshore GP was its primary beneficiary. As a result of the 2011 Reconsideration Event, we determined that, although Icahn Fund Ltd. is still considered a VIE, the Offshore GP is no longer the primary beneficiary. We deconsolidated Icahn Fund Ltd. as of March 31, 2011, the result of which decreased consolidated total liabilities by $146 million and increased equity attributable to non-controlling interests by the same amount.
Other Segments
The carrying value of investments held by our Automotive, Energy, Railcar, Gaming, Home Fashion segments and the Holding Company consist of the following:

	December 31,
	2013	2012
	(in millions)
Equity method investments	$284	$299
Other investments	151	108
	$435	$407
The Holding Company applies the fair value option to its investments that would otherwise be subject to the equity method of accounting. We record unrealized gains and losses for the change in fair value of such investments as a component of net gain from investment activities in the consolidated statements of operations.

7.	Fair Value Measurements.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment
The following table summarizes the valuation of the Investment Funds' investments and derivative contracts by the above fair value hierarchy levels as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$—	$—	$—	$—	$144	$9	$—	$153
Communications	820	—	—	820	560	16	—	576
Consumer, non-cyclical	3,344	178	—	3,522	1,340	—	—	1,340
Consumer, cyclical	414	—	—	414	261	—	—	261
Diversified	29	—	—	29	—	—	—	—
Energy	3,050	—	—	3,050	1,052	55	—	1,107
Financial	300	—	—	300	244	—	—	244
Funds	—	6	—	6	—	308	—	308
Technology	3,173	—	—	3,173	325	—	—	325
Utilities	—	—	—	—	208	—	—	208
	11,130	184	—	11,314	4,134	388	—	4,522
Corporate debt:
Consumer, cyclical	—	—	287	287	—	—	288	288
Financial	—	11	—	11	—	50	—	50
Sovereign debt	—	5	—	5	—	5	—	5
Utilities	—	29	—	29	—	31	—	31
	—	45	287	332	—	86	288	374
Mortgage-backed securities:
Financial	—	180	—	180	—	188	—	188
	$11,130	$409	$287	$11,826	$4,134	$662	$288	$5,084
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$44	$—	$—	$44	$—	$—	$—	$—
Consumer, cyclical	787	—	—	787	473	—	—	473
Financial	45	—	—	45	—	—	—	—
Funds	—	8	—	8	—	60	—	60
	876	8	—	884	473	60	—	533
Derivative contracts, at fair value(1)	—	639	—	639	—	84	—	84
	$876	$647	$—	$1,523	$473	$144	$—	$617

(1)	Included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in investments measured at fair value for which our Investment segment has used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2013	2012
	(in millions)
Balance at January 1	$288	$289
Gross realized and unrealized gains	4	4
Gross proceeds	(5)	(5)
Balance at December 31	$287	$288
Unrealized gains of $4 million are included in earnings related to Level 3 investments still held at December 31, 2013 by our Investment segment. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain from investment activities in our consolidated statements of operations.
The Investment Funds owned one Level 3 corporate debt investment at December 31, 2013.  Fair value was determined through yield analysis of comparable loans to which we applied a risk premium that we determined to be appropriate, which resulted in a lower valuation for our Level 3 investment.  Increasing the risk premium by 1% would result in a 2% decrease in the fair value of the loan. Decreasing the risk premium by 1% would have no effect on the fair value of the loan.
Other Segments and Holding Company
The following table summarizes the valuation of our Automotive and Energy segments and our Holding Company investments and derivative contracts by the above fair value hierarchy levels as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Marketable equity and debt securities	$1	$—	$—	$1	$1	$—	$—	$1
Trading securities	—	—	116	116	—	—	60	60
Derivative contracts, at fair value(1)	—	1	—	1	—	1	21	22
	$1	$1	$116	$118	$1	$1	$81	$83
Liabilities
Other liabilities	$—	$16	$—	$16	$—	$1	$—	$1
Derivative contracts, at fair value(2)	—	35	—	35	—	89	—	89
	$—	$51	$—	$51	$—	$90	$—	$90

(1)	Amounts are classified within other assets in our consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

The changes in trading securities measured at fair value for which our Holding Company have used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2013	2012
	(in millions)
Balance at January 1	$81	$—
Purchases	67	—
Transfer in	—	81
Gross realized and unrealized losses	(32)	—
Balance at December 31	$116	$81

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A certain security and a related derivative held by the Holding Company was transferred from Level 2 to Level 3 during the fourth quarter of 2012 because there was lack of observable market data due to a decrease in market activity for this security. This security was valued based on trading EBITDA multiples and enterprise value to resource ratios of market comparables.
Unrealized losses of $32 million are included in earnings related to Level 3 investments still held at December 31, 2013 by our Holding Company. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain (loss) from investment activities in our consolidated statements of operations.
Assets measured at fair value on a nonrecurring basis during the years ended December 31, 2013 and 2012 are set forth in the table below:

	December 31, 2013		December 31, 2012
	Level 3	Recognized	Level 3	Recognized
Category	Asset	Loss	Asset	Loss
	(in millions)
Property, plant and equipment	$74	$16	$109	$59
Intangible assets	—	—	232	52
Goodwill	—	—	—	14
Other assets	—	—	—	4
We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize and through the use of valuation specialists. The fair values of intangible assets, primarily related to certain trademarks and brand names, are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Refer to Note 9, "Goodwill and Intangible Assets, Net," for further discussion relating to our Metals segment's goodwill impairment analysis.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our Automotive segment's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Plans:
Cash	$33	$—	$—	$33	$34	$—	$—	$34
Investments with registered investment companies:
Equity securities	347	—	—	347	257	—	—	257
Fixed income securities	135	—	—	135	143	—	—	143
Real estate and other	23	—	—	23	4	—	—	4
Equity securities	242	—	—	242	217	—	—	217
Fixed income collective trust	—	—	—	—	—	45	—	45
Debt securities:
Corporate and other	—	22	—	22	—	37	—	37
Government	14	8	—	22	—	27	—	27
Hedge funds	—	—	85	85	—	—	14	14
	$794	$30	$85	$909	$655	$109	$14	$778
Non-U.S. Plans:
Insurance contracts	$—	$—	$44	$44	$—	$—	$42	$42
Investments with registered investment companies:
Fixed income securities	7	—	—	7	10	—	—	10
Equity securities	2	—	—	2	1	—	—	1
Corporate bonds	—	2	—	2	—	2	—	2
	$9	$2	$44	$55	$11	$2	$42	$55

The changes in U.S. and Non-U.S. plan assets measured at fair value for which our Automotive segment has used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2013	2012
	(in millions)
U.S. Plans:
Hedge funds:
Balance at January 1	$14	$—
Realized/unrealized gains (losses), net	11	2
Purchases and settlements, net	83	12
Sales, net	$(23)	$—
Balance at December 31	$85	$14

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2013	2012
	(in millions)
Non-U.S. Plans:
Insurance contracts:
Balance at January 1	$42	$35
Realized/unrealized gains (losses), net	1	1
Purchases and settlements, net	6	7
Sales, net	(6)	(2)
Foreign currency exchange rate movements	1	1
Balance at December 31	$44	$42
U.S. Plans
As of December 31, 2013, plan assets were comprised of 65% equity investments, 20% fixed income investments, and 15% in other investments which include hedge funds. Approximately 74% of the U.S. plan assets were invested in actively managed investment funds. Federal-Mogul's investment strategy includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds.
Investments with registered investment companies, common and preferred stocks, and government debt securities are valued at the closing price reported on the active market on which the funds are traded. Corporate debt securities are valued by third-party pricing sources. Hedge funds and collective trusts are valued at net asset value per share.
Non-U.S. Plans
The insurance contracts guarantee a minimum rate of return. Federal-Mogul has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.
The following table presents our Food Packaging and Railcar segment's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. and Non-U.S. Plans:
Asset category:
Cash equivalents	$4	$1	$—	$5	$7	$—	$—	$7
Equity securities	61	15	—	76	23	29	—	52
Fixed income securities	21	6	—	27	14	15	—	29
Other	3	1	21	25	—	1	30	31
	$89	$23	$21	$133	$44	$45	$30	$119

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in U.S. and Non-U.S. plan assets measured at fair value for which our Food Packaging and Railcar segments have used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2013	2012
	(in millions)
U.S. and Non-U.S. Plans:
Balance at January 1	$30	$27
Realized/unrealized gains (losses), net	3	3
Purchases and settlements, net	(12)	—
Balance at December 31	$21	$30

8.	Financial Instruments.
Certain derivative contracts with a single counterparty executed by the Investment Funds, by our Automotive segment with a single counterparty or by our Energy segment with a single counterparty, or by our Holding Company with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts, are reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported in either other assets or accrued expenses and other liabilities in our consolidated balance sheets.
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
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At December 31, 2013, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $8.0 billion.   At December 31, 2012, the maximum payout amounts relating to certain put options written by the Investment Funds approximated $7.9 billion, of which approximately $6.8 billion related to covered put options on existing short positions on a certain stock index. As of December 31, 2013 and 2012, there were unrealized gains of $131 million and $180 million, respectively.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2013 and 2012 was $639 million and $84 million, respectively.
At December 31, 2013 and 2012, the Investment Funds had $255 million and $148 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our consolidated balance sheets.
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
Automotive
Interest Rate Risk
During 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of December 31, 2013, all of these five-year interest rate swap agreements had expired. As of December 31, 2012, unrealized net losses of $10 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges.
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
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $51 million and $45 million at December 31, 2013 and 2012, respectively, substantially all of which mature within one year in each of the respective periods and substantially all were designated as hedging instruments for accounting purposes. Unrealized net losses of $1 million and gains of $1 million were recorded in accumulated other comprehensive loss as of December 31, 2013 and 2012, respectively.
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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Federal-Mogul had notional values of $12 million and $160 million of foreign currency hedge contracts outstanding at December 31, 2013 and 2012, respectively, of which $12 million and $11 million, respectively, were designated as cash flow hedging instruments for accounting purposes. Unrealized net losses of $1 million and gains of less than $1 million were recorded in accumulated other comprehensive loss as of December 31, 2013 and 2012, respectively, for the contracts designated as hedging instruments. The remaining outstanding contracts as of December 31, 2012 with combined notional value of approximately $149 million were entered into by Federal-Mogul in order to offset fluctuations in consolidated earnings caused by changes in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

currency rates used to translate earnings at foreign subsidiaries into U.S. dollars. These contracts are not designated as hedging instruments for accounting purposes and are marked to market through the income statement. Foreign currency exchange losses of $1 million and $10 million related to these contracts were recorded in other income (loss), net for the years ended December 31, 2013 and 2012, respectively.
Concentrations of Credit Risk
Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of Federal-Mogul's direct sales during the years ended December 31, 2013. During 2012, Federal-Mogul granted terms extension with certain customers in the North American aftermarket. As a result, Federal-Mogul had one VCS customer that accounted for 14% of its net accounts receivable balance as of December 31, 2013. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
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
CVR maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the consolidated balance sheets. The maintenance margin balance is included within other assets within consolidated balance sheets. Depending upon the position of the open commodity derivatives as of the reporting date, the amounts are classified either as an asset or liability within the consolidated balance sheets. From time to time, CVR may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of December 31, 2013 was a net gain of less than $1 million which is included in accrued expenses and other liabilities. For the year ended December 31, 2013 and for the period May 5, 2012 through December 31, 2012, CVR recognized a net loss of $3 million and $4 million, respectively, and is included in other income (loss), net in the consolidated statement of operations.
Commodity Swap
In September 2011, CVR Refining entered into several commodity swap contracts with effective periods beginning in January 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheets with changes in fair value currently recognized in the consolidated statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. As of both December 31, 2013 and 2012, CVR had open commodity hedging instruments consisting of 23.3 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at December 31, 2013 and 2012, was a net liability of $16 million and $67 million, respectively. For the year ended December 31, 2013, CVR recognized a net gain of $60 million which is recorded in other income (loss), net in the consolidated statements of operations. For the period May 5, 2012 through December 31, 2012, CVR recognized a net loss of $176 million.
Interest Rate Swap
On June 30 and July 1, 2011, Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $63 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR as governed by the CRNF credit agreement. At December 31, 2013, the effective rate was approximately 4.56%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense in the consolidated statement of operations. The realized loss on the interest rate swap reclassified from accumulated other comprehensive income ("AOCI") into interest expense was $1 million and $1 million for the year ended December 31, 2013 and the period May 5, 2012 through December 31, 2012, respectively.
Consolidated Derivative Information
The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Not Designated as Hedging Instruments	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)
Equity contracts	$—	$21	$654	$35
Foreign exchange contracts	1	—	—	59
Commodity contracts	17	8	33	74
Sub-total	18	29	687	168
Netting across contract types(3)	(17)	(7)	(17)	(7)
Total(3)	$1	$22	$670	$161

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

(3)	Excludes netting of cash collateral received and posted. The total collateral posted at December 31, 2013 and 2012 was $255 million and $148 million, respectively, across all counterparties.

The following table presents the effects of our derivative instruments not designated as hedging instruments on the statements of operations for the years ended December 31, 2013, 2012 and 2011:

	Gain (Loss) Recognized in Income(1)
	Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	2013	2012	2011
	(in millions)
Equity contracts	$(2,167)	$(1,082)	$(39)
Foreign exchange contracts	(80)	(78)	7
Credit contracts	—	1	18
Futures index spread	—	—	20
Commodity contracts	64	(180)	—
	$(2,183)	$(1,339)	$6

(1)
Gains (losses) recognized on derivatives are classified in net gain from investment activities in our consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013, the volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Equity swaps	$1	$10,508
Foreign currency forwards	12	1,676
Interest rate swap contracts	—	63
Commodity contracts	60	669
The following table presents the fair values of our derivative instruments that are designated as cash flow hedging instruments:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Designated as Cash Flow Hedging Instruments	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(in millions)
Interest rate swap contracts	$—	$—	$2	$13
Commodity contracts	1	2	2	1
Foreign currency contracts	—	—	1	—
Sub-total	1	2	5	14
Netting across contract types	(1)	(2)	(1)	(2)
Total	$—	$—	$4	$12

(1)	Located within other assets in our consolidated balance sheets.

(2)	Located within accrued expenses and other liabilities in our consolidated balance sheets.

The following tables present the effect of our derivative instruments that are designated as cash flow hedging instruments on our consolidated financial statements for the years ended December 31, 2013, 2012 and 2011:

Year Ended December 31, 2013
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$1	$(9)	Interest expense	$—
Commodity contracts	(7)	(5)	Cost of goods sold	—
Foreign currency contracts	(1)	—	Cost of goods sold	—
	$(7)	$(14)		$—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2012
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(4)	$(38)	Interest expense	$—
Commodity contracts	7	(10)	Cost of goods sold	—
Foreign currency contracts	(2)	1		—
	$1	$(47)		$—

Year Ended December 31, 2011
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(13)	$(39)	Interest expense	$—
Commodity contracts	(22)	5	Cost of goods sold	(1)	Other income, net
Foreign currency contracts	3	—	Cost of goods sold	—
	$(32)	$(34)		$(1)

9.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	December 31, 2013
	Automotive	Energy	Metals	Railcar	Food Packaging	Consolidated
	(in millions)
Gross carrying amount, January 1	$1,368	$930	$14	$7	$3	$2,322
Purchase accounting adjustment	8	—	—	—	—	8
Divestitures	(16)	—	—	—	—	(16)
Gross carrying amount, December 31	1,360	930	14	7	3	2,314

Accumulated impairment, January 1	(226)	—	(14)	—	—	(240)
Impairment	—	—	—	—	—	—
Accumulated impairment, December 31	(226)	—	(14)	—	—	(240)

Net carrying value, December 31	$1,134	$930	$—	$7	$3	$2,074

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
	Automotive	Energy	Metals	Railcar	Food Packaging	Consolidated
	(in millions)
Gross carrying amount, January 1	$1,323	$—	$20	$7	$3	$1,353
Acquisitions	—	930	—	—	—	930
Adjustment to step-up value	44	—	(6)	—	—	38
Foreign exchange	1	—	—	—	—	1
Gross carrying amount, December 31	1,368	930	14	7	3	2,322

Accumulated impairment, January 1	(226)	—	—	—	—	(226)
Impairment	—	—	(14)	—	—	(14)
Accumulated impairment, December 31	(226)	—	(14)	—	—	(240)

Net carrying value, December 31	$1,142	$930	$—	$7	$3	$2,082
Intangible assets, net consists of the following:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$914	$(291)	$623	$921	$(238)	$683
Developed technology	120	(67)	53	121	(57)	64
In-place leases	121	(53)	68	121	(43)	78
Gasification technology license	60	(4)	56	60	(2)	58
Other	47	(18)	29	47	(15)	32
	$1,262	$(433)	829	$1,270	$(355)	915
Indefinite-lived intangible assets:
Trademarks and brand names			255			262
Gaming licenses			29			29
			284			291
Intangible assets, net			$1,113			$1,206
We recorded amortization expense associated with definite-lived intangible assets for the years ended December 31, 2013, 2012 and 2011 of $81 million, $77 million and $65 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization expense for our definite-lived intangible assets is as follows:

Year	Amount
(in millions)
2014	$80
2015	80
2016	77
2017	77
2018	69
Thereafter	446
$829
Automotive
During the year ended December 31, 2013, we increased our Automotive segment's goodwill by $8 million and decreased definite-lived intangible assets by $3 million to adjust for the purchase price allocation relating to its spark plug business acquisition from BorgWarner, Inc. in June 2012. Additionally, in connection with the various dispositions of our Automotive segment's businesses as discussed in Note 18, "Other Income (Loss), Net,", we decreased goodwill by $16 million, In addition, in connection with these dispositions, we also decreased definite-lived intangible assets by $2 million and trademarks and brand names by $6 million.
During the year ended December 31, 2012, our Automotive segment increased goodwill and decreased property, plant and equipment by $8 million to correct for property, plant and equipment that were improperly valued in our initial purchase accounting. In addition, during the year ended December 31, 2012, our Automotive segment increased goodwill by $36 million related to our initial purchase accounting related to a liability associated with alleged defective products. This error resulted from the fact that our Automotive segment has not been properly accounting for alleged defective products as it had been recording an expense when a claim was made by the customer as opposed to at point of sale. Our Automotive segment performed an analysis and determined that it needed to increase to its alleged defective products liability by $37 million as of December 31, 2012. Our Automotive segment analyzed the impact of this error on our goodwill impairment analysis for the years ended December 2008 through 2012 and determined that this error did not impact the results of goodwill impairment for any of these years.
Our Automotive segment's reporting unit fair values are based upon consideration of various valuation methodologies, one of which is projecting future cash flows discounted at rates commensurate with the risks involved (“Discounted Cash Flow” or “DCF”). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.
All of our Automotive reporting units with goodwill passed "Step 1" of our October 1, 2013 goodwill impairment analysis.  Powertrain ("PT") and Vehicle Component Solutions ("VCS"), representing our Automotive segment reporting units, had fair values in excess of carrying values of approximately 99% and 26%, respectively. Based on the results of our "Step 1" goodwill impairment analysis for our Automotive segment, we concluded that no impairment existed and therefore "Step 2" of the goodwill impairment analysis was not necessary.  As of December 31, 2013, our PT and VCS reporting units had goodwill of $499 million and $635 million, respectively.
Intangible Assets
Based upon certain impairment indicators related to our Automotive segment's friction business during the second quarter of 2012, including lower than expected profits and cash flows due to continued lower aftermarket volumes, further product mix shifts and pressure on margins, our Automotive segment performed a trademarks and brand names impairment analysis in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordance with the subsequent measurement provisions of FASB ASC Topic 350. In addition, in conjunction with our goodwill impairment test that was precipitated by the reorganization as of September 1, 2012, we also performed a trademarks and brand names impairment analysis in accordance with FASB ASC 350, Intangibles-Goodwill and other, as of September 1, 2012. Our impairment analyses compare the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Based upon these analyses, our Automotive segment recognized an aggregate impairment charge of $46 million impairment for the year ended December 31, 2012.
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
As a result of finalizing the purchase price allocation during the second quarter of 2013, we increased the allocation of goodwill for our petroleum reporting unit by $102 million and decreased the allocation of goodwill related to our fertilizer reporting unit by $102 million. These changes are reflected in the balance of goodwill allocated to each of our Energy reporting units as discussed above. In addition, we decreased the equity attributable to non-controlling interests by $25 million and increased equity attributable to us by $25 million, which is included in other in our consolidated statement of changes in equity.
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
  The fair value of the customer relationships acquired of $340 million was valued using the multi-period excess earnings method ("MPEEM"), a form of the income approach.  The MPEEM valuation methodology seeks to isolate the cash-flow stream attributable to a specific intangible asset being valued from the asset grouping's overall cash-flow stream.  Under the MPEEM, a capital charge (i.e., an economic rental charge) against the total cash-flow stream is made for the use of the contributory assets that contribute to the cash flow generating ability of the specific intangible asset under analysis, which leaves an excess-earnings (or residual) stream applicable to the intangible asset being valued.  Significant assumptions utilized in the MPEEM method included an assumed long-term revenue growth rate of 3%, an annual attrition rate of 5.0%, and a discount rate of 10.5%.  The attrition rate applied in the MPEEM is the product of an analysis of five years of sales data by customer (from 2007 to 2011, which was chosen as an appropriate historical period to analyze given the reliability of the underlying sales by customer data and the fact that it demonstrated attrition in both positive and negative economic cycles), where the revenue-based attrition rate ranged from approximately 5% to 7.5%. The selection of 5% was based on the observed attrition rate in 2011, which was deemed to be more representative of future attrition than that observed during the financial crisis (i.e., 7.7% in 2009). The discount rate is based on our Energy segment's fertilizer business unit's required rate of return on equity, which represents a risk premium of 1.5% above the estimated overall weighted cost of capital for the fertilizer reporting unit to reflect the inherent risks and uncertainties of customer relationships.  Our Energy segment's fertilizer business unit relies on recurring relationships with significant customers to generate a material portion of its total revenues and expects existing customers to generate significant growth in the future.  Our Energy segment's top ten customers accounted for approximately 60% of revenues in 2011, and in every year each customer, but for one, generated revenue from 2007 to 2011. Our Energy

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

segment's management believes these customers to be recurring relationships.  Based on our analysis of the nature and extent of the customer relationships that our Energy segment's fertilizer business has had with its significant customers, including observed historical attrition and the historical length of such relationships, which for the top ten customers dates back to when the fertilizer business was formed in its current capacity in 2004, we estimated that the customer base would reasonably continue to produce cash flows for a period of 20 years.
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
Annual goodwill impairment analysis
We perform our annual goodwill impairment analysis as of April 30 of each year for our Energy segment, or more frequently if impairment indicators exist. The first step of the impairment analysis involves comparing the fair values of these assets to the respective carrying values to determine the potential for goodwill impairment. The second step of the impairment test, if necessary, involves quantifying the level of goodwill impairment.  These fair values are based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates of return commensurate with the risks involved and pricing multiples of current and future earnings observed for comparable public companies.
All of our Energy reporting units with goodwill passed "Step 1" of our April 30, 2013 goodwill impairment analysis.  Petroleum and Fertilizer, representing our Energy segment reporting units, had fair values in excess of carrying values of 37% and 18%, respectively. Based on the results of our "Step 1" goodwill impairment analysis for our Energy segment, we concluded that no impairment existed and therefore "Step 2" of the goodwill impairment analysis was not necessary.  As of December 31, 2013, our Petroleum and Fertilizer reporting units had goodwill of $574 million and $356 million, respectively.
Metals
During the year ended December 31, 2012, our Metals segment reduced its goodwill by $6 million, which related to certain acquisitions made during 2011 and consisted of a $11 million increase in tangible and identifiable intangible assets due to finalization of purchase price allocations, offset by additional purchase price payments of $4 million and an increase in the environmental liability at acquisition of $1 million. Our Metals segment performed its annual impairment review of indefinite-lived intangible assets in the fourth quarter of 2012. Because of the downturn in the scrap metals industry in 2012, along with continued challenging market conditions in the metals industry, our Metals segment determined that all of its goodwill and trade name intangible assets were impaired. As a result, our Metals segment recorded an impairment charge of $18 million in 2012.
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
Gaming
During 2012 our Gaming segment corrected $5 million related to its stepped-up value of certain definite-lived intangibles that were overstated in its initial purchase accounting. In addition, during 2012, our Gaming segment recognized an impairment charge of $2 million related to certain intangible assets (favorable lease arrangements) related to certain original tenant leases being terminated early.

10.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

		December 31,
	Useful Life	2013	2012
	(in years)	(in millions)
Land		$465	$465
Buildings and improvements	4 - 40	2,107	2,065
Machinery, equipment and furniture	1 - 30	5,068	4,527
Assets leased to others	15 - 39	3,017	2,634
Construction in progress		632	649
		11,289	10,340
Less: Accumulated depreciation and amortization		(3,212)	(2,679)
Property, plant and equipment, net		$8,077	$7,661
Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2013, 2012 and 2011 was $622 million, $529 million and $404 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Debt.
Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)		(in millions)
6% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	$493	$—	$493	$—
8% senior unsecured notes due 2018 - Icahn Enterprises/Icahn Enterprises Holdings	2,473	2,476	2,470	2,471
7.75% senior unsecured notes due 2016 - Icahn Enterprises/Icahn Enterprises Holdings	1,050	1,050	1,047	1,047
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises/Icahn Enterprises Holdings	—	556	—	556
Debt facilities - Automotive	2,494	2,738	2,494	2,738
Debt facilities - Energy	500	749	500	749
Credit facilities - Energy	125	125	125	125
Debt and credit facilities - Railcar	1,448	1,600	1,448	1,600
Credit facilities - Gaming	298	171	298	171
Senior secured notes and revolving credit facility - Food Packaging	215	214	215	214
Mortgages payable - Real Estate	49	70	49	70
Other	150	124	150	124
	$9,295	$9,873	$9,289	$9,865
Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings
6% Senior Unsecured Notes Due 2020
On August 1, 2013, we and Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”) (collectively, the “Issuers”), issued $500 million aggregate principal amount of 6% Senior Notes due 2020 (the “2020 Notes”) pursuant to the purchase agreement, dated July 29, 2013, by and among the Issuers, Icahn Enterprises Holdings, as guarantor (the “Guarantor”), and Jefferies & Company, Inc., as initial purchaser. The gross proceeds from the sale of the Initial Notes were $493 million. Interest on the 2020 Notes is payable on February 1 and August 1 of each year, commencing February 1, 2014.
The 2020 Notes were issued under and are governed by an indenture, dated August 1, 2013 (the “2020 Indenture”), among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The 2020 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after February 1, 2017, the Issuers may redeem all of the 2020 Notes at a price equal to 104.5% of the principal amount of the 2020 Notes, plus accrued and unpaid interest, with such option redemption prices decreasing to 103.0% on and after August 1, 2017, 101.5% on or after August 1, 2018 and 100% on and after August 1, 2019. Before August 1, 2016, the Issuers may redeem up to 35% of the aggregate principal amount of 2020 Notes with the net proceeds of certain equity offerings at a price equal to 106.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2020 Notes, as the case may be, originally issued remains outstanding immediately after such redemption. In addition, the 2020 Notes are redeemable prior to February 1, 2017 by paying a “make whole” premium. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.
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
In connection with the issuance of the 2020 Notes, the Issuers and the Guarantor entered into a registration rights agreement dated August 1, 2013. On September 26, 2013, we filed an initial registration statement on Form S-4 with respect to the 2020 Notes for the sole purpose of exchanging the unregistered 2020 Notes for registered Exchange Notes. The exchange offer registration statement on Form S-4 with respect to the 2020 Notes was declared effective on December 9, 2013. Pursuant to the registration rights agreement dated August 1, 2013, we subsequently commenced the exchange offer to exchange the 2020 Notes for notes that are registered with the SEC ("Exchange Notes") which exchange offer expired on January 15, 2014. All of the 2020 Notes were properly tendered in the exchange offer and accepted by us in exchange for the Exchange Notes.
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
On January 17, 2012, February 6, 2012 and July 12, 2012, the Issuers issued an additional $1,000 million aggregate principal amount of the 2018 Notes (such notes are collectively referred to as the “2012 Additional Notes”), pursuant to their respective purchase agreements, by and among the Issuers, Icahn Enterprises Holdings, as guarantor and Jefferies & Company, Inc., as initial purchaser. The 2010 Additional Notes and the 2012 Additional Notes constitute the same series of securities as the Initial Notes for purposes of the indenture governing the notes and vote together on all matters with such series. The 2010 Additional Notes and the 2012 Additional Notes have substantially identical terms as the Initial Notes.
The Initial Notes, the 2010 Additional Notes and the 2012 Additional Notes (referred to collectively as the "2010-2012 Notes") were issued under and are governed by an indenture, dated January 15, 2010 (the “2016 and 2018 Indenture”), among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The 2016 and 2018 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after January 15, 2013, the Issuers were able to redeem all of the 2016 Notes at a price equal to 103.875% of the principal amount of the 2016 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.938% on and after January 15, 2014 and 100% on and after January 15, 2015. On or after January 15, 2014, the Issuers may redeem all of the 2018 Notes at a price equal to 104.000% of the principal amount of the 2018 Notes, plus accrued and unpaid interest, with such option redemption prices decreasing to 102.000% on and after January 15, 2015 and 100% on and after January 15, 2016. Before January 15, 2013, the Issuers were able to redeem up to 35% of the aggregate principal amount of each of the 2016 Notes and 2018 Notes with the net proceeds of certain equity offerings at a price equal to 107.750% and 108.000%, respectively, of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2016 Notes or 2018 Notes, as the case may be, originally issued remains outstanding immediately after such redemption. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.
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
As further described in Note 20, "Subsequent Events - Icahn Enterprises-Debt Offerings," in connection with the issuance of certain senior debt on January 21, 2014, we used the proceeds from the debt issuance to refinance our 2010-2012 Notes. As a result of this refinancing, we purchased $3,500 million aggregate principal of the 2010-2012 Notes and recognized a loss on extinguishment of debt of approximately $108 million during the first quarter of 2014. The 2016 Notes and 2018 Notes comprising the 2010-2012 were discharged in full on February 6, 2014.
Senior Unsecured Variable Rate Convertible Notes Due 2013 - Icahn Enterprises and Icahn Enterprises Holdings
In April 2007, we issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act, and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance, as co-issuer, and Wilmington Trust Company, as trustee. Other than Icahn Enterprises Holdings, no other subsidiaries guaranteed payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and were able to be convertible into our depositary units. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes matured on August 15, 2013 and were repaid in full as of that date. As discussed below, as a result of our delivery of notice of satisfaction and discharge (the "Notice") with respect to the variable rate notes on January 25, 2013, the holders of the variable rate notes continued to receive payment of principal and interest on the variable notes through maturity, but no longer had the right to convert variable rate notes into Icahn Enterprises' depositary units.
Prior to delivery of the Notice, in the event that we declared a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends) ("Excess Dividends"), the indenture governing the variable rate notes required that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. As discussed below, this provision was satisfied and discharged on the Discharge Date (as hereinafter defined). We paid aggregate cash distributions of $3 million for the year ended December 31, 2011 to holders of our variable rate notes in respect of Excess Dividends to our depositary unitholders. Such amounts have been classified as interest expense in our consolidated statements of operations. There were no distributions during each of the years ended December 31, 2013 and 2012.
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
As of December 31, 2013 and 2012, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of December 31, 2013, based on covenants in the applicable indenture governing our senior unsecured notes, we are permitted to incur approximately $3.4 billion in additional indebtedness.
Debt Facilities - Automotive
On December 6, 2013, Federal-Mogul entered into an amendment (the “Amendment”) of its Term Loan and Revolving Credit Agreement dated as of December 27, 2007 (as amended, the “Credit Agreement”), among Federal-Mogul, the lenders party thereto, Citicorp USA, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wachovia Capital Finance Corporation and Wells Fargo Foothill, LLC, as Co-Documentation Agents, to amend its existing revolving credit facility to provide for a replacement revolving credit facility (the “Replacement Revolving Facility”). The Amendment, among other things, (i) increases the aggregate commitments available under the Replacement Revolving Facility from $540 million to $550 million, (ii) extends the maturity date of the Replacement Revolving Facility to December 6, 2018, subject to certain limited exceptions described below, and (iii) amends Federal-Mogul’s borrowing base to provide it with additional liquidity.
Advances under the Replacement Revolving Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate (as defined in the Credit Agreement) plus an adjustable margin of 0.50% to 1.00% based on the average monthly availability under the Replacement Revolving Facility or (ii) Adjusted LIBOR Rate (as defined in the Credit Agreement) plus a margin of 1.50% to 2.00% based on the average monthly availability under the Replacement Revolving Facility. An unused commitment fee of 0.375% also is payable under the terms of the Amendment.
Under certain limited circumstances the maturity date of the Replacement Revolving Facility may be accelerated. In the event that as of a particular determination date more than $300 million aggregate principal amount of Federal-Mogul’s existing term loans and certain related refinancing indebtedness will become due within 91 days of such determination date, the Replacement Revolving Facility will mature on such determination date.
The Amendment does not alter Federal-Mogul’s existing Tranche B or Tranche C term loans under the Credit Agreement dated December 7, 2007. The Tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. All term loans bear interest at LIBOR plus 1.9375%. To the extent that interest rates change by 25 basis points, our Automotive segment's annual interest expense would show a corresponding change of approximately $7 million and $2 million for years 2014 and 2015, respectively, the period of the term loans under Federal-Mogul's Credit Agreement.
On December 6, 2013, Federal-Mogul entered into a backstop commitment letter (the "Backstop Commitment") with High River Limited Partnership (“High River”), an affiliate of Carl C. Icahn, in favor of Federal-Mogul with respect to its existing Tranche B term loan. The Backstop Commitment provides that if Federal-Mogul is unable to refinance its Tranche B term loan on or prior to September 27, 2014, High River or an affiliate thereof with at least the same net worth will provide loan financing of up to $1.6 billion to Federal-Mogul and its subsidiaries on arms-length terms to provide the funding necessary to repay the Tranche B term loan. The High River loan will be subject to negotiation and execution of definitive documentation to be approved by the independent directors of Federal-Mogul.
During 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable rate term loans under the Credit Agreement. Through use of these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. All of these five-year interest rate swap agreements had expired as of December 31, 2013.
The obligations of Federal-Mogul under the Federal-Mogul Credit Agreement are guaranteed by substantially all of its domestic subsidiaries and certain foreign subsidiaries, and are secured by substantially all personal property and certain real property of Federal-Mogul and such guarantors, subject to certain limitations. The liens granted to secure these obligations and certain cash management and hedging obligations have first priority.
The Federal-Mogul Credit Agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates and (v) dividends and other payments in respect of capital stock. At December 31, 2013 and 2012, Federal-Mogul was in compliance with all debt covenants under the Federal-Mogul Debt Facilities.
As of December 31, 2013 and 2012, the borrowing availability under the revolving credit facility was $550 million and $451 million, respectively. Federal-Mogul had $39 million and $37 million of letters of credit outstanding as of December 31, 2013 and 2012, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.
The weighted average cash interest rates for debt were approximately 2.3% and 2.6% as of December 31, 2013 and 2012, respectively.
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
As a result of our acquisition of CVR on May 4, 2012, we revalued the CVR Notes to their acquisition date fair values, resulting in the recognition of premiums aggregating $54 million which was amortized to interest expense on a straight line basis over the life of the CVR Notes. As a result of redemption of the CVR Second Lien Notes discussed above, the premium balance of $25 million was written off during the first quarter of 2013. In addition, our acquisition of a controlling interest in CVR constituted a change of control requiring the CVR Issuers to make an offer to repurchase all of its outstanding CVR Notes at 101% of the principal amount of notes tendered.  On June 4, 2012, the CVR Issuers offered to purchase all or any part of the CVR Notes, at a cash purchase price of 101% of the aggregate principal amount of the CVR Notes, plus accrued and unpaid interest, if any.  The offer expired on July 5, 2012 with none of the outstanding CVR Notes tendered.
On October 23, 2012, CVR Refining LLC (“Refining LLC”) and its wholly owned subsidiary, Coffeyville Finance Inc., completed a private offering of $500 million in aggregate principal amount of 6.50% Second Lien Secured Notes due 2022 (the "2022 Notes"). The 2022 Notes were issued at par. Refining LLC received approximately $493 million of cash proceeds, net of underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The 2022 Notes were secured by substantially the same assets that secured the then outstanding CVR Second Lien Notes, subject to exceptions, until such time that the outstanding CVR Second Lien Notes were satisfied and discharged in full which occurred on January 23, 2013. The 2022 Notes are fully and unconditionally guaranteed by CVR Refining and each of CVR Refining's existing domestic subsidiaries on a joint and several basis. CVR Refining has no independent assets or operations and Refining LLC is a 100% owned finance subsidiary of CVR Refining. Prior to the satisfaction and discharge of the CVR Second Lien Notes, which occurred on January 23, 2013, the 2022 Notes were also guaranteed by CRLLC. CVR, CVR Partners and CRNF are not guarantors of the 2022 Notes. $348 million of the net proceeds from the offering was used to fund a completed and settled

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tender offer resulting in the purchase of $323 million of the 9.0%First Lien Notes due April 1, 2015 and to settle accrued interest of $2 million through October 23, 2012 and to pay related fees and expenses. A premium of $23 million was incurred associated with the tender.
The 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.
The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that CVR Refining can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of December 31, 2013, CVR Refining was in compliance with the covenants contained in the 2022 Notes.
Amended and Restated Asset Backed (ABL) Credit Facility
On December 20, 2012, CRLLC, CVR Refining, and Refining LLC and each of the operating subsidiaries of Refining LLC (collectively, the “Credit Parties”) entered into the “Amended and Restated ABL Credit Facility with a group of lenders and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and collateral agent. The Amended and Restated ABL Credit Facility replaced the ABL Credit Facility described above and is scheduled to mature on December 20, 2017. Under the amended and restated facility, the Refining Partnership assumed CVR's position as borrower and CVR's obligations under the facility upon the closing of the Refining Partnership's IPO on January 23, 2013.
The Amended and Restated ABL Credit Facility is a senior secured asset based revolving credit facility in an aggregate principal amount of up to $400 million with an incremental facility, which permits an increase in borrowings of up to $200 million subject to additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Credit Parties and their subsidiaries. The Amended and Restated ABL Credit Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit.
Borrowings under the Amended and Restated ABL Credit Facility bear interest at either a base rate or LIBOR plus an applicable margin. The applicable margin is (i) (a) 1.75% for LIBOR borrowings and (b) 0.75% for prime rate borrowings, in each case if quarterly average excess availability exceeds 50% of the lesser of the borrowing base and the total commitments and (ii) (a) 2.00% for LIBOR borrowings and (b) 1.00% for prime rate borrowings, in each case if quarterly average excess availability is less than or equal to 50% of the lesser of the borrowing base and the total commitments. The Amended and Restated ABL Credit Facility also requires the payment of customary fees, including an unused line fee of (i) 0.40% if the daily average amount of loans and letters of credit outstanding is less than 50% of the lesser of the borrowing base and the total commitments and (ii) 0.30% if the daily average amount of loans and letters of credit outstanding is equal to or greater than 50% of the lesser of the borrowing base and the total commitments. The Refining Partnership will also be required to pay customary letter of credit fees equal to, for standby letters of credit, the applicable margin on LIBOR loans on the maximum amount available to be drawn under and, for commercial letters of credit, the applicable margin on LIBOR loans less 0.50% on the maximum amount available to be drawn under, and customary facing fees equal to 0.125% of the face amount of, each letter of credit.
The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. The Credit Parties were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of December 31, 2013.
As of December 31, 2013, CRLLC had availability under the Amended and Restated ABL Credit Facility of $373 million and had letters of credit outstanding of approximately $27 million. There were no borrowings outstanding under the ABL Credit Facility as of December 31, 2013.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CVR Partners Credit Facility
On April 13, 2011, CRNF, as borrower, and CVR Partners, as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125 million and a revolving credit facility of $25 million, which was undrawn as of December 31, 2013, with an uncommitted incremental facility of up to $50 million. No amounts were outstanding under the revolving credit facility at December 31, 2013.
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
The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets and the ability of CVR Partners to dispose of assets, to make restricted payments, investments and acquisitions, or enter into sale-leaseback transactions and affiliate transactions. The credit facility provides that CVR Partners can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of December 31, 2013, CRNF was in compliance with the covenants contained in the credit facility.
Debt and Credit Facilities - Railcar
ARI
In February 2007, ARI issued $275 million senior unsecured fixed rate notes that were subsequently exchanged for registered notes in March 2007 (the “ARI Notes”). In September 2012, ARI redeemed $100 million of its ARI Notes utilizing cash on hand. On March 1, 2013, ARI redeemed the remaining $175 million of its ARI Notes outstanding. In connection with these redemptions, ARI recorded a loss on extinguishment of debt of less than $1 million and $2 million for the years ended December 31, 2013 and 2012, respectively, which are reflected in other income (loss), net in our consolidated statements of operations.
In December 2012, ARI, through its wholly owned subsidiary, entered into a senior secured delayed draw term loan facility ("ARI Term Loan") that is secured by a portfolio of railcars, railcar leases, the receivables associated with those railcars and leases and certain other related assets. The ARI Term Loan provided for an initial draw at closing ("Initial Draw") and allowed for up to two additional draws. Upon closing, the Initial Draw was $98 million, net of fees and expenses. During the first half of 2013, ARI made two additional draws, which resulted in aggregate net proceeds of $100 million, fully utilizing the capacity of the ARI Term Loan. As of December 31, 2013 and 2012, the outstanding principal balance on the ARI Term Loan was $196 million and $100 million, respectively.
The ARI Term Loan bears interest at one-month LIBOR plus 2.5%, subject to an alternative fee as set forth in the credit agreement, and is payable on the 15th of each month ("Payment Date"), commencing on the earlier of the Payment Date following the First Draw and (b) the Payment Date in March 2013. The interest rate increases by 2.0% following certain defaults. ARI is required to pay 3.33% of principal annually via monthly payments that are due on the Payment Date, with any remaining balance payable on the final scheduled maturity. The ARI Term Loan may be repaid at any time without premium or penalty, other than customary LIBOR breakage fees. The ARI Term Loan contains restrictive covenants that limit a subsidiary of ARI's ability to, among other things, incur additional debt, issue additional equity, sell certain assets, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. Certain covenants, including those that restrict a subsidiary of ARI's ability to incur additional indebtedness and issue equity, become more restrictive if a subsidiary of ARI's debt service coverage ratio, as defined, is less than 1.05 to 1.0 as measured on a rolling three-quarter basis. ARI was in compliance with all of its covenants under the ARI Term Loan as of December 31, 2013. As of December 31, 2013 and 2012, the net book value of the railcars that were pledged as part of the ARI Term Loan were $217 million and $112 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2014, a subsidiary of ARI's refinanced its lease fleet financing senior secured term loan facility under an amended and restated credit agreement to, among other things, increase the aggregate borrowings available thereunder. See Note 20, "Subsequent Events - Railcar," for further discussion regarding this refinancing.
New ARL
Revolving Credit Facilities
On October 9, 2009, ARL closed on a revolving credit agreement ("DVB Revolver") with DVB Bank SE as the administrative agent, along with a participant bank. The available capacity of the DVB Revolver is up to $43 million. On April 4, 2012, ARL entered into an amendment to the DVB Revolver which extended the maturity date to April 6, 2013 and restricted any additional drawings after April 6, 2012. On April 4, 2013, ARL entered into an extension amendment to the DVB Revolver, which extended the maturity date to October 6, 2013. The DVB Revolver was paid off in full in October 2013.
On January 14, 2011 ARL closed on the refinancing of a revolving credit agreement ("Sovereign Revolver") with Sovereign Bank as the administrative agent, along with several other participating banks. The available capacity of the original Sovereign Revolver was $40 million. The refinanced facility increased the Sovereign Revolver's availability to $110 million. On June 8, 2011 ARL entered into an Amendment No. 1 to the revolving credit agreement whereby an additional bank participated, increasing the available capacity of the Sovereign Revolver to $130 million. On July 12, 2013 ARL entered into an Amendment No. 2 where the availability capacity was reduced to $120 million and by the maturity date was extended to July 14, 2014.
The obligations under both the DVB Revolver and Sovereign Revolver bear interest at a variable rate based on LIBOR plus an applicable margin and are secured by railcars and related leases and lease receivables and are subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value. As of December 31, 2013, ARL was in compliance with all debt covenants with respect to the DVB Revolver and Sovereign Revolver.
As of December 31, 2013 and 2012, ARL had availability under both the DVB Revolver and Sovereign Revolver of $126 million and $115 million, respectively, and had outstanding borrowings of $47 million and $58 million, respectively.
Term Notes
ARL and its wholly owned subsidiaries have various term loans, all of which are non-recourse to us, some of which bear interest at variable rates based on LIBOR and have maturities between April 1, 2014 and July 16, 2019, and the rest bear interest at rates between 5.84% and 6.95% and have maturities between July 28, 2014 and April 1, 2018. Substantially all of the term loans are secured by railcars and related leases and lease receivables and are subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value.
As of both December 31, 2013 and 2012, ARL and its wholly owned subsidiaries were in compliance with all debt covenants with respect to all of the term loans.
Subsequent to December 31, 2013, as required by the ARL Contribution Agreement, New ARL incurred debt of $385 million to finance its distribution of $381 million of cash to IRL. See Note 20, “Subsequent Events - Railcar,” for further discussion.
Bond Securitizations
On December 12, 2012, a subsidiary of ARL entered into a bond securitization transaction with RBS Securities, Inc. as the initial purchaser of the $110 million principal amount of the Floating Secured Railcar Equipment Notes, Class A-1 ("Class A-1 Notes"), and the $106 million principal amount of the Fixed Rate Secured Railcar Equipment Notes, Class A-2 ("Class A-2 Notes" and, together with the Class A-1 Notes, collectively referred to herein as the "Bond Securitization Notes") . The Class A-1 Notes bear interest of LIBOR plus 1.75%; the Class A-2 Notes bear a fixed interest rate of 3.81%. Interest on each of the Bond Securitization Notes are payable on the fifteenth (15th) calendar day of each month starting on January 15, 2013. The expected principal repayment date for the Bond Securitization Notes is December 15, 2022 and the legal final maturity date for the Bond Securitization Notes is December 15, 2042.
Each of the Bond Securitization Notes is subject to certain covenants, including the maintenance of certain financial ratios related to net worth, utilization and lease rates. As of both December 31, 2013 and 2012, ARL was in compliance with all debt covenants with respect to the Bond Securitization Notes.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The LIBOR rate was 0.17% and 0.21% at December 31, 2013 and 2012, respectively. ARL's weighted average interest rate on all borrowings was 3.26% and 3.78% for 2013 and 2012, respectively.

Credit Facilities - Gaming
New Credit Facilities
On November 27, 2013, Tropicana entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “New Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”). Commencing on December 31, 2013, the New Term Loan Facility will amortize in equal quarterly installments in an amount of $750,000, with any remaining balance payable on the final maturity date of the New Term Loan Facility, which is November 27, 2020. Amounts under the Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018. As of December 31, 2013, the Revolving Facility was undrawn and had $15 million of availability.
Net proceeds of $172 million from the New Credit Facilities were used to repay in full the principal amounts outstanding under the Tropicana's Prior Credit Facilities. The Credit Facilities were terminated effective as of November 27, 2013. Our Gaming segment also recognized a loss on extinguishment of debt of $5 million which related to the write-off of unamortized debt issuance costs and discounts. A portion of the proceeds from the New Credit Facilities are also intended to be used to finance the Tropicana's previously announced pending acquisition of the Lumière as further described in Note 3, "Acquisitions - Other Acquisitions."
The New Term Loan Facility accrues interest, at Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at the Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of December 31, 2013, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.
The New Credit Facilities are guaranteed by all of Tropicana's domestic subsidiaries, subject to limited exceptions where gaming approval is being sought, and additional subsidiaries may be required to provide guarantees, subject to limited exceptions. The New Credit Facilities are secured by a first lien on substantially all assets of Tropicana and the domestic subsidiaries that are guarantors, with certain limited exceptions. Subsidiaries that become guarantors will be required, with certain limited exceptions, to provide first liens and security interests in substantially all their assets to secure the New Credit Facilities.
At the election of Tropicana and subject to certain conditions, including a maximum senior secured net leverage ratio of 3.25:1.00, the amount available under the New Credit Facilities may be increased, which increased amount may be comprised of additional term loans and revolving loans.
The New Term Loan Facility may be prepaid at the option of the Tropicana at any time without penalty (other than customary LIBO Rate breakage fees), except that a 1% re-pricing premium will apply in certain circumstances if any term loans under the New Term Loan Facility are prepaid prior to May 27, 2014. Tropicana is required to make mandatory payments of the New Credit Facilities with (i) net cash proceeds of certain asset sales (subject to reinvestment rights), (ii) net cash proceeds from certain issuances of debt and equity (with certain exceptions), (iii) up to 50% of annual excess cash flow (as low as 0% if the Tropicana's total leverage ratio is below 2.75:1.00), and (iv) certain casualty proceeds and condemnation awards (subject to reinvestment rights). In addition, if Tropicana does not consummate the Lumière Acquisition on or before December 31, 2014, or if the purchase agreement for the Lumière Acquisition is terminated, it is required to prepay the amount of $125 million (subject to credits for any prior optional prepayments of the New Term Loan Facility).
  Key covenants binding Tropicana and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against Tropicana or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) Tropicana's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. Tropicana was in compliance with the covenants of the New Term Loan Facility at December 31, 2013.
Prior Credit Facilities
In March 2012, Tropicana entered into credit facilities (the "Tropicana Credit Facilities"), which consisted of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million, issued at a discount of 2% (the "Tropicana Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million. Commencing on June 30, 2012, the Tropicana Term Loan Facility required quarterly principal payments of 0.25% of the original principal amount with any remaining outstanding amounts due on the maturity date, March 16, 2018. The Tropicana Term Loan Facility was secured by substantially all of Tropicana's assets and is guaranteed by all of its domestic subsidiaries. A portion of the net proceeds from the Tropicana Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility, as discussed below, which totaled $108 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty, of which $58 million was eliminated in consolidation due to the fact that we had owned a portion of the Exit Facility. In addition, the Revolving Facility was terminated when the Exit Facility was repaid in full. Our Gaming segment recognized a $2 million loss on extinguishment of debt which includes a $1 million prepayment penalty and a $1 million write-off of unamortized debt issuance costs and discounts for 2012. Such amounts have been included in other income, net in our consolidated statements of operations. In November 2013, the Tropicana Credit Facilities were paid in full and terminated.
Prior Exit Facilities
In connection with Tropicana's completion of certain restructuring transactions, Tropicana entered into a credit facility (the "Exit Facility") which consisted of a (i) $130 million senior secured term loan credit facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date and (ii) a $20 million senior secured revolving credit facility. Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, held over 50% of the loans under the Term Loan Facility and was obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. The Exit Facility would have matured on March 8, 2013 and was secured by substantially all of Tropicana's assets. On June 30, 2011, the Investment Funds made a dividend-in-kind distribution of their investment in the loans under the Exit Facility to us and as a result we are now the direct lenders under Exit Facility. All amounts outstanding under the Exit Facility accrued interest at a rate per annum of 15% so long as no default or event of default has occurred and, or at a rate per annum of 17% in the event that a default or event of default has occurred. In addition, Tropicana was required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility was guaranteed by substantially all the existing and future subsidiaries of Tropicana. As discussed above, in March 2012, Tropicana paid in full the remaining amounts outstanding under the Exit Facility and terminated its Revolving Facility.
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
As further described in Note 20, "Subsequent Events - Food Packaging," in connection with certain financing transactions in January 2014, a portion of the proceeds from the Term Loan (as defined in Note 20) was used to satisfy and discharge all of the existing Viskase 9.875% Notes and Viskase recorded a loss on debt extinguishment of approximately $16 million during the first quarter of 2014.
In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $8 million of availability. There were $2 million borrowings under the lines of credit at December 31, 2013.
Letters of credit in the amount of $1 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of December 31, 2013 and 2012.
Mortgages Payable - Real Estate
Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between May 11, 2014 and October 31, 2028.
Secured Revolving Credit Agreement - Home Fashion
On June 15, 2011, WPH executed an amended and restated senior secured revolving credit facility, or WPH Revolving Credit Facility, with Bank of America, NA, or BOA. This one-year senior credit facility was for $50 million with a maximum borrowing availability of $45 million, subject to monthly borrowing base calculations. Borrowings under the agreement bear interest, at the election of WPH, either at base rate (prime plus 1.00%) adjusted by an applicable margin ranging from 2.00% to 2.50% or LIBOR adjusted by a applicable margin ranging from plus 3.0% to 3.5%.WPH pays an unused line fee of 0.50% to 0.625%. Obligations under the agreement were secured by WPH's receivables, inventory and certain machinery and equipment. On January 1, 2012, WPH sent notice to BOA to reduce the face amount and maximum borrowing availability of this credit facility to $15 million effective January 1, 2012. WPH signed several extensions of this facility during 2012, extending the agreement expiration date to October 15, 2012.
On October 15, 2012, upon the expiration of a certain senior secured revolving credit facility of WPH, WPH entered into a new letter of credit facility (or the "LC Facility"), with a nationally recognized bank ("LC Issuer").  This one-year LC Facility, which was renewed on October 15, 2013, has a $10 million credit line. Issuance of letters of credit under the LC Facility is subject to 0.50% annual fee on the outstanding face amount of the letters of credit issued under the LC Facility, which face amount as of December 31, 2013 was approximately $6 million.  Obligations under the LC Facility are secured by a cash collateral account pledged by WPH to LC Issuer.  The LC Facility does not contain any financial covenants.  WPH has determined that its liquidity needs are sufficiently covered by existing and projected cash resources for the foreseeable future. In the future, WPH may explore other financing options as circumstances warrant.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Maturities
The following is a summary of the maturities of our debt and capital lease obligations as of December 31, 2013:

Year	Debt	Capital Leases
	(in millions)
2014	$2,382	$2
2015	1,034	2
2016	1,460	3
2017	34	2
2018	2,891	2
Thereafter	1,457	43
	$9,258	$54

12.	Compensation Arrangements.
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
Mr. Alapont's deferred compensation agreement was also amended and restated on March 23, 2010. The amended and restated agreement included no changes that impacted the accounting for this agreement. The amount of the payout, which occurred on October 3, 2012, was approximately $10 million (500,000 shares of Federal-Mogul's common stock multiplied by the March 23, 2010 stock price of $19.46). During the years ended December 31, 2012 and 2011, Federal-Mogul recognized $1 million and $1 million, respectively, in expense associated with Mr. Alapont's deferred compensation agreement. The deferred compensation agreement had intrinsic value of $10 million as of December 31, 2011.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred compensation agreement values were estimated using the Monte Carlo valuation model with the following assumptions:

December 31,
2012
Exercise price	$19.50
Options outstanding (in millions)	2
Expected volatility	60%
Expected dividend yield	—%
Risk-free rate over the estimated expected life	0.17%
Expected option life (in years)	1.5
Fair value of options (in millions)	$8
Fair value of vested portion of options (in millions)	$8
For all noted valuations, expected volatility is based on the average of five-year historical volatility and implied volatility for a group of comparable auto industry companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero as Federal-Mogul has not paid dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected option lives are primarily equal to one-half of the time between the measurement date and the end of the option term.
Energy
CVR has a long-term incentive plan (“LTIP”), which permits the grant of options, stock appreciation rights, non-vested shares, non-vested share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). As of December 31, 2013, only restricted shares of CVR common stock, restricted stock units, performance units and stock options had been granted under the LTIP. Individuals who are eligible to receive awards and grants under the LTIP include CVR's employees, officers, consultants, advisors and directors.
Our acquisition of a controlling interest in CVR on May 4, 2012 constituted a change of control that, along with the Transaction Agreement, triggered a modification to outstanding awards under the LTIP.  Pursuant to the Transaction Agreement, all restricted stock awards scheduled to vest in 2012 were converted to restricted stock units whereby the recipient received cash settlement of the offer price of $30 per share in cash plus one contingent cash payment ("CCP") upon vesting. The CCPs expired on August 19, 2013. Restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price or the fair market value as determined at the most recent valuation date of December 31 of each year. Additional share-based compensation of approximately $12 million was incurred to revalue the awards to the fair value upon the date of modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest. In addition, the classification changed from an equity award to a liability award due to the required cash settlement feature of the awards.
As of December 31, 2013, there was $5 million of total unrecognized compensation cost related to non-vested restricted stock units and associated dividends to be recognized over a weighted-average period of approximately 1.2 years. Compensation expense associated with these restricted shares recorded for the year ended December 31, 2013 and period May 5, 2012 through December 31, 2012 was $13 million and $33 million, respectively.
As of December 31, 2013 and 2012, CVR had a liability of approximately $9 million and $20 million for non-vested restricted stock units and associated dividends, which is included in accrued expenses and other liabilities on the balance sheet. During the year ended December 31, 2013 and the period from May 5, 2012 to December 31, 2012, CVR paid cash of $24 million and $22 million, respectively, to settle liability-classified awards upon vesting.

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
Components of net periodic benefit cost (credit) for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Pension Benefits			Other Post-Employment Benefits
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(in millions)
Service cost	$16	$30	$29	$—	$1	$1
Interest cost	69	77	83	11	14	18
Expected return on plan assets	(70)	(62)	(67)	—	—	—
Amortization of actuarial losses	27	39	26	6	2	1
Amortization of prior service credit	—	1	—	(9)	(14)	(16)
Settlement loss (gain)	1	(1)	—	—	—	—
Curtailment gain	—	(1)	—	(40)	(51)	(1)
	$43	$83	$71	$(32)	$(48)	$3

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Automotive
The following provides disclosures for our Automotive segment's benefit obligations, plan assets, funded status, recognition in the consolidated balance sheets and inputs and valuation assumptions:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	2013	2012	2013	2012	2013	2012
	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,298	$1,227	$474	$362	$395	$350
Service cost	4	21	12	9	—	1
Interest cost	47	53	14	16	11	14
Employee contributions	—	—	—	—	1	—
Benefits paid	(64)	(62)	(28)	(21)	(28)	(29)
Medicare subsidies received	—	—	—	—	3	3
Plan amendments	—	—	—	1	—	(16)
Curtailments	—	(16)	(1)	—	(1)	—
Settlements	—	(4)	—	—	—	—
Contractual termination benefit	—	6	—	—	—	—
Actuarial losses and changes in actuarial assumptions	(101)	98	(25)	94	(43)	75
Net transfers (out) in	—	(25)	(11)	3	(1)	(3)
Currency translation	—	—	15	10	(2)	—
Benefit obligation, end of year	1,184	1,298	450	474	335	395

Change in plan assets:
Fair value of plan assets, beginning of year	778	670	55	48	—	—
Actual return on plan assets	138	82	2	3	—	—
Employee contributions	—	—	—	—	1	—
Company contributions	60	93	24	24	24	26
Benefits paid	(64)	(62)	(28)	(21)	(28)	(29)
Expenses	(3)	(5)	—	—	—	—
Medicare subsidies received	—	—	—	—	3	3
Currency translation	—	—	2	1	—	—
Fair value of plan assets, end of year	909	778	55	55	—	—
Funded status of the plan	$(275)	$(520)	$(395)	$(419)	$(335)	$(395)

Amounts recognized in the consolidated balance sheets:
Net liability recognized	$(275)	$(520)	$(395)	$(419)	$(335)	$(395)

Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial loss	$242	$435	$81	$107	$63	$113
Prior service cost (credit)	—	—	3	4	(28)	(75)
Total	$242	$435	$84	$111	$35	$38

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U. S. Pension Plan
In the fourth quarter of 2012, Federal-Mogul froze contributions credits under its U.S. qualified pension plan for salaried and non-union hourly employees. The elimination of benefit accruals related to participants' future service is treated as a curtailment and is shown as a $16 million reduction to the benefit obligation.
U.S. Welfare Benefit Plan
In the second quarter of 2013, Federal-Mogul ceased operations at one of its U.S. manufacturing locations. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in Federal-Mogul's U.S. Welfare Benefit Plan triggered the recognition of an OPEB curtailment gain of $19 million, which is included as a reduction to selling, general and administrative in the consolidated statements of operations, for the year ended December 31, 2013. Additionally, in the third quarter of 2013, Federal-Mogul completed the sale of its fuel manufacturing facility and research and development center located in the U.S., resulting in the termination of certain employees that participated in Federal-Mogul's U.S. Welfare Benefit Plan. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in Federal-Mogul's U.S. Welfare Benefit Plan triggered the recognition of an additional OPEB curtailment gain of $19 million, which is included in the determination of net loss on disposition of assets within other income, net in the consolidated statements of operations for the year ended December 31, 2013. Our Automotive segment recorded aggregate OPEB curtailment gains of $38 million for the year ended December 31, 2013.
In third quarter of 2012, as a result of contract negotiations with a union at one of Federal-Mogul's U.S. manufacturing locations, the benefits under the U.S. Welfare Benefit Plan were eliminated for the location's active participants. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $13 million prior service credit in accumulated other comprehensive income (“AOCI”). The corresponding reduction in the average remaining future service period to the full eligibility date also triggered the recognition of a $51 million OPEB curtailment gain which was recognized in the consolidated statements of operations during the third quarter of 2012. It should be noted that the calculation of the curtailment excluded the newly created prior service credit.
In December 2011, Federal-Mogul ceased operations at one of its U.S. manufacturing locations. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in Federal-Mogul's U.S. Welfare Benefit Plan triggered the recognition of a $1 million curtailment gain which was recognized in the consolidated statements of operations during the fourth quarter of 2011.
Weighted-average assumptions used to determine the benefit obligation as of December 31, 2013 and 2012:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	December 31,				December 31,
	2013	2012	2013	2012	2013	2012
	(in millions)
Discount rate	4.55%	3.70%	3.49%	2.99%	4.45%	3.60%
Rate of compensation increase	N/A	N/A	3.17%	3.13%	N/A	N/A

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2013 and 2012:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	Year Ended December 31,				Year Ended December 31,
	2013	2012	2013	2012	2013	2012
	(in millions)
Discount rate	3.70%	4.50%	2.99%	4.69%	3.60%	4.45%
Expected return on plan assets	7.45%	7.60%	4.62%	5.27%	N/A	N/A
Rate of compensation increase	N/A	3.50%	3.13%	3.16%	N/A	N/A
Federal-Mogul evaluates its discount rate assumption annually as of December 31 for each of its retirement-related benefit plans based upon the yield of high quality, fixed-income debt instruments, the maturities of which correspond to expected benefit payment dates.
Federal-Mogul's expected return on assets is established annually through analysis of anticipated future long-term investment performance for the plan based upon the asset allocation strategy. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term prospective rate.
The U.S. investment strategy mitigates risk by incorporating diversification across appropriate asset classes to meet the plan's objectives. It is intended to reduce risk, provide long-term financial stability for the plan and maintain funded levels that meet long-term plan obligations while preserving sufficient liquidity for near-term benefit payments. Risk assumed is considered appropriate for the return anticipated and consistent with the total diversification of plan assets.
The U.S. investment strategy mitigates risk by incorporating diversification across appropriate asset classes to meet the plan's objectives. It is intended to reduce risk, provide long-term financial stability for the plan and maintain funded levels that meet long-term plan obligations while preserving sufficient liquidity for near-term benefit payments. Risk assumed is considered appropriate for the return anticipated and consistent with the total diversification of plan assets.
Federal-Mogul's investment strategy, which includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds. Approximately 74% of the U.S. plan assets were invested in actively managed investment funds.
The majority of the assets of the non-U.S. plans are invested through insurance contracts. The insurance contracts guarantee a minimum rate of return. Federal-Mogul has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law. The target asset allocation for the non-U.S. pension plans is 80% insurance contracts, 15% debt investments and 5% equity investments.
Refer to Note 7, “Fair Value Measurements,” for discussion of the fair value of each major category of plan assets, including the inputs and valuation techniques used to develop the fair value measurements of the plans' assets, at December 31, 2013 and 2012.
Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	December 31,				December 31,
	2013	2012	2013	2012	2013	2012
	(in millions)
Projected benefit obligation	$1,184	$1,298	$448	$472	$335	$395
Fair value of plan assets	909	778	52	51	—	—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-U.S. Plans
	December 31,
	2013	2012	2013	2012
	(in millions)
Projected benefit obligation	$1,184	$1,298	$444	$471
Accumulated benefit obligation	1,184	1,298	409	436
Fair value of plan assets	909	778	49	50

The accumulated benefit obligation for all pension plans was $1,598 million and $1,735 million as of December 31, 2013 and 2012, respectively.
Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost over 2014:

	Pension Benefits		Other Post-Employment Benefits
	United States	Non-U.S.
	(in millions)
Amortization of actuarial losses	$4	$5	$3
Amortization of prior service credit	—	—	(5)
	$4	$5	$(2)

The assumed health care and drug cost trend rates used to measure next year's post-employment healthcare benefits are as follows:

	Other Post-Employment Benefits
	2013	2012
Health care cost trend rate	6.88%	7.25%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2018	2018

Drug cost trend rate	7.81%	8.38%
Ultimate drug cost trend rate	5.00%	5.00%
Year ultimate drug cost trend rate reached	2018	2018

The assumed health care cost trend rate has a significant impact on the amounts reported for OPEB plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	APBO
	(in millions)
100 basis point (“bp”) increase in health care cost trend rate	$1	$26
100 bp decrease in health care cost trend rate	(1)	(23)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on Federal-Mogul's 2014 funding requirements.

	Pension Benefits						Other Post-Employment Benefits
	United States Plans			Non-U.S. Plans
	Change in 2014 expense	Change in PBO	Change in accumulated OCL	Change in 2014 expense	Change in PBO	Change in accumulated OCL	Change in 2014 expense	Change in PBO
	(in millions)
25 bp decrease in discount rate	$1	$28	$(28)	$1	$14	$(14)	—	$7
25 bp increase in discount rate	(1)	(27)	27	(1)	(13)	13	—	(7)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

Federal-Mogul's projected benefit payments from the plans are estimated as follows:

	Pension Benefits		Other Post-Employment Benefits
Years	United States Plans	Non-U.S. Plans
	(in millions)
2014	$82	$25	$28
2015	82	23	28
2016	84	24	27
2017	83	23	27
2018	86	26	27
2019-2023	435	134	120

Federal-Mogul expects to contribute approximately $78 million to its pension plans in fiscal 2014.
Federal-Mogul also maintains certain defined contribution pension plans for eligible employees. Effective January 1, 2013, Federal-Mogul amended its U.S. defined contribution plan to allow for an enhanced company match and company provided age-based contributions for eligible U.S. salaried and non-union hourly employees. The total expenses attributable to Federal-Mogul's defined contribution savings plan were $42 million, $23 million and $23 million for the years ended December 31, 2013, 2012 and 2011, respectively. The amounts contributed to defined contribution pension plans include contributions to multi-employer plans of $1 million for each of the years ended December 31, 2013, 2012 and 2011.
Other Benefits
Federal-Mogul accounts for benefits to former or inactive employees paid after employment but before retirement pursuant to FASB ASC Topic 712, Compensation - Nonretirement Post-employment Benefits. The liabilities for such U.S. and European post-employment benefits were $29 million and $34 million at December 31, 2013 and 2012, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Railcar and Food Packaging
ARI is the sponsor of three defined benefit pension plans, two of which cover certain employees at designated repair facilities. All three of ARI's defined benefit pension plans are frozen and no additional benefits are accruing thereunder. Viskase and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary. Viskase's operations in the United States, France, Germany and Canada have historically offered defined benefit retirement plans and post-retirement health care and life insurance benefits to their employees. Most of these benefits have been terminated, resulting in reductions in various liabilities.
The following provides disclosures for ARI's and Viskase's benefit obligations, plan assets, funded status, and recognition in the consolidated balance sheets. As pension costs for ARI and Viskase are not material to our consolidated financial position and results of operations, we do not provide information regarding their inputs and valuation assumptions.

	Pension Benefits		Other Post-Employment Benefits
	2013	2012	2013	2012
	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$198	$178	$—	$—
Service cost	1	1	—	—
Interest cost	8	8	—	—
Benefits paid	(10)	(9)	—	—
Actuarial losses	(21)	20	—	—
Adjustments to benefits	—	—	—	—
Benefit obligation, end of year	176	198	—	—
Change in plan assets:
Fair value of plan assets, beginning of year	125	114	—	—
Actual return on plan assets	20	13	—	—
Company contributions	5	7	—	—
Benefits paid	(10)	(9)	—	—
Fair value of plan assets, end of year	140	125	—	—
Funded status of the plan	$(36)	$(73)	$—	$—
Amounts recognized in the consolidated balance sheets:
Net liability recognized	$(36)	$(73)	$—	$—
Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial (loss) gain	$(28)	$(66)	$1	$1
Prior service credit	—	—	—	2
Total	$(28)	$(66)	$1	$3

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Net Income Per LP Unit.
The following table sets forth the allocation of net income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income per LP unit of Icahn Enterprises for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in millions, except per unit data)
Net income attributable to Icahn Enterprises	$1,025	$396	$750
Less: Net income attributable to Icahn Enterprises allocable to general partner(1)	—	(9)	—
Net income attributable to Icahn Enterprises net of portion allocable 100% to general partner	1,025	387	750

Net income attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$1,005	$379	$735

Basic income per LP unit	$9.14	$3.72	$8.35
Basic weighted average LP units outstanding	110	102	88

Dilutive effect of variable rate convertible notes:
Income	$2	$—	$23
Units	1	—	5

Diluted income per LP unit	$9.07	$3.72	$8.15
Diluted weighted average LP units outstanding	111	102	93
(1) Amount represents net income allocable to the general partner for the period May 5, 2012 through August 23, 2012, the period in which Mr. Icahn and his affiliates' ownership in IEP Energy, other than Icahn Enterprises' ownership, were considered under common control. On August 24, 2012, Mr. Icahn and his affiliates contributed this interest to us in exchange for our depositary units.
Because their effect would have been anti-dilutive, 5 million equivalent units relating to our variable rate notes have been excluded from diluted weighted average LP units outstanding for the year ended December 31, 2012.
Equity Offerings
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
On December 9, 2013, Icahn Enterprises entered into an underwriting agreement (the “December 2013 Underwriting Agreement”) with Morgan Stanley & Co. LLC ("Morgan Stanley"), providing for the issuance and purchase of an aggregate of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2,000,000 depositary units representing limited partner interests in Icahn Enterprises at a price to the public of $135.00 per depositary unit. The depositary units were delivered to the unitholders on December 13, 2013. Pursuant to the December 2013 Underwriting Agreement, Icahn Enterprises also granted Morgan Stanley a 30-day option to purchase up to an additional aggregate 300,000 additional depositary units at the same public offering price, which expired unexercised.
Aggregate net proceeds from these equity offerings was $581 million during the year ended December 31, 2013 after deducting underwriting discounts, commissions and other offering related fees and expenses. Additionally, in connection with these equity offerings, our general partner made aggregate contributions of $12 million to Icahn Enterprises and Icahn Enterprises Holdings during the year ended December 31, 2013 in order to maintain its 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings.
The issuance and sale of the depositary units in connection with the equity offerings in February 2013 and June 2013 are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3 (File No. 333-158705) filed with the SEC by Icahn Enterprises on April 22, 2009 and declared effective by the SEC on May 17, 2010. The issuance and sale of the depositary units in connection with the equity offering in December 2013 are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3 (File No. 333-188360) filed with the SEC by Icahn Enterprises on May 3, 2013 and declared effective by the SEC on October 9, 2013.
Unit Distributions
Because depositary unit holders had the election to receive the distribution either in cash or additional depositary units, we recorded a unit distribution liability of $142 million on our consolidated balance sheets as the unit distribution had not been made as of December 31, 2013. In addition, the unit distribution liability is considered a potentially dilutive security and is considered in the calculation of diluted income per LP unit as disclosed above. Any difference between the liability recorded and the amount representing the aggregate value of the number of depositary units distributed and cash paid would be charged to equity.
On November 1, 2013, Icahn Enterprises declared a quarterly distribution in the amount of $1.25 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on January 13, 2014, Icahn Enterprises distributed an aggregate 1,001,617 depositary units to unit holders electing to receive depositary units in connection with this distribution.
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
On February 10, 2013, Icahn Enterprises declared a quarterly distribution in the amount of $1.00 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on April 15, 2013, Icahn Enterprises distributed an aggregate 1,521,962 depositary units to unit holders electing to receive depositary units in connection with this distribution.
Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. As of February 28, 2014, Mr. Icahn and his affiliates owned approximately 88.0% of Icahn Enterprises outstanding depositary units.
Rights Offering
Pursuant to a rights offering, we distributed transferable subscription rights pro rata to the holders of record of its depositary units as of the close of business on December 27, 2011, the record date. Our depositary unitholders received 0.15881 rights for each depositary unit held as of the record date. Each whole right entitled the holder to acquire one of our newly issued depositary units at a subscription price of $36.7933. The subscription price for the depositary units offered in the rights offering was equal to the volume-weighted average price per depositary unit for the ten consecutive trading days commencing 11 trading days prior to December 27, 2011, the record date. In addition, holders of rights were entitled to subscribe for

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional depositary units that remained unsubscribed as a result of any unexercised subscription rights. Icahn Enterprises distributed the rights to the record date unitholders on January 3, 2012. The rights traded on the NASDAQ Global Select Market ("NASDAQ") under the ticker symbol "IEPRR" from January 3, 2012 until the close of NASDAQ on January 20, 2012, the expiration date of the rights offering. No fractional depositary units were issued in the rights offering. The number of depositary units issued upon exercise by all unitholders of its rights were rounded to the nearest whole depositary unit to eliminate fractional depositary units. In connection with this rights offering, we distributed and aggregate 13,590,238 additional depositary units to unitholders that subscribed to the basic subscription rights and the over-subscription rights and we received proceeds of $500 million. Of these additional depositary units distributed pursuant to the rights offering, Mr. Icahn and his affiliates received 12,995,584 additional depositary units.
The issuance and sale of the depositary units in connection with the rights offering in December 2011 are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3 (File No. 333-178249) filed with the SEC by Icahn Enterprises on December 1, 2011 and declared effective by the SEC on December 27, 2011.

15.	Segment and Geographic Reporting.
As of December 31, 2013, our nine operating segments, which also constitute our reporting segments, are: (1) Investment; (2) Automotive; (3) Energy; (4) Metals; (5) Railcar; (6) Gaming; (7) Food Packaging; (8) Real Estate and (9) Home Fashion. Our determination of what constitutes an operating segment is based on the various industries in which our businesses operate and how we manage those businesses in accordance with our investment strategy. We assess and measure segment operating results based on net income from continuing operations attributable to Icahn Enterprises and Icahn Enterprises Holdings, as disclosed below. Certain terms of financings for certain of our segments impose restrictions on the segments' ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions. See Note 4, “Operating Units,” for a detailed description of each of our reporting segments.
In addition to our nine reporting segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.
Our Investment segment acquired a controlling interest in Tropicana on November 15, 2010 and, accordingly, we consolidated the results of Tropicana effective November 15, 2010. Effectively April 29, 2011, we directly owned the controlling interesting in Tropicana through a distribution-in-kind transaction from our Investment segment. Our management evaluates the aggregate performance of the Investment segment with all of its investments stated on a fair value basis, including its investment in Tropicana. Accordingly, although we are required to consolidate the results of Tropicana effective November 15, 2010 and separately report their results as part of our Gaming segment, the column representing our Investment segment's results include the investment in Tropicana on a fair value basis for the periods November 15, 2010 through April 29, 2011. For such period, we eliminate the fair value effects of Tropicana in the column labeled “Eliminations.”

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Icahn Enterprises' condensed statements of operations by reporting segment for the years ended December 31, 2013, 2012 and 2011 are presented below:

	Year Ended December 31, 2013
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$6,905	$8,986	$929	$408	$—	$371	$2	$184	$—	$17,785
Other revenues from operations	—	—	—	—	331	575	—	82	—	—	988
Net gain (loss) from investment activities	1,850	—	—	—	2	—	—	—	—	(158)	1,694
Interest and dividend income	178	3	1	—	9	1	—	—	—	2	194
Other income (loss), net	3	(32)	76	—	(6)	(5)	(25)	1	3	6	21
	2,031	6,876	9,063	929	744	571	346	85	187	(150)	20,682
Expenses:
Cost of goods sold	—	5,885	8,204	948	326	—	285	—	161	—	15,809
Other expenses from operations	—	—	—	—	160	294	—	50	—	—	504
Selling, general and administrative	119	749	137	27	39	238	47	12	31	18	1,417
Restructuring	—	40	—	—	—	—	—	—	10	—	50
Impairment	—	8	—	2	—	3	—	2	1	—	16
Interest expense	10	111	48	—	49	14	22	4	—	302	560
	129	6,793	8,389	977	574	549	354	68	203	320	18,356
Income (loss) before income tax benefit (expense)	1,902	83	674	(48)	170	22	(8)	17	(16)	(470)	2,326
Income tax benefit (expense)	—	180	(195)	20	(31)	(3)	51	—	—	96	118
Net income (loss)	1,902	263	479	(28)	139	19	43	17	(16)	(374)	2,444
Less: net (income) loss attributable to non-controlling interests	(1,090)	(13)	(190)	—	(109)	(6)	(11)	—	—	—	(1,419)
Net income (loss) attributable to Icahn Enterprises	$812	$250	$289	$(28)	$30	$13	$32	$17	$(16)	$(374)	$1,025

Supplemental information:
Capital expenditures	$—	$380	$256	$15	$424	$57	$20	$2	$7	$—	$1,161
Depreciation and amortization(1)	$—	$296	$208	$26	$92	$34	$21	$23	$8	$—	$708

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2012
	Investment	Automotive	Energy(2)	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$6,664	$5,703	$1,102	$530	$—	$343	$4	$228	$—	$14,574
Other revenues from operations	—	—	—	—	256	613	—	82	—	—	951
Net gain from investment activities	314	—	—	—	2	—	—	—	—	27	343
Interest and dividend income	85	5	1	—	11	1	—	—	—	—	103
Other (loss) income, net	(1)	8	(185)	1	—	(3)	(2)	2	3	2	(175)
	398	6,677	5,519	1,103	799	611	341	88	231	29	15,796
Expenses:
Cost of goods sold	—	5,753	4,848	1,116	419	—	263	1	206	—	12,606
Other expenses from operations	—	—	—	—	141	312	—	49	—	—	502
Selling, general and administrative	24	710	112	28	37	250	45	14	37	18	1,275
Restructuring	—	26	—	—	—	—	1	—	4	—	31
Impairment	—	98	—	18	—	2	—	—	11	—	129
Interest expense	2	141	39	—	68	13	21	5	—	283	572
	26	6,728	4,999	1,162	665	577	330	69	258	301	15,115
Income (loss) before income tax benefit (expense)	372	(51)	520	(59)	134	34	11	19	(27)	(272)	681
Income tax benefit (expense)	—	29	(182)	1	(42)	(4)	(5)	—	—	284	81
Net income (loss)	372	(22)	338	(58)	92	30	6	19	(27)	12	762
Less: net income attributable to non-controlling interests	(215)	(2)	(75)	—	(63)	(9)	(2)	—	—	—	(366)
Net income (loss) attributable to Icahn Enterprises	$157	$(24)	$263	$(58)	$29	$21	$4	$19	$(27)	$12	$396

Supplemental information:
Capital expenditures	$—	$387	$138	$24	$302	$44	$39	$2	$—	$—	$936
Depreciation and amortization(1)	$—	$289	$128	$26	$83	$32	$18	$23	$8	$—	$607

	Year Ended December 31, 2011
	Investment	Automotive	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$6,910	$1,095	$453	$—	$339	$8	$322	$—	$—	$9,127
Other revenues from operations	—	—	—	228	624	—	81	—	—	—	933
Net gain from investment activities	1,887	—	—	—	—	—	—	—	27	(9)	1,905
Interest and dividend income	110	6	—	12	1	—	—	—	2	(5)	126
Other (loss) income, net	(101)	21	1	(2)	(1)	(1)	1	3	7	—	(72)
	1,896	6,937	1,096	691	624	338	90	325	36	(14)	12,019
Expenses:
Cost of goods sold	—	5,822	1,068	410	—	263	3	305	—	—	7,871
Other expenses from operations	—	—	—	129	329	—	47	—	—	—	505
Selling, general and administrative	37	736	25	34	254	43	16	61	31	—	1,237
Restructuring	—	5	—	—	—	—	—	6	—	—	11
Impairment	—	48	—	—	5	—	—	18	—	—	71
Interest expense	15	141	—	74	9	21	6	1	223	—	490
	52	6,752	1,093	647	597	327	72	391	254	—	10,185
Income (loss) before income tax (expense) benefit	1,844	185	3	44	27	11	18	(66)	(218)	(14)	1,834
Income tax (expense) benefit	—	(17)	3	(4)	(3)	(5)	—	—	(8)	—	(34)
Net income (loss)	1,844	168	6	40	24	6	18	(66)	(226)	(14)	1,800
Less: net (income) loss attributable to non-controlling interests	(971)	(47)	—	(38)	(11)	(2)	—	10	—	9	(1,050)
Net income (loss) attributable to Icahn Enterprises	$873	$121	$6	$2	$13	$4	$18	$(56)	$(226)	$(5)	$750

Supplemental information:
Capital expenditures	$—	$348	$25	$49	$34	$37	$1	$—	$—	$—	$494
Depreciation and amortization(1)	$—	$284	$23	$81	$32	$16	$23	$10	$—	$—	$469

(1)
Excludes amounts related to the amortization of debt discounts and premiums included in interest expense in the amounts of $34 million, $28 million and $39 million for the years ended December 31, 2013, 2012 and 2011, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	We consolidated CVR effective May 4, 2012.

Icahn Enterprises' condensed balance sheets by reporting segment as of December 31, 2013 and 2012 are presented below:

	December 31, 2013
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$3	$761	$842	$31	$417	$359	$19	$32	$16	$782	$3,262
Cash held at consolidated affiliated partnerships and restricted cash	321	—	—	4	27	31	1	3	6	3	396
Investments	11,826	253	—	—	31	34	—	—	—	117	12,261
Accounts receivable, net	—	1,297	242	62	34	10	67	3	35	—	1,750
Inventories, net	—	1,068	527	85	90	—	72	—	60	—	1,902
Property, plant and equipment, net	—	2,038	2,684	129	1,889	444	156	656	78	3	8,077
Goodwill and intangible assets, net	—	1,715	1,307	9	7	67	11	68	3	—	3,187
Other assets	47	413	146	14	52	51	79	18	24	66	910
Total assets	$12,197	$7,545	$5,748	$334	$2,547	$996	$405	$780	$222	$971	$31,745
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$757	$1,763	$1,550	$57	$204	$132	$80	$18	$31	$351	$4,943
Securities sold, not yet purchased, at fair value	884	—	—	—	—	—	—	—	—	—	884
Due to brokers	2,203	—	—	—	—	—	—	—	—	—	2,203
Post-employment benefit liability	—	1,072	—	1	5	—	33	—	—	—	1,111
Debt	—	2,586	676	3	1,448	298	217	51	—	4,016	9,295
Total liabilities	3,844	5,421	2,226	61	1,657	430	330	69	31	4,367	18,436

Equity attributable to Icahn Enterprises	3,696	1,660	1,926	273	591	392	55	711	191	(3,403)	6,092
Equity attributable to non-controlling interests	4,657	464	1,596	—	299	174	20	—	—	7	7,217
Total equity	8,353	2,124	3,522	273	890	566	75	711	191	(3,396)	13,309
Total liabilities and equity	$12,197	$7,545	$5,748	$334	$2,547	$996	$405	$780	$222	$971	$31,745

	December 31, 2012
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$14	$467	$896	$14	$244	$243	$31	$87	$67	$1,045	$3,108
Cash held at consolidated affiliated partnerships and restricted cash	913	—	—	4	20	15	1	2	6	2	963
Investments	5,084	240	—	—	57	35	—	—	14	61	5,491
Accounts receivable, net	—	1,375	211	102	50	13	62	5	36	—	1,854
Inventories, net	—	1,074	528	122	110	—	61	—	60	—	1,955
Property, plant and equipment, net	—	1,971	2,648	142	1,564	431	154	665	83	3	7,661
Goodwill and intangible assets, net	—	1,782	1,327	11	7	68	12	78	3	—	3,288
Other assets	582	373	133	22	186	47	34	15	22	198	1,612
Total assets	$6,593	$7,282	$5,743	$417	$2,238	$852	$355	$852	$291	$1,309	$25,932
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$152	$1,859	$1,535	$73	$164	$134	$74	$18	$35	$178	$4,222
Securities sold, not yet purchased, at fair value	533	—	—	—	—	—	—	—	—	—	533
Due to brokers	—	—	—	—	—	—	—	—	—	—	—
Post-employment benefit liability	—	1,409	—	3	10	—	66	—	—	—	1,488
Debt	—	2,805	926	3	1,600	171	215	71	—	4,082	9,873
Total liabilities	685	6,073	2,461	79	1,774	305	355	89	35	4,260	16,116

Equity attributable to Icahn Enterprises	2,387	860	2,383	338	257	379	(3)	763	256	(2,951)	4,669
Equity attributable to non-controlling interests	3,521	349	899	—	207	168	3	—	—	—	5,147
Total equity	5,908	1,209	3,282	338	464	547	—	763	256	(2,951)	9,816
Total liabilities and equity	$6,593	$7,282	$5,743	$417	$2,238	$852	$355	$852	$291	$1,309	$25,932

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our segments' geographic net sales from external customers, other revenues from operations and property, plant and equipment, net for the periods indicated:

	Net Sales			Other Revenues From Operations			Property, Plant and Equipment, Net
	Year Ended December 31,			Year Ended December 31,			December 31,
	2013	2012	2011	2013	2012	2011	2013	2012
	(in millions)
United States	$13,171	$10,202	$4,459	$937	$914	$900	$6,207	$5,959
Germany	1,339	1,175	1,302	—	—	—	425	403
Other	3,275	3,197	3,366	51	37	33	1,445	1,299
	$17,785	$14,574	$9,127	$988	$951	$933	$8,077	$7,661
(1) Geographic location is based on location of the customer and location of the asset.
Icahn Enterprises Holdings
Due to the structure of our business, the consolidated results of operations for Icahn Enterprises and Icahn Enterprises Holdings are substantially the same. Differences primarily relate to non-cash portions of interest expense, and are only reflected in the results of operations for our Holding Company. See Note 11, "Debt," for additional information. Segment information for Icahn Enterprises Holdings is presented below for significant financial statement line items affected by these differences.

	Year Ended December 31,									December 31,
	2013			2012			2011			2013	2012
	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Total Assets	Total Assets
	(in millions)									(in millions)
Investment	$10	$1,902	$812	$2	$372	$157	$15	$1,844	$873	$12,197	$6,593
Automotive	111	263	250	141	(22)	(24)	141	168	121	7,545	7,282
Energy	48	479	289	39	338	263	—	—	—	5,748	5,743
Metals	—	(28)	(28)	—	(58)	(58)	—	6	6	334	417
Railcar	49	139	30	68	92	29	74	40	2	2,547	2,238
Gaming	14	19	13	13	30	21	9	24	13	996	852
Food Packaging	22	43	32	21	6	4	21	6	4	405	355
Real Estate	4	17	17	5	19	19	6	18	18	780	852
Home Fashion	—	(16)	(16)	—	(27)	(27)	1	(66)	(56)	222	291
Holding Company	302	(374)	(374)	282	13	13	222	(225)	(225)	987	1,323
Eliminations	—	—	—	—	—	—	—	(14)	(5)	—	—
Consolidated	$560	$2,444	$1,025	$571	$763	$397	$489	$1,801	$751	$31,761	$25,946
Amounts related to the amortization of debt discounts and premiums included in interest expense for the consolidated results of Icahn Enterprises Holdings were $34 million, $27 million and $38 million for the years ended December 31, 2013, 2012 and 2011, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Income Taxes.
The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows:

	Icahn Enterprises		Icahn Enterprises Holdings
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)		(in millions)
Book basis of net assets	$6,092	$4,669	$6,114	$4,691
Book/tax basis difference	(2,248)	(1,840)	(2,248)	(1,840)
Tax basis of net assets	$3,844	$2,829	$3,866	$2,851
Our corporate subsidiaries recorded the following income tax benefit (expense) attributable to continuing operations for our taxable subsidiaries:

	Year Ended December 31,
	2013	2012	2011
Continuing Operations	(in millions)
Current:
Domestic	$22	$(104)	$(1)
International	(61)	(53)	(45)
Total current	(39)	(157)	(46)
Deferred:
Domestic	146	191	4
International	11	47	8
Total deferred	157	238	12
	$118	$81	$(34)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows:

	December 31,
	2013	2012
	(in millions)
Deferred tax assets:
Property, plant and equipment	$141	$146
Net operating loss	1,137	1,163
Tax credits	166	134
Post-employment benefits, including pensions	303	441
Reorganization costs	27	51
Other	242	311
Total deferred tax assets	2,016	2,246
Less: Valuation allowance	(1,216)	(1,550)
Net deferred tax assets	$800	$696

Deferred tax liabilities:
Property, plant and equipment	$(216)	$(644)
Intangible assets	(187)	(377)
Investment in partnerships	(1,242)	(303)
Investment in U.S. subsidiaries	(307)	(307)
Other	(13)	(27)
Total deferred tax liabilities	(1,965)	(1,658)
	$(1,165)	$(962)

We recorded deferred tax assets and deferred tax liabilities of $229 million and $1,394 million, respectively, as of December 31, 2013 and $373 million and $1,335 million, respectively, as of December 31, 2012. Deferred tax assets are included in other assets in our consolidated balance sheets.
We analyze all positive and negative evidence to consider whether it is more likely than not that all of the deferred tax assets will be realized.  Projected future income, tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment.  As of December 31, 2013 we had a valuation allowance of approximately $1.2 billion primarily related to tax loss and credit carryforwards, post-retirement benefits and other deferred tax assets.  The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances.  These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. For 2013, the valuation allowance on deferred tax assets decreased by $334 million. The decrease is primarily attributable to $279 million recorded by our Automotive segment and $55 million recorded by Food Packaging segment. For 2012, the valuation allowance on deferred tax assets increased by $147 million. The increase was primarily attributable to $399 million recorded by our Automotive segment, offset in part by a $221 million decrease recorded by American Entertainment Properties Corp. ("AEPC"), an indirect wholly owned subsidiary of ours, and decreases in the valuation allowance of $31 million recorded by other segments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the effective tax rate on continuing operations as shown in the consolidated statements of operations to the federal statutory rate is as follows:

	Years Ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
Foreign Operations	1.3	0.7	0.8
Valuation allowance	(15.4)	14.8	(0.6)
Gain on settlement of liabilities subject to compromise	—	(51.7)	(1.4)
Income not subject to taxation	(25.4)	(12.6)	(31.4)
Other	(0.6)	1.9	(0.5)
	(5.1)%	(11.9)%	1.9%
Automotive
Federal-Mogul did not record taxes on its undistributed earnings from foreign subsidiaries of $824 million at December 31, 2013 since these earnings are considered to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
As of December 31, 2013, Federal-Mogul had $761 million of cash and cash equivalents, of which $224 million was held by foreign subsidiaries. In accordance with FASB ASC 740-30-25-17 through 19, Federal-Mogul asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, Federal-Mogul will accrue any applicable taxes in the period when it no longer intends to indefinitely reinvest these funds. Federal-Mogul expects that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.
Federal-Mogul continues to maintain a valuation allowance related to its net deferred tax assets in multiple jurisdictions. As of December 31, 2013, our Automotive segment had valuation allowances of $846 million related to tax loss and credit carryforwards. The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances in certain countries. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. The future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
At December 31, 2013, our Automotive segment had a deferred tax asset before valuation allowance of $887 million for tax loss carryforwards and tax credits, including approximately $497 million in the United States with expiration dates from fiscal 2014 through fiscal 2032; $200 million in the United Kingdom with no expiration date; and $190 million in other jurisdictions with various expiration dates.
During 2013, IEH FM Holdings LLC, the parent company of Federal-Mogul, was contributed to American Entertainment Properties Corp. ("AEPC") in a tax-free transaction. Pursuant to the contribution and additional shares purchased, AEPC owns more than 80% of Federal-Mogul and Federal-Mogul is now included in the federal income tax consolidated group of AEPC. Positive and negative evidence was evaluated and AEPC was able to conclude that it was more likely than not to realize a portion of the Federal-Mogul deferred tax assets as part of the consolidated U.S. tax filing and released $287 million of valuation allowance.
Energy
On May 19, 2012, CVR became a member of the consolidated federal tax group of AEPC. At December 31, 2013, CVR has Kansas state income tax credits of approximately $5 million, which are available to reduce future Kansas state regular income taxes. These credits, if not used, will expire in 2029. Additionally, CVR has Oklahoma state income tax credits of approximately $9 million which are available to reduce future Oklahoma state regular income taxes. These credits have an indefinite life.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gaming, Home Fashion, Food Packaging and Other
At December 31, 2013, AEPC, which includes CVR, Metals, Home Fashion and Real Estate segments, among others, had $728 million of net operating loss carryforwards with expiration dates from years 2026 through 2031. During 2012, WPH merged into a newly formed single member limited liability company owned by AEPC. The merger constituted a tax free reorganization. In addition, AEPC acquired a controlling interest in CVR during 2012. CVR has a history of significant earnings and projections of future earnings. Pursuant to these transactions, AEPC evaluated all positive and negative evidence associated with its deferred tax assets and, primarily as a result of the merger of WPH and the change in estimated future earnings from the acquisition of CVR, AEPC concluded it was more likely than not that all of the federal net operating loss carryforward related to our Home Fashion segment would be realized. Accordingly, during 2012, AEPC reversed $221 million of valuation allowance related to our Home Fashion segment's deferred tax assets. Due to separate company net operating loss limitations, AEPC could not determine that it was more likely than not to realize some of the state net operating loss carryforwards and the federal net operating loss carryforward from other segments. The valuation allowance on these deferred tax assets is approximately $52 million as of December 31, 2013.
At December 31, 2013, Viskase had U.S. federal and state net operating loss carryforwards of $95 million which will begin expiring in the year 2024 and forward, and foreign net operating loss carryforwards of $15 million with an unlimited carryforward period. During the fourth quarter of 2013, Viskase's management determined that it was more likely than not that all of the deferred tax assets would be fully realized based on the expectation of positive evidence and projected income in future years. Accordingly, Viskase released all $55 million of its valuation allowance on deferred tax assets.
Viskase did not record taxes on its undistributed earnings from foreign subsidiaries of $53 million at December 31, 2013 since these earnings are considered to be permanently reinvested. Viskase may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
At December 31, 2013, ARI had state net operating losses of $4 million, which expires between 2014 and 2031. ARI considers its Canadian earnings to be permanently reinvested, and therefore has not recorded a provision for U.S. income tax or foreign withholding taxes on the cumulative earnings of its Canadian subsidiary. Such undistributed earnings from ARI's Canadian subsidiary have been included in consolidated retained earnings of $3 million and $2 million for December 31, 2013 and 2012, respectively. If ARI were to change its intentions and such earnings were remitted to the U.S., these earnings would be subject to U.S. income taxes. However, as of December 31, 2013 and 2012 foreign tax credits would be available to offset these taxes such that the U.S. tax impact would be insignificant.
Tropicana has federal NOL carryforwards pursuant to the purchase of Adamar of New Jersey, Inc. (“Adamar”). Internal Revenue Code Section 382 (“Code 382”) places certain limitations on the annual amount of NOL carryforwards that can be utilized when a change of ownership occurs. Tropicana believes its purchase of Adamar was a change in ownership pursuant to Code 382. As a result of the annual limitation, the NOL carryforward amount available to be used in future periods is approximately $185 million and will begin to expire in the year 2028 and forward. As of December 31, 2013, Tropicana could not determine that it was more likely than not that it would utilize its NOL carryforwards before expiration and accordingly has established a full valuation allowance.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Uncertainty in Income Taxes
A summary of the changes in the gross amounts of unrecognized tax benefits for the fiscal years ended December 31, 2013, 2012 and 2011 are as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Balance at January 1	$113	$388	$407
Addition based on tax positions related to the current year	23	23	7
Acquisition of CVR	—	18	—
Increase for tax positions of prior years	6	15	27
Decrease for tax positions of prior years	(9)	(15)	(20)
Decrease for statute of limitation expiration	(1)	(14)	(9)
Settlements	1	(301)	(21)
Impact of currency translation and other	(1)	(1)	(3)
Balance at December 31	$132	$113	$388

At December 31, 2013, 2012 and 2011, we had unrecognized tax benefits of $132 million, $113 million and $388 million, respectively. Of these totals, $71 million, $54 million and $71 million represents the amount of unrecognized tax benefits that if recognized, would affect the annual effective tax rate in the respective periods. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.
During the next 12 months, Federal-Mogul believes that it is reasonably possible that unrecognized tax benefits of Federal-Mogul may decrease by approximately $25 million due to audit settlements or statute expirations, of which approximately $5 million, if recognized, could impact the effective tax rate. We do not anticipate any significant changes to the amount of our unrecognized tax benefits in our other business segments during the next 12 months.
We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. We recorded $27 million, $17 million and $14 million as of December 31, 2013, 2012 and 2011, respectively, in liabilities for tax related net interest and penalties in our consolidated balance sheets. Income tax expense related to interest and penalties were $8 million for 2013 and $3 million for each of 2012 and 2011. We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We and our subsidiaries are no longer subject to U.S. federal tax examinations for years before 2010 or state and local examinations for years before 2008, with limited exceptions. We, or our subsidiaries, are currently under various income tax examinations in several states and foreign jurisdictions, but are no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2005.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Employment Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance at December 31, 2012	$(639)	$(34)	$(309)	$(982)
Other comprehensive income (loss) before reclassifications, net of tax	202	(7)	(8)	187
Reclassifications from accumulated other comprehensive loss to earnings(1)	(27)	15	2	(10)
Other comprehensive income (loss), net of tax	175	8	(6)	177
Balance at December 31, 2013	$(464)	$(26)	$(315)	$(805)

(1) Refer to Note 13, "Pension, Other Post-employment Benefits and Employee Benefit Plans," and Note 8, "Financial Instruments," for additional information with respect to reclassifications from accumulated other comprehensive loss to earnings relating to post-employment benefits, net of tax and hedge instruments, net of tax, respectively. Such items do not represent reclassifications in their entirety.

18.	Other Income (Loss), Net.
Other income (loss), net consists of the following:

	Icahn Enterprises			Icahn Enterprises Holdings
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(in millions)			(in millions)
Loss on extinguishment of debt	$—	$(10)	$—	$—	$(10)	$—
Realized and unrealized loss on derivatives, net	57	(190)	—	57	(190)	—
Tax settlement loss	(23)	—	—	(23)	—	—
Dividend expense related to securities sold, not yet purchased	—	(4)	(86)	—	(4)	(86)
Net (loss) gain on disposition of assets	(56)	5	1	(56)	5	1
Appreciation on deferred management fee	—	—	(13)	—	—	(13)
Equity earnings from non-consolidated affiliates	26	35	30	26	35	30
Foreign currency translation loss	(12)	(9)	(9)	(12)	(9)	(9)
Other	29	(2)	5	29	(2)	5
	$21	$(175)	$(72)	$21	$(175)	$(72)
The net (loss) gain on disposition of assets for 2013 included in the above table primarily relates to various divestitures by our Automotive segment. During the first quarter of 2013, our Automotive segment recorded a loss on divestiture of $48 million related to the disposal of its sintered components operations located in France. During the second quarter of 2013, our Automotive segment recorded a loss on divestiture of $6 million related to its connecting rod manufacturing facility located in Canada and its camshaft foundry located in the United Kingdom. During the third quarter of 2013, our Automotive segment recorded a loss on divestiture relating to its fuel pump business of $6 million, which is net of a $19 million OPEB curtailment gain, as discussed further in Note 13, "Pension, Other Post-employment Benefits and Employee Benefit Plans." Because the financial results from the disposition of these businesses were not material, individually or in the aggregate, to our consolidated

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial statements, we did not reflect the dispositions of these businesses as discontinued operations in either the current period or on a retrospective basis.
During the second quarter of 2013, our Food Packaging segment recorded a loss of $23 million related to the settlement of a certain tax matter. See Note 19, "Commitments and Contingencies - Food Packaging," for further discussion.

19.	Commitments and Contingencies.
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
Dell Inc.
On August 1, 2013, High River Limited Partnership and each of the Investment Funds (collectively, the “Icahn Parties”), filed an action in the Court of Chancery of the State of Delaware ("Court") against Dell Inc., (“Dell”), and the members of its board of directors, including Michael Dell (the “Dell Board”).  The complaint challenges certain actions taken by the Dell Board in relation to a going-private merger (the “Merger”) and an alternative recapitalization of Dell proposed by the Icahn Parties and others.  In particular the complaint challenges actions taken by the Dell Board in relation to a special meeting to vote on the Merger and the failure of the Dell Board to hold an annual meeting of stockholders at which the Icahn Parties and others intended to seek stockholders approval of new directors who would support the recapitalization proposal.  The complaint seeks both injunctive and declaratory relief. On August 16, 2013, the Court held a conference on the Icahn Parties' motion for expedition.  It denied that motion, finding that the complaint did not establish a sufficiently colorable claim to require expedition.  The Court thereafter entered a stipulated order setting the date for Dell's 2013 annual meeting. Following the Court conference the parties entered a stipulation extending defendants time to respond to the complaint.  The Icahn Parties voluntarily dismissed the action on January 10, 2014.
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
Total environmental liabilities, determined on an undiscounted basis, were $14 million and $15 million at December 31, 2013 and 2012, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At December 31, 2013, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $44 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $26 million and $29 million at December 31, 2013 and 2012, respectively, for ARO's, primarily related to anticipated costs of removing hazardous building materials at its facilities, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
Energy
Unconditional Purchase Obligations
The minimum required payments for CVR's unconditional purchase obligations are as follows:

Unconditional Purchase Obligations(1)
(in millions)
2014	$121
2015	110
2016	102
2017	101
2018	101
Thereafter	883
$1,418
(1)This amount includes $973 million payable ratably over nine years pursuant to petroleum transportation service agreements between CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM receives transportation for at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.
Unconditional Purchase Obligations
CVR leases various equipment, including rail cars, and real properties under long-term operating leases expiring at various dates. For the year ended December 31, 2013 and the period May 5, 2012 through December 31, 2012, lease expense approximated $9 million and $6 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, CVR has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.

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
Litigation
From time to time, CVR is involved in various lawsuits arising in the normal course of business, including matters such as those described below under, "Environmental, Health and Safety Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that CVR's management estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. In the opinion of CVR management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect. There can be no assurance that CVR management's beliefs or opinions with respect to liability for potential litigation matters are accurate.
Samson Resources Company, Samson Lone Star, LLC and Samson Contour Energy E&P, LLC (together, "Samson") filed fifteen lawsuits in federal and state courts in Oklahoma and two lawsuits in state courts in New Mexico against CRRM and other defendants between March 2009 and July 2009. In addition, in May 2010, separate groups of plaintiffs (the "Anstine and Arrow cases") filed two lawsuits against CRRM and other defendants in state court in Oklahoma and Kansas. All of the lawsuits filed in state court were removed to federal court. All of the lawsuits (except for the New Mexico suits, which remained in federal court in New Mexico) were then transferred to the Bankruptcy Court for the United States District Court for the District of Delaware, where the SemGroup bankruptcy resides. In March 2011, CRRM was dismissed without prejudice from the New Mexico suits. All of the lawsuits alleged that Samson or other respective plaintiffs sold crude oil to a group of companies, which generally are known as SemCrude or SemGroup (collectively, "Sem"), which later declared bankruptcy and that Sem has not paid such plaintiffs for all of the crude oil purchased from Sem. The Samson lawsuits further alleged that Sem sold some of the crude oil purchased from Samson to J. Aron & Company ("J. Aron") and that J. Aron sold some of this crude oil to CRRM. All of the lawsuits sought the same remedy, the imposition of a trust, an accounting and the return of crude oil or the proceeds therefrom. The amount of the plaintiffs' alleged claims is unknown since the price and amount of crude oil sold by the plaintiffs and eventually received by CRRM through Sem and J. Aron, if any, is unknown. CRRM timely paid for all crude oil purchased from J. Aron. On January 26, 2011, CRRM and J. Aron entered into an agreement whereby J. Aron agreed to indemnify and defend CRRM from any damage, out-of-pocket expense or loss in connection with any crude oil involved in the lawsuits which CRRM purchased through J. Aron, and J. Aron agreed to reimburse CRRM's prior attorney fees and out-of-pocket expenses in connection with the lawsuits. The indemnification agreement does not provide reimbursement for any damages that CRRM may be liable for in connection with any purchases it made directly from Sem. Samson and CRRM entered a stipulation of dismissal with respect to all of the Samson cases and the Samson cases were dismissed with prejudice on February 8, 2012. The dismissal does not pertain to the Anstine and Arrow cases. In February 2013, CRRM agreed to settlement in the Anstine and Arrow cases which was finalized with the plaintiffs in June 2013, and CRRM was dismissed with prejudice. The settlement did not have a material adverse effect on our consolidated financial statements.
On June 21, 2012, Goldman, Sachs & Co. (“GS”) filed suit against CVR in state court in New York, alleging that CVR failed to pay GS approximately $18.5 million in fees allegedly due to GS by CVR pursuant to an engagement letter dated March 21, 2012, which according to the allegations set forth in the complaint, provided that GS was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's common stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of December 31, 2013 and 2012.
On August 10, 2012, Deutsche Bank (“DB”) filed suit against CVR in state court in New York, alleging that CVR failed to pay DB $18.5 million in fees allegedly due to DB by CVR pursuant to an engagement letter dated March 23, 2012, which

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

according to the allegations set forth in the complaint, provided that DB was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of December 31, 2013 and 2012.
On December 17, 2012, Gary Community Investment Company, f/k/a The Gary-Williams Company and GWEC Holding Company, Inc. (referred to herein collectively as “Gary-Williams”) filed a lawsuit in the Supreme Court of New York, New York County (Gary Community Investment Co. v. CVR Energy, Inc., No. 654401/12) against CVR and CRLLC (referred to collectively for purposes of this paragraph as “CVR”). The action arose out of claims relating to CVR’s purchase of the Wynnewood, Oklahoma refinery pursuant to the Purchase and Sale Agreement entered into by the parties on November 2, 2011 (the “Purchase Agreement”). Specifically, CVR had provided notice to Gary-Williams that it sought indemnification for various breaches of the Purchase Agreement and had subsequently made a claim notice for payment of the entire escrow property pursuant to the Escrow Agreement by and among Gary-Williams, CRLLC and the escrow agent, dated as of December 15, 2011. Gary-Williams, in its lawsuit, alleged that CVR breached the Purchase Agreement and the Escrow Agreement, and sought a declaratory judgment that CVR’s claims are without any legal basis, damages in an unspecified amount, and release of the full amount of the escrow property to Gary-Williams.
In November 2013, each of the claims related to the Purchase Agreement and Escrow Agreement were settled by CVR and Gary-Williams, and the lawsuit was subsequently dismissed. Funds received by CVR from the Escrow Agreement under the settlement were not material and are included in other income, net in our consolidated statement of operations for the year ended December 31, 2013.
CRNF received a ten-year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of $11 million per year for each of the years ended December 31, 2008 and 2009, $12 million for the year ended December 31, 2010 and $11 million for each of the years ended December 31, 2011 and 2012. CRNF protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals ("COTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2008 through 2012. The Kansas Court of Appeals, in a memorandum opinion dated August 9, 2013, reversed the COTA decision, in part and remanded the case to COTA instructing COTA to classify each asset on an asset by asset basis instead of making a broad determination that the entire plant was real property as COTA did originally. CRNF believes that when that asset by asset determination is done, the majority of the plant will be classified as personal property which would result in significantly lower property taxes for CRNF for 2008 and for those years after the conclusion of the property tax settlement noted below as compared to the taxes paid by CRNF prior to the settlement. The County filed a motion for rehearing with the Kansas Court of Appeals seeking reconsideration of the Court’s August 9, 2013 decision and that motion was denied. The County has also filed a petition for review with the Kansas Supreme Court and that petition is pending.
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
Flood, Crude Oil Discharge and Insurance
Crude oil was discharged from CVR's Coffeyville refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. In May 2008, in connection with the discharge, CVR received in May 2008, notices of claims from 16 private claimants under the Oil Pollution Act ("OPA") in an aggregate amount of approximately $4 million ((plus punitive damages). In August 2008, those claimants filed suit against CVR in the United States District Court for the District of Kansas in Wichita (the "Angleton Case"). In October 2009 and June 2010, companion cases to the Angleton Case were filed in the United States District Court for the District of Kansas in Wichita, seeking a total of approximately $3 million (plus punitive damages) for three additional plaintiffs as a result of the July 1, 2007 crude oil discharge. CVR has settled all of the claims with the plaintiffs from the Angleton Case and has settled all but one of the plaintiffs from the companion cases. The settlements did not have a material adverse effect on our consolidated financial

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements. CVR believes that the resolution of the remaining claim will not have a material adverse effect on our consolidated financial statements.
As a result of the crude oil discharge that occurred on July 1, 2007, CVR entered into an administrative order on consent (the "Consent Order") with the U.S. Environmental Protection Agency (the "EPA") on July 10, 2007. As set forth in the Consent Order, the EPA concluded that the discharge of crude oil from CVR's Coffeyville refinery caused an imminent and substantial threat to public health and welfare. Pursuant to the Consent Order, CVR agreed to perform specified remedial actions to respond to the discharge of crude oil from CVR's refinery. The substantial majority of all required remedial actions were completed by January 31, 2009. CVR prepared and provided its final report to the EPA in January 2011 to satisfy the final requirement of the Consent Order. In April 2011, the EPA provided CVR with a notice of completion indicating that CVR has no continuing obligations under the Consent Order, while reserving its rights to recover oversight costs and penalties.
On October 25, 2010, CVR received a letter from the United States Coast Guard on behalf of the EPA seeking $2 million in oversight cost reimbursement. CVR responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice (the "DOJ"), acting on behalf of the U.S. Environmental Protection Agency ("EPA") and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program (“RMP”), the Clean Water Act (“CWA”) and the OPA. CRRM has reached an agreement with the DOJ resolving its claims under the CWA and the OPA. The agreement is memorialized in a Consent Decree that was filed with and approved by the Court on February 12, 2013 and March 25, 2013, respectively (the “2013 Consent Decree”). On April 19, 2013, CRRM paid a civil penalty (including accrued interest) in the amount of $0.6 million related to the CWA claims and reimbursed the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make small capital upgrades to the Coffeyville refinery crude oil tank farm, develop flood procedures and provide employee training.
The parties also reached an agreement to settle DOJ’s claims related to alleged non-compliance with RMP. The agreement is memorialized in a separate consent decree that was filed with and approved by the Court on May 21, 2013 and July 2, 2013, respectively, and provided for a civil penalty of $0.3 million. On July 29, 2013, CRRM paid the civil penalty related to the RMP claims. The RMP consent decree also requires CRRM to conduct several audits related to compliance with RMP requirements.
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
CRRM, CRNF, Coffeyville Resources Crude Transportation, LLC ("CRCT"), Wynnewood Refining Company, LLC ("WRC") and Coffeyville Resources Terminal, LLC ("CRT") own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution and nitrogen fertilizer manufacturing. Therefore, CRRM, CRNF, CRCT, WRC and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act (“RCRA”), and related state laws, certain persons may be liable for the release or

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the OPA generally subjects owners and operators of facilities to strict, joint and several liability for all containment and clean-up costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States, which has been broadly interpreted to include most water bodies including intermittent streams.
CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). As of both December 31, 2013 and 2012, environmental accruals of $2 million were reflected in the consolidated balance sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders. Accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at December 31, 2013 and 2012. The accruals include estimated closure and post-closure costs of $1 million for the two landfills at both December 31, 2013 and 2012.
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
In 2007, the EPA promulgated the Mobile Source Air Toxic II (“MSAT II”) rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC are considered to be small refiners under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. As a result of our purchase of a controlling interest in CVR on May 4, 2012, CVR's MSATII projects have been accelerated by three months due to the loss of small refiner status. Total capital expenditures to comply with the rule are expected to be approximately $63 million for CRRM and $105 million for WRC. As of December 31, 2013, $25 million and $52 million have been spent related to these projects by CRRM and WRC, respectively.
The petroleum refining industry is subject to the Renewable Fuel Standard ("RFS"), which requires refiners to blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers ("RINs"), in lieu of blending. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. On August 6, 2013, the EPA announced that the final 2013 renewable fuel standard percentage would be 9.74%. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending, and in 2013, the Wynnewood refinery was subject to the RFS for the first time, unless the Wynnewood refinery receives a further extension of its "hardship" relief for 2013 based on the "disproportionate economic impact" of the rule on the Wynnewood refinery. From time to time, the petroleum business may purchase RINs on the open market or waiver credits for cellulosic biofuels from the EPA in order to comply with RFS. While the petroleum business cannot predict the future prices of RINs or waiver credits, the cost of purchasing RINs was extremely volatile in 2013, as the EPA's proposed 2013 renewable fuel volume mandates approached the "blend wall". The blend wall refers to limitations on adding increasing amounts of ethanol into the transportation fuel supply at volumes exceeding those achieved by the sale of nearly all gasoline as E10 (gasoline containing 10 percent ethanol by volume). The EPA has published the proposed volume mandates for 2014, which are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs has decreased significantly after the 2014 mandate was published; however, RIN prices have remained volatile and have increased in 2014. The cost of RINs for the year ended December 31, 2013 and the period May 5, 2012 through December 31, 2012 was $181 million and $14 million, respectively. As of December 31, 2013

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 2012, the petroleum business' biofuel blending obligation was $17 million and $1 million, respectively, which was recorded in accrued expenses and other liabilities on the consolidated balance sheets. The future cost of RINs for the petroleum business going forward is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at the its refineries, all of which can vary significantly from quarter to quarter.
In 2013, the EPA proposed "Tier 3" gasoline sulfur standards. Based on the proposed standards, CRRM anticipates it will incur less than $20 million of capital expenditures to install controls in order to meet the anticipated new standards. The project is expected to be completed during the Coffeyville refinery's next scheduled turnaround in 2016. It is not anticipated that the Wynnewood refinery will require additional controls or capital expenditures to meet the anticipated new standard.
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
In March 2012, CRRM entered into a "Second Consent Decree" with the EPA, which replaces the 2004 Consent Decree, as amended (other than certain financial assurance provisions associated with corrective action at the refinery and terminal under RCRA). The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012. The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA alleged industry-wide non-compliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees requiring the payment of civil penalties and the installation of air pollution control equipment and enhanced operating procedures. Under the Second Consent Decree, CVR was required to pay a civil penalty of less than $1 million and complete the installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. The remaining costs of complying with the Second Consent Decree are expected to be approximately $40 million. CRRM also agreed to complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of $1 million. The incremental capital expenditures associated with the Second Consent Decree will not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year time-frame.
WRC entered into a Consent Order with the Oklahoma Department of Environmental Quality (the "ODEQ") in August 2011 (the "Wynnewood Consent Order"). The Wynnewood Consent Order addresses certain historic Clean Air Act compliance issues related to the operations of the prior owner. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000 and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. A substantial portion of the costs of complying with the Wynnewood Consent Order were expended during the last turnaround. The remaining costs are expected to be approximately $3 million. In consideration for entering into the Wynnewood Consent Order, WRC received a release from liability from ODEQ for matters described in the ODEQ order.
From time to time, ODEQ conducts inspections of the Wynnewood refinery and identifies areas of alleged non-compliance. ODEQ routinely pursues enforcement related to the alleged non-compliance seeking civil penalties and injunctive relief, which may necessitate the installation of controls. In January 2014, ODEQ issued a full compliance evaluation report covering the period from December 2010 through June 2013, which attributed to GWEC ownership and operation and, in some cases, continued into CVR's ownership of the Wynnewood refinery. The agency has indicated that it will pursue enforcement related to the alleged non-compliance and that it expects to enter into a second Consent Order with CVR, which would necessitate the payment of a civil penalty and the implementation of injunctive relief to address the alleged non-compliance. The costs of any such enforcement action cannot be predicted at this time. However, based on our experience related to Clean Air Act enforcement and control requirements, CVR does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WRC has entered into a series of Clean Water Act consent orders with ODEQ. The latest Consent Order (the "CWA Consent Order"), which supersedes other consent orders, became effective in September 2011. The CWA Consent Order addresses alleged non-compliance by WRC with its Oklahoma Pollutant Discharge Elimination System permit limits. The CWA Consent Order requires WRC to take corrective action steps, including undertaking studies to determine whether the Wynnewood refinery's wastewater treatment plant capacity is sufficient. The Wynnewood refinery may need to install additional controls or make operational changes to satisfy the requirements of the CWA Consent Order. The cost of additional controls, if any, cannot be predicted at this time. However, based on our experience with wastewater treatment and controls, CVR does not anticipate that the costs of any required additional controls or operational changes would be material.
In January 2014, ODEQ issued a Notice of Violation to the Wynnewood refinery related to alleged violations of its OPDES permit. The costs of any related enforcement action cannot be predicted at this time. However, based on CVR's experience related to CWA enforcement, it does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
In January 2014, the EPA also issued an inspection report to the Wynnewood refinery related to a RCRA compliance evaluation inspection conducted in March 2013. The inspection report identified areas of concern for which EPA may take enforcement action. The costs of any related enforcement action cannot be predicted at this time. However, based on CVR's experiences related to RCRA enforcement, it does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the year ended December 31, 2013 and the period May 5, 2012 through December 31, 2012, capital expenditures were and $111 million and $21 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.
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
On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit during startup after a short outage as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler. Additionally, there has been no evidence of environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. The petroleum business completed an internal investigation of the incident and cooperated with OSHA in its investigation. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its citations to WRC. OSHA also placed WRC in its Severe Violators Enforcement Program (“SVEP”). WRC is vigorously contesting the citations and OSHA’s placement of WRC in the SVEP. Any penalties associated with OSHA’s citations are not expected to have a material adverse effect on our consolidated financial statements. On September 25, 2013, WRC agreed to pay a small civil penalty to settle rather than defend claims alleged by the EPA under the Clean Air Act's general duty clause related to the boiler incident. In addition to the above, the spouses of the two employees fatally injured have filed a civil lawsuit against WRC, CVR Refining and CVR Energy in Fort Bend County, Texas. The civil suit is in its preliminary stages and it is currently too early to assess a potential outcome.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $29 million at each of December 31, 2013 and 2012. Management believes, based on past

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
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
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  In addition, PSC Metals recently learned that its Knoxville location was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. Currently, PSC Metals cannot assess the impact of any cost or liability associated with these investigations. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of December 31, 2013 and 2012. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
In November and December of 2011, PSC Metals received three notices of violation from the Missouri Department of Natural Resources, or MDNR, for hazardous waste and water violations related to its Festus, Missouri location. PSC Metals has entered into a settlement with MDNR that resolves these notices of violation.   Currently, PSC Metals believes that it has established adequate reserves for the cost of this settlement.  In addition, PSC Metals believes that it has a claim for indemnification against the prior owner of the facility associated with the above-referenced notices of violation.
MDNR has undertaken sampling for lead at residences near PSC Metals' Festus yard.  MDNR has indicated to PSC Metals that this sampling was initiated in response to citizen complaints regarding its Festus yard.  PSC Metals was informed by MDNR that of the approximately 50 residences that were sampled and tested, 15 tested above residential standards for lead contamination and may require some amount of limited soil remediation. PSC Metals has entered into a settlement agreement with MDNR which resolves MNDR’s claims and requires limited soil remediation at these residences. As part of the settlement, PSC Metals is required to conduct soil sampling at 17 additional residential properties to assess whether those sites are above residential standards for lead contamination. Currently, PSC Metals believes that it has adequately reserved for the cost of remediation associated with its Festus yard and the residential areas near the yard. However, as sampling of the additional properties referenced above is on-going, PSC Metals cannot assess its liability with certainty at this time. Additionally, PSC Metals believes that liability for off-site contamination was retained by the prior owner of the Festus yard and it would have a claim for indemnification against the prior owner.
In 2011, PSC Metals entered into a consent decree with the EPA regarding PSC Metals' scrap processing facility located in Cleveland, Ohio. The EPA alleged that PSC Metals violated the requirements of Section 608 of the Clean Air Act, 42 USC Section 761, which requires scrap processors to either recover refrigerants from appliances in accordance with the procedures described in the applicable federal regulations or verify through certifications that refrigerants have previously been evacuated. The consent decree includes injunctive relief that, among other things, will require PSC Metals to offer refrigerant extraction services at 11 of its scrap processing facilities for the next three years.  PSC Metals estimates that the cost associated with the required injunctive relief will range from $0.8 million to $1.7 million, exclusive of a civil penalty of $199,000 assessed in connection with the consent decree which PSC Metals paid in 2011.
On April 3, 2013, two citizen groups filed a citizen suit under the Clean Water Act (the “CWA”) for alleged storm water and process water discharges at PSC Metals' Nashville, TN facility that the citizen groups allege violate the CWA and PSC Metals' storm water discharge permit. The CWA requires that to maintain a citizen suit, the citizen plaintiff must be able to show that the violations are on-going or are reasonably likely to reoccur. PSC Metals believes, based on its investigation to date, that the citizen plaintiffs cannot meet this burden. Based on reviewing the nature and extent of the allegations, PSC Metals currently cannot reasonably provide an estimate of range of loss.  PSC Metals intends to defend itself vigorously. PSC Metals received a subpoena from the DOJ regarding potential criminal violations of the CWA at PSC Metals’ Nashville facility.  In

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 2014, after reviewing the materials that PSC Metals provided and interviewing PSC Metals’ employees, the Department of Justice indicated that they will not pursue any further action in this matter.
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
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. The motion was argued in January 2012. In April 2012, the Court granted the Marsh Defendants' Motion for Summary Judgment dismissing Aztar's complaint with prejudice. Aztar subsequently filed a Motion for Reconsideration with the Court, which was denied. In September 2012, Aztar filed an appeal of the Court's decision to dismiss the case with the Superior Court of New Jersey, Appellate Division. In September 2013, the Superior Court of New Jersey, Appellate Division denied Aztar’s appeal substantially for the reasons set forth in the Court’s decision. Aztar has filed a Petition for Certification to the New Jersey Supreme Court, which petition is pending. Any recovery obtained by Aztar in this action will be recoverable by Tropicana as the current owner of Tropicana AC.
Tropicana AC Tax Appeal Settlement
In January 2013, Tropicana settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2008 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC was to receive approximately $50 million refund in the form of credits against annual real estate tax bills beginning in 2013 and ending in 2017. In addition, under the terms of the settlement, Tropicana AC was assessed at $700 million in 2013 and will be assessed at $680 million in 2014. The credits were to be front-loaded in 2013 and 2014 so that after the credits were applied, Tropicana AC paid approximately $2 million in taxes in 2013. Tropicana utilized $16 million of credits as a reduction to operating expenses in the year ended December 31, 2013. In addition, we expensed $4 million in professional fees related to this settlement in the year ended December 31, 2013. In January 2014, Tropicana received approximately $32 million in cash as payment to satisfy future credits.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Home Fashion
Environmental Matters
WPH is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPH's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPH estimated its environmental accruals to be $1 million at both December 31, 2013 and 2012.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 87.9% of Icahn Enterprises' outstanding depositary units as of December 31, 2013. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2013 and 2012. If the plans were voluntarily terminated, they would be underfunded by approximately $592 million and $130 million as of December 31, 2013 and 2012, respectively. As discussed in Note 4, "Operating Units - Automotive," as a result of the Federal-Mogul Rights Offering during the third quarter of 2013, we purchased additional shares of Federal-Mogul common stock, thereby increasing our ownership of Federal-Mogul to 80.7%. As a result, the underfunded termination liability balance includes Federal-Mogul effective in the third quarter of 2013. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
Starfire Holding Corporation ("Starfire"), which is 99.4% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group. The Starfire indemnity (which does not extend to pension liabilities of our subsidiaries that would be imposed on us as a result of our interest in these subsidiaries and not as a result of Mr. Icahn and his affiliates holding more than an 80% ownership interest in us, and as such would not extend to the unfunded pension termination liability for Federal-Mogul) provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Leases
Consolidated future minimum lease payments under operating leases with initial terms of one or more years consist of the following at December 31, 2013:

Year	Amount
(in millions)
2014	$77
2015	64
2016	56
2017	43
2018	34
Thereafter	114
$388

20.	Subsequent Events.
Icahn Enterprises
Debt Offerings
On January 21, 2014, the Issuers closed on our sale of $1.200 billion in aggregate principal amount of our 6% Senior Notes due 2020 (the “Additional 2020 Notes”), $1.275 billion in aggregate principal amount of our 4.875% Senior Notes due 2019 (the “2019 Notes”) and $1.175 billion in aggregate principal amount of our 3.500% Senior Notes due 2017 (the “2017 Notes” and together with the Additional 2020 Notes and the 2019 Notes, the “New Notes”) pursuant to the purchase agreement, dated January 8, 2014 (the “Initial New Notes Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, Jefferies LLC and UBS Securities LLC, as initial purchasers (the “New Notes Purchasers”). The Additional 2020 Notes were priced at 102.000% of their face amount plus interest accrued from August 1, 2013 and each of the 2019 and the 2017 Notes were priced at 100.000% of their face amount.
We used the proceeds from the issuance of the New Notes to refinance our 2010-2012 Notes (see Note 11, "Debt-Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings" for further discussion). As a result of this refinancing, we purchased $3,500 million aggregate principal of the 2010-2012 Notes and recognized a loss of $108 million on extinguishment of debt during the first quarter of 2014. The 2016 Notes and 2018 Notes comprising the 2010-2012 Notes were discharged in full on February 6, 2014.
 Interest on the Additional 2020 Notes will be payable on February 1 and August 1 of each year, commencing February 1, 2014. Interest on the 2019 Notes and the 2017 Notes will be payable on March 15 and September 15 of each year, commencing September 15, 2014. The New Notes Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the New Notes Purchasers, on the other, have agreed to indemnify each other against certain liabilities.
 The Issuers issued the Additional 2020 Notes under the 2020 Indenture dated August 1, 2013 among the Issuers, Icahn Enterprises Holdings, as guarantor and Wilmington Trust, National Association (the "Trustee"). The 2020 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments.  See Note 11, "Debt-Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings," for additional information regarding redemption terms.
 The Issuers issued the 2019 Notes and the 2017 Notes under an indenture dated as of January 21, 2014 (the “2017 and 2019 Indenture”), among the Issuers, Icahn Enterprises Holdings, as guarantor, and the Trustee. The 2017 and 2019 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after July 15, 2016 and prior to January 15, 2017, the Issuers may redeem all or part of the 2019 Notes at a price equal to 103.6563% of the principal amount of the 2019 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 102.4375% on and after January 15, 2017 and 100.000% on and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

after January 15, 2018.  Before July 15, 2016, the Issuers may redeem the 2019 Notes upon repayment of a make-whole premium. Before July 15, 2016, the Issuers may redeem up to 35% of the aggregate principal amount of the 2019 Notes with the net proceeds of certain equity offerings at a price equal to 104.8750% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2019 Notes originally issued remains outstanding immediately after such redemption. On or after February 15, 2017, the Issuers may redeem some or all of the 2017 Notes at a price equal to 100.000% of the principal amount of the 2017 Notes, plus accrued and unpaid interest. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder’s 2019 Notes and 2017 Notes at a purchase price equal to 101% of the principal amount of 2019 Notes and 2017 Notes, plus accrued and unpaid interest.
 On January 29, 2014, the Issuers closed on the sale of $1.35 billion aggregate principal amount of 5.875% Senior Notes due 2022 (the “2022 Notes”) pursuant to the purchase agreement, dated January 22, 2014 (the “ 2022 Notes Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Jefferies LLC, as initial purchaser (the “2022 Notes Purchaser”). The 2022 Notes were priced at 100.000% of their face amount.  The net proceeds from the sale of the 2022 Notes were approximately $1.34 billion after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering.  Interest on the 2022 Notes will be payable on February 1and August 1of each year, commencing August 1, 2014. The 2022 Notes Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the 2022 Notes Purchaser, on the other, have agreed to indemnify each other against certain liabilities.
The Issuers issued the 2022 Notes under the indenture dated as of January 29, 2014 (the “2022 Indenture”), among the Issuers, Icahn Enterprises Holdings, as guarantor, and the Trustee. The 2020 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments.  On or after August 1, 2017 and prior to February 1, 2018, the Issuers may redeem all of the 2020 Notes at a price equal to 104.406% of the principal amount of the 2020 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 102.938% on and after February 1, 2018, 101.469% on or after February 1, 2019 and 100.000% on and after February 1, 2020.  Before August 1, 2017, the Issuers may redeem the 2020 Notes upon repayment of a make-whole premium. Before February 1, 2017, the Issuers may redeem up to 35%of the aggregate principal amount of 2020 Notes with the net proceeds of certain equity offerings at a price equal to 105.875% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2022 Notes originally issued remains outstanding immediately after such redemption. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder’s 2020 Notes at a purchase price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest.
 The New Notes and the 2022 Notes and the related guarantee are the senior unsecured obligations of the Issuers and rank equally with all of the Issuers’ and the Guarantor’s existing and future senior unsecured indebtedness, and rank senior to all of the Issuers’ and the Guarantor’s existing and future subordinated indebtedness.  The New Notes and 2022 Notes and the related guarantee are effectively subordinated to the Issuers’ and the Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness.  The New Notes and 2022 Notes and the related guarantee are also effectively subordinated to all indebtedness and other liabilities of the Issuers’ subsidiaries other than the Guarantor.
 In connection with the sale of the New Notes and 2022 Notes, the Issuers and the Guarantor entered into two registration rights agreements, one dated January 21, 2014 and the other January 29, 2014 (the “Registration Rights Agreements”), with the New Notes Purchaser and 2022 Notes Purchaser, respectively.  Pursuant to the Registration Rights Agreements, the Issuers have agreed to file a registration statement with the SEC, on or prior to 120 calendar days after the closing of the offering, to register an offer to exchange the New Notes and 2022 Notes for registered notes guaranteed by the Guarantor with substantially identical terms, and to use commercially reasonable efforts to cause the registration statement to become effective by the 210th day after the closing of the offering.  Additionally, the Issuers and the Guarantor may be required to file a shelf registration statement to cover resales of the New Notes and 2022 Notes in certain circumstances. If the Issuers and the Guarantor fail to satisfy these obligations, the Issuers may be required to pay additional interest to holders of the New Notes and 2022 Notes under certain circumstances.
Distribution
On February 25, 2014, the board of directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about April 22, 2014 to depositary unit holders of record at the close of business on March 13, 2014. Depositary unit holders will have until April 3, 2014 to make an election to receive

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending April 17, 2014. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
On March 3, 2014, the board of directors of our general partner announced an increase in our annualized distribution from $5.00 per depositary unit to $6.00 per depositary unit.
Automotive
In January 2014, Federal-Mogul entered into a definitive purchase agreement to acquire certain business assets of the Honeywell automotive and industrial brake friction business including two recently established manufacturing facilities in China and Romania for a base purchase price of approximately $155 million subject to post-closing adjustments and a potential earn-out payment of up to $5 million, in each case as further enumerated in the purchase agreement. This transaction is subject to customary approvals from regulatory authorities and other stakeholders where required. The parties anticipate closing the transaction during the second half of 2014.
In addition, in January 2014, Federal-Mogul entered into a definitive asset purchase agreement to acquire Affinia‘s chassis components business for a base purchase price of $150 million, subject to certain customary closing and post-closing adjustments as further enumerated in the asset purchase agreement. This business serves leading U.S. aftermarket customers with branded and private label chassis product lines. This transaction is subject to customary approvals from regulatory authorities and other stakeholders where required. The parties anticipate closing the transaction during the second half of 2014.
Railcar
In January 2014, a subsidiary of ARI refinanced its secured term loan facility under an amended and restated credit agreement to, among other things, increase the aggregate borrowings available thereunder. In connection with the financing, a subsidiary of ARI received proceeds of approximately $316 million, net of fees and expenses. A portion of the proceeds were used to refinance the original 2012 lease fleet financing facility, resulting in net proceeds of $122 million. The terms of the amended and restated credit agreement also provide a subsidiary of ARI with the right, but not the obligation, to increase the amount of the facility in an aggregate additional amount not to exceed $100 million subject to the conditions set forth in the amended and restated credit agreement. The facility accrues interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0% and matures in January 2020.
On February 21, 2014, NCF I, LLC, a subsidiary of New ARL entered into a new $250 million term loan (the “NCF I Term Loan”) with Key Equipment Finance, a division of KeyBank National Association. The NCF Term Loan matures on February 21, 2019. Interest shall accrue on the principal balance at the rate of 30-day LIBOR plus 2.0%, with the rate to reset monthly that is payable monthly, commencing on March 20, 2014.
On February 25, 2014, NCF II, LLC, a subsidiary of New ARL entered into a new $135 million term loan (the “NCF II Term Loan”) with AIG Commercial Asset Finance. The NCF II Term Loan matures on February 25, 2020. Interest shall accrue on the principal balance at the rate of 3.7% that is payable monthly, commencing on March 25, 2014.
The NCF I Term Loan and NCF II Term Loan are each subject to a maximum 80% LTV ratio, to be measured monthly and verified annually by collateral appraisal. Both of NCF I and NCF II Term Loan are secured by railcar assets and guaranteed by an affiliated company and includes a tangible net worth covenant for the guarantor, among other covenants.
As required by the ARL Contribution Agreement, the loans were incurred to finance New ARL’s distribution of $381 million of cash to IRL which occurred on February 24, 2014. See Note 3, “Acquisitions - New ARL,” for further discussion.
Food Packaging
In connection with certain financing transactions, on January 30, 2014, Viskase entered into a Credit Agreement with UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and the Lenders parties thereto, providing for a $275 million senior secured covenant lite term loan facility (“Term Loan”). A portion of the proceeds from the Term Loan was used to satisfy and discharge all of the existing Viskase 9.875% Notes and Viskase recorded a loss of $16 million in connection with this debt extinguishment. The Term Loan bears interest at a LIBOR Rate plus 3.25% (with the LIBOR Rate carrying a 1.00% floor), or at a Base Rate equal to the sum of (1) the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plus 0.50%, (c) one-month LIBOR plus 1.0%, or (d) 2.0%, plus (2) 2.25%. The Term Loan has a 1% per annum amortization with a maturity date of January 30, 2021. The Term Loan is subject to certain additional mandatory prepayments upon asset sales, incurrence of indebtedness not otherwise permitted, and based upon a percentage of excess cash flow. Prepayments on the Term Loan may be made at any time, subject to a prepayment premium of 1% for certain prepayments during the first six months of the term.
Indebtedness under the Term Loan is secured by liens on substantially all of Viskase’s domestic and Mexican assets, with liens on (i) the Fixed Asset Priority Collateral, to be contractually senior to the liens securing the Revolving Credit Facility pursuant to the intercreditor agreement, (ii) the ABL Priority Collateral, to be contractually subordinate to the liens securing the Revolving Credit Facility pursuant to the intercreditor agreement, and (iii) all other assets, to be contractually pari passu with the liens securing the Revolving Credit Facility pursuant to the intercreditor agreement. Our future direct or indirect material domestic subsidiaries are required to guarantee the obligations under the Term Loan, and to provide security by liens on their assets as described above.

21.	Quarterly Financial Data (Unaudited).

	For the Three Months Ended(1)(2)
	March 31,		June 30,		September 30,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	(in millions, except per unit data)
Net sales	$4,574	$2,399	$4,497	$3,696	$4,181	$4,486	$4,533	$3,993
Gross margin on net sales	681	327	610	453	356	812	329	376
Total revenues	5,369	2,729	4,670	4,260	5,771	4,516	4,872	4,291
Net income	710	109	93	469	1,236	103	405	81
Net (income) attributable to non-controlling interests	(433)	(60)	(39)	(212)	(764)	(19)	(183)	(75)
Net income attributable to Icahn Enterprises	277	49	54	257	472	84	222	6
Basic income per LP unit(3)	$2.56	$0.48	$0.48	$2.44	$4.13	$0.75	$1.91	$0.05
Diluted income per LP unit(3)	$2.50	$0.48	$0.48	$2.37	$4.10	$0.75	$1.90	$0.05

(1)
Amounts for all periods presented differ from each respective Form 10-Q filing due to our acquisition of a controlling interest in New ARL on October 2, 2013, which is an entity under common control and which we consolidated on an as-if-pooling basis.

(2)	We consolidated the results of CVR effective May 5, 2012.

(3)	Basic and diluted income per LP unit is computed separately for each quarter and therefore, the sum of such quarterly per LP unit amounts may differ from the total for the year.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Keith Cozza
Keith Cozza, President, Chief Executive Officer and Director
Date: October 10, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Cozza	President, Chief Executive Officer and Director	October 10, 2014
Keith Cozza

/s/SungHwan Cho	Chief Financial Officer and Director	October 10, 2014
SungHwan Cho

/s/Peter Reck	Chief Accounting Officer	October 10, 2014
Peter Reck

/s/Daniel A. Ninivaggi	Director	October 10, 2014
Daniel A. Ninivaggi

Director
Jack G. Wasserman

/s/William A. Leidesdorf	Director	October 10, 2014
William A. Leidesdorf

/s/James L. Nelson	Director	October 10, 2014
James L. Nelson

Chairman of the Board
Carl C. Icahn

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Keith Cozza
Keith Cozza, President, Chief Executive Officer and Director
Date: October 10, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises Holdings L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Cozza	President, Chief Executive Officer and Director	October 10, 2014
Keith Cozza

/s/SungHwan Cho	Chief Financial Officer and Director	October 10, 2014
SungHwan Cho

/s/Peter Reck	Chief Accounting Officer	October 10, 2014
Peter Reck

/s/Daniel A. Ninivaggi	Director	October 10, 2014
Daniel A. Ninivaggi

Director
Jack G. Wasserman

/s/William A. Leidesdorf	Director	October 10, 2014
William A. Leidesdorf

/s/James L. Nelson	Director	October 10, 2014
James L. Nelson

Chairman of the Board
Carl C. Icahn

EXHIBIT INDEX

Exhibit No.	Description
3.1
Certificate of Limited Partnership of Icahn Enterprises L.P., f/k/a American Real Estate Partners, L.P. (“Icahn Enterprises”) dated February 17, 1987, as thereafter amended from time to time (incorporated by reference to Exhibit 3.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on September 20, 2007).

3.2
Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated May 12, 1987 (incorporated by reference to Exhibit 3.2 to Icahn Enterprises' Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).

3.3
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated February 22, 1995 (incorporated by reference to Exhibit 3.3 to Icahn Enterprises' Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).

3.4
Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated August 16, 1996 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K SEC File No. 1-9516), filed on August 16, 1996).

3.5
Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated May 9, 2002 (incorporated by reference to Exhibit 3.8 to Icahn Enterprises' Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).

3.6
Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated June 29, 2005 (incorporated by reference to Exhibit 3.1 to Icahn Enterprises' Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).

3.7
Amendment No. 5 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated September 17, 2007 (incorporated by reference to Exhibit 99.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 21, 2007).

3.8
Amendment No. 6 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated December 17, 2007 (incorporated by reference to Exhibit 99.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 21, 2007).

3.9
Certificate of Limited Partnership of Icahn Enterprises Holdings L.P., f/k/a American Real Estate Holdings Limited Partnership (“Icahn Enterprises Holdings”), dated February 17, 1987, as amended pursuant to the First Amendment thereto, dated March 10, 1987 (incorporated by reference to Exhibit 3.5 to Icahn Enterprises' Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004, as further amended pursuant to the Certificate of Amendment thereto, dated September 17, 2007 (incorporated by reference to Exhibit 3.9 to Icahn Enterprises' Form 10-K for the year ended December 31, 2007 (SEC File No. 1-9516), filed on March 17, 2008).

3.10
Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated as of July 1, 1987 (incorporated by reference to Exhibit 3.5 to Icahn Enterprises' Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).

3.11
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated August 16, 1996 (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 16, 1996).

3.12
Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated June 14, 2002 (incorporated by reference to Exhibit 3.9 to Icahn Enterprises' Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).

3.13
Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated June 29, 2005 (incorporated by reference to Exhibit 3.2 to Icahn Enterprises' Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).

3.14
Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated September 17, 2007 (incorporated by reference to Exhibit 3.11 to Icahn Enterprises' Form 10-K for the year ended December 31, 2007 (SEC File No. 1-9516), filed on March 17, 2008).

4.1	Form of Transfer Application (incorporated by reference to Exhibit 4.4 to Icahn Enterprises' Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.2	Specimen Depositary Receipt (incorporated by reference to Exhibit 4.3 to Icahn Enterprises' Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.3	Specimen Certificate representing preferred units (incorporated by reference to Exhibit 4.9 to Icahn Enterprises' Form S-3 (SEC File No. 33-54767), filed on February 22, 1995).
4.4
Registration Rights Agreement between Icahn Enterprises and High Coast Limited Partnership (f/k/a X LP) (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).

4.5
Registration Rights Agreement, dated June 30, 2005 between Icahn Enterprises and Highcrest Investors Corp., Amos Corp., Cyprus, LLC and Gascon Partners (incorporated by reference to Exhibit 10.6 to Icahn Enterprises' Form 10-Q (SEC File No. 1-9516), filed on August 9, 2005), as amended by Amendment No. 1 thereto, dated as of August 8, 2007 (incorporated by reference to Exhibit 10.5 to Icahn Enterprises' Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).

4.6
Indenture, dated as of August 1, 2013, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 6.000% Senior Notes Due 2020 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 1, 2013).

4.7
Amended and Restated Depositary Agreement among Icahn Enterprises, Icahn Enterprises GP and Registrar and Transfer Company, dated as of August 23, 2013 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 23, 2013).

4.8
Indenture, dated as of January 21, 2014, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 3.500% Senior Notes Due 2017 and 4.875% Senior Notes Due 2019 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 21, 2014).

4.9
Indenture, dated as of January 29, 2014, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 5.875% Senior Notes Due 2022 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises' Form 8-K/A (SEC File No. 1-9516), filed on January 30, 2014).

10.1	Amended and Restated Agency Agreement (incorporated by reference to Exhibit 10.12 to Icahn Enterprises' Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
10.2
Rights Offering Sponsor Agreement, dated June 23, 2005, by and between WS Textile Co., Inc. and Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.3 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).

10.3
Undertaking, dated November 20, 1998, by Starfire Holding Corporation, for the benefit of Icahn Enterprises and its subsidiaries (incorporated by reference to Exhibit 10.42 to Icahn Enterprises' Form 10-K for the year ended December 31, 2005 (SEC File No. 1-9516), filed on March 16, 2006).

10.4
Exclusivity Agreement and Letter of Intent, dated September 7, 2006, by and among Icahn Enterprises, Icahn Enterprises Holdings and Riata Energy, Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).

10.5
Subscription and Standby Commitment Agreement, dated as of December 7, 2006, by and among WestPoint International, Inc. and Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 8, 2006).

10.6
Equity Commitment Agreement, dated June 23, 2005, by and among WS Textile Co., Inc., Textile Holding, Icahn Enterprises Holdings and Aretex LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).

10.7
Securities Purchase Agreement, dated April 4, 2007, by and among Icahn Enterprises and the Initial Buyers (incorporated by reference to Exhibit 10.41 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on April 5, 2007).

10.8
Stock Purchase Agreement, dated as of November 5, 2007, by and among Cloud Holding LLC, Icahn Enterprises Holdings, Arnos Corp, Philip Services Corporation and PSC Metals Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 1-9516), filed on November 9, 2007).

10.9
Membership Interest Purchase Agreement, dated April 22, 2007, by and between W2007/ACEP Holdings, LLC and American Entertainment Properties Corp. (incorporated by reference to Exhibit 10.45 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on April 24, 2007), as amended by the Second Amendment thereto, dated February 8, 2008 (incorporated by reference to Exhibit 10.46 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on February 11, 2008).

10.10
Stock Purchase Agreement by and among Icahn Enterprises Holdings, IEH FM Holdings LLC , Barberry Corp. and Thornwood Associates Limited Partnership, dated July 3, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 3, 2008).

10.11
Covered Affiliate and Shared Expenses Agreement by and among Icahn Enterprises, Icahn Partners LP, Icahn Fund Ltd., Icahn Fund II Ltd., Icahn Fund III Ltd., Icahn Partners Master Fund L.P., Icahn Partners Master Fund II L.P., Icahn Partners Master Fund III L.P., Icahn Cayman Partners, L.P. and Icahn Partners Master Fund II Feeder LP (incorporated by reference to Exhibit 10.4 to Icahn Enterprises' Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).

10.12
Tender and Support Agreement, dated as of October 6, 2008, by and among Icahn Enterprises Holdings L.P. and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on October 9, 2008).

10.13
Support Agreement, dated as of December 15, 2010, by and among Dynegy Inc., High River Limited Partnership, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 7, 2010).

10.14
Loan and Security Agreement, dated as of June 15, 2011, among WestPoint Home, Inc., as the Borrower, the Lenders from time to time party thereto, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 9, 2011).

10.15
Transaction Agreement, dated as of April 18, 2012, by and among CVR Energy, Inc., IEP Energy LLC, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., Beckton Corp. and Carl C. Icahn. (incorporated by reference to Exhibit (d) to the CVR Energy Inc. Schedule TO/A (File No. 005-83522) filed on April 23, 2012)

10.16
Investment Agreement, by and between Federal-Mogul Corporation and IEH FM Holdings LLC, dated December 2, 2012 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 3, 2012).

10.17
Contribution and Exchange Agreement by and among Icahn Enterprises, CCI Offshore Corp., CCI Onshore Corp., Icahn Management LP and Carl C. Icahn (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).

10.18
Contribution and Exchange Agreement by and among Icahn Enterprises, Barberry Corp. and Thornwood Associates Limited Partnership, dated December 2, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 3, 2008).

10.19
Contribution and Exchange Agreement, dated January 12, 2010, among Icahn Enterprises, Beckton Corp., Barberry Corp., Modal LLC and Caboose Holding, LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).

10.20
Contribution and Exchange Agreement, dated January 12, 2010, among Icahn Enterprises, Beckton Corp., Barberry Corp., Koala Holding Limited Partnership, High River Limited Partnership and Meadow Walk Limited Partnership (incorporated by reference to Exhibit 10.3 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).

10.21
Contribution and Exchange Agreement by and among Icahn Enterprises, Beckton Corp., Barberry Corp., High River Limited Partnership, and Koala Holding Limited Partnership dated August 24, 2012 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 28, 2012).

10.22
Contribution Agreement, dated September 20, 2013, among AEP Rail Corp., IRL Holding LLC, American Railcar Leasing, LLC and IEP Energy Holding LLC (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on September 25, 2013).

10.23
Registration Rights Agreement, dated January 17, 2012, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 17, 2012).

10.24
Registration Rights Agreement, dated February 6, 2012, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on February 6, 2012).

10.25
Registration Rights Agreement, dated July 12, 2012, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 12, 2012).

10.26
Registration Rights Agreement, dated August 1, 2013, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 1, 2013).

10.27
Agreement dated as of March 31, 2011 among Icahn Enterprises L.P., Icahn Enterprises Holdings L.P. and Icahn Enterprises G.P. Inc., Icahn Onshore LP, Icahn Offshore LP and Icahn Capital LP, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Carl C. Icahn, Brett Icahn, Samuel Merksamer, David Schechter, Vincent Intrieri and David Yim (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 9, 2011).

10.28
Amended and Restated Co- Manager Agreement, dated July 24, 2012, among Icahn Enterprises L.P., Icahn Capital LP and Brett Icahn (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 27, 2012).

10.29
Amended and Restated Co- Manager Agreement, dated July 24, 2012, among Icahn Enterprises L.P., Icahn Capital LP and David Schechter (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 27, 2012).

10.30
Amended and Restated Co- Manager Agreement, dated October 22, 2013, among Icahn Enterprises, Icahn Capital LP and each of Brett Icahn and David Schechter (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on October 22, 2013).

10.31
Non-Competition Agreement by and between Icahn Enterprises and Carl C. Icahn (incorporated by reference to Exhibit 10.3 to Icahn Enterprises' Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).

10.32	Carl C. Icahn Amendment Agreement (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.33
Employment Agreement by and among Icahn Enterprises, Icahn Capital Management LP and Carl C. Icahn (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).

10.34	Employment Agreement of Daniel A. Ninivaggi, dated as of October 25, 2012 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on October 29, 2012).
10.35	Employment Agreement of Daniel A. Ninivaggi, dated as of February 1, 2013 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on February 6, 2013).
10.36	Employment Agreement of Daniel A. Ninivaggi, dated as of November 8, 2013 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on November 15, 2013).
12.1	Ratio of earnings to fixed charges (Icahn Enterprises).*
12.2	Ratio of earnings to fixed charges (Icahn Enterprises Holdings).*
14.1
Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Icahn Enterprises' Form 10-Q for the quarter ended September 30, 2012 (SEC File No. 1-9516), filed on November 7, 2012).

18.1
Preferability letter received from Grant Thornton LLP, dated November 7, 2007 (incorporated by reference to Exhibit 18.1 to Icahn Enterprises' Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 1-9516), filed on November 9, 2007).

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Grant Thornton LLP.**
23.2	Consent of KPMG LLP.**
23.3	Consent of Ernst & Young LLP.**
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.**
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.**
31.3	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.**
31.4	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.**
32.3	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.**
32.4	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.**
Exhibit 101(1)
The following financial information from Icahn Enterprises' and Icahn Enterprises Holdings' Annual Report on Form 10-K/A for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011,(iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) the Notes to the Consolidated Financial Statements.

*	Previously filed.

**	Filed herewith.

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