Form 10-K
period 2015-12-31
ICAHN ENTERPRISES HOLDINGS L.P.; ICAHN ENTERPRISES L.P.
filed 2016-02-29
CIK 1034563, 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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
Icahn Enterprises L.P. Yes ☒ No ☐          Icahn Enterprises Holdings L.P. Yes ☐ No ☒
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
Icahn Enterprises L.P. Yes ☐ No ☒          Icahn Enterprises Holdings L.P. Yes ☐ No ☒
The aggregate market value of Icahn Enterprises' depositary units held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of depositary units on the New York Stock Exchange Composite Tape on such date was $1,245 million.
As of February 29, 2016, there were 131,481,059 of Icahn Enterprises' depositary units outstanding.

ICAHN ENTERPRISES L.P.
ICAHN ENTERPRISES HOLDINGS L.P.

i

EXPLANATORY NOTE

This Annual Report on Form 10-K (this "Report") is a joint report being filed by Icahn Enterprises L.P. and Icahn Enterprises Holdings L.P. Each registrant hereto is filing on its own behalf all of the information contained in this Report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

PART I

Item 1. Business.
Business Overview
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," to the consolidated financial statements, and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, as of February 29, 2016, Mr. Icahn and his affiliates owned 117,033,818, or approximately 89.0%, of Icahn Enterprises' outstanding depositary units.
Mr. Icahn's estate has been designed to assure the stability and continuation of Icahn Enterprises with no need to monetize his interests for estate tax or other purposes. In the event of Mr. Icahn's death, control of Mr. Icahn's interests in Icahn Enterprises and its general partner will be placed in charitable and other trusts under the control of senior Icahn Enterprises executives and family members.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Mining, Food Packaging, Real Estate and Home Fashion. Segment and geographic information for our reporting segments, as of December 31, 2015 and 2014 and for each of the three years ended December 31, 2015 is presented in Note 13, “Segment and Geographic Reporting,” to the consolidated financial statements, included in Item 8 of this Report. Also, refer to Note 3, “Operating Units,” for additional information for each of our reporting segments.
Business Strategy and Core Strengths
The Icahn Strategy
Across all of our businesses, our success is based on a simple formula: we seek to find undervalued companies in the Graham & Dodd tradition, a methodology for valuing stocks that primarily looks for deeply depressed prices. However, while the typical Graham & Dodd value investor purchases undervalued securities and waits for results, we often become actively involved in the companies we target. That activity may involve a broad range of approaches, from influencing the management of a target to take steps to improve shareholder value, to acquiring a controlling interest or outright ownership of the target company in order to implement changes that we believe are required to improve its business, and then operating and expanding that business. This activism has brought about very strong returns over the years.
Today, we are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment, Automotive, Energy, Metals, Railcar, Mining, Gaming, Food Packaging, Real Estate and Home Fashion. Through our Investment segment, as of December 31, 2015, we have significant positions in various investments, which include American International Group (AIG), Apple Inc. (AAPL), Cheniere Energy, Inc. (LNG), Chesapeake Energy (CHK), Freeport-McMoRan Inc. (FCX), Gannett Co., Inc. (GCI), Herbalife Ltd. (HLF), Hertz Global Holdings, Inc. (HTZ), Hologic Inc. (HOLX), Nuance Communications, Inc. (NUAN), Navistar International Corp. (NAV), PayPal Holdings, Inc. (PYPL), Tegna Inc. (TGNA), Transocean Ltd. (RIG), Mentor Graphics Corporation (MENT), Manitowoc Company Inc. (MTW), Seventy Seven Energy Inc. (SSE) and Xerox Corporation (XRX).
Several of our operating businesses started out as investment positions in debt or equity securities, held either directly by our Investment segment or Mr. Icahn. Those positions ultimately resulted in control or complete ownership of the target company. In 2012, we acquired a controlling interest in CVR Energy, Inc. (‘‘CVR’’) which started out as a position in our Investment segment and is now an operating subsidiary that comprises our Energy segment.
As of December 31, 2015, based on the closing sale price of CVR stock and distributions since we acquired control, we had a gain of approximately $2.2 billion. The acquisition of CVR, like our other operating subsidiaries, reflects our opportunistic approach to value creation, through which returns may be obtained by, among other things, promoting change through minority positions at targeted companies in our Investment segment or by acquiring control of those target companies that we believe we could run more profitably ourselves.
In 2000, we began to expand our business beyond our traditional real estate activities, and to fully embrace our activist strategy. On January 1, 2000, the closing sale price of our depositary units was $7.625 per depositary unit. On December 31, 2015, our depositary units closed at $61.30 per depositary unit, representing an increase of approximately 1,024% since January 1, 2000 (including reinvestment of distributions into additional depositary units and taking into account in-kind distributions of depositary units). Comparatively, the S&P 500, Dow Jones Industrial and Russell 2000 indices increased approximately 89%, 122% and 178%, respectively, over the same period (including reinvestment of distributions into those indices).
During the next several years, we see a favorable opportunity to follow an activist strategy that centers on the purchase of target stock and the subsequent removal of any barriers that might interfere with a friendly purchase offer from a strong buyer. Alternatively, in appropriate circumstances, we or our subsidiaries may become the buyer of target companies, adding them to our portfolio of operating subsidiaries, thereby expanding our operations through such opportunistic acquisitions. We believe that the companies that we target for our activist activities are undervalued for many reasons, often including inept management. Unfortunately for the individual investor, in particular, and the economy, in general, many poor management teams are often unaccountable and very difficult to remove.
Unlike the individual investor, we have the wherewithal to purchase companies that we feel we can operate more effectively than incumbent management. In addition, through our Investment segment, we are in a position to pursue our activist strategy by purchasing stock or debt positions and trying to promulgate change through a variety of activist approaches, ranging from speaking and negotiating with the board and CEO to proxy fights, tender offers and taking control. We work diligently to enhance value for all shareholders and we believe that the best way to do this is to make underperforming management teams and boards accountable or to replace them.
The Chairman of the Board of our general partner, Carl C. Icahn, has been an activist investor since 1980. Mr. Icahn believes that the current environment continues to be conducive to activism. Many major companies have substantial amounts of cash. We believe that they are hoarding cash, rather than spending it, because they do not believe investments in their business will translate to earnings.
We believe that one of the best ways for many cash-rich companies to achieve increased earnings is to use their large amounts of excess cash, together with advantageous borrowing opportunities, to purchase other companies in their industries and take advantage of the meaningful synergies that could result. In our opinion, the CEOs and Boards of Directors of undervalued companies that would be acquisition targets are the major road blocks to this logical use of assets to increase value, because we believe those CEOs and boards are not willing to give up their power and perquisites, even if they have done a poor job in administering the companies they have been running. In addition, acquirers are often unwilling to undertake the arduous task of launching a hostile campaign. This is precisely the situation in which a strong activist catalyst is necessary.
We believe that the activist catalyst adds value because, for companies with strong balance sheets, acquisition of their weaker industry rivals is often extremely compelling financially. We further believe that there are many transactions that make economic sense, even at a large premium over market. Acquirers can use their excess cash, that is earning a very low return, and/or borrow at the advantageous interest rates now available, to acquire a target company. In either case, an acquirer can add the target company’s earnings and the income from synergies to the acquirer’s bottom line, at a relatively low cost. But for these potential acquirers to act, the target company must be willing to at least entertain an offer. We believe that often the activist can step in and remove the obstacles that a target may seek to use to prevent an acquisition.
It is our belief that our strategy will continue to produce strong results into the future, and that belief is reflected in the action of the board of directors of our general partner, which announced in March 2014, a decision to modify our distribution policy to increase our annual distribution to $6.00 per depositary unit. We believe that the strong cash flow and asset coverage from our operating segments will allow us to maintain a strong balance sheet and ample liquidity.
In our view Icahn Enterprises is in a virtuous cycle. We believe that our depositary units will give us another powerful activist tool, allowing us both to use our depositary units as currency for tender offers and acquisitions (both hostile and friendly) where appropriate. All of these factors will, in our opinion, contribute to making our activism even more efficacious, which we expect to enhance our results and stock value.

Core Strengths
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
Drive Accountability and Financial Discipline in the Management of our Business.  Our Chief Executive Officer is accountable directly to our board of directors, including the Chairman, and has day-to-day responsibility, in consultation with our Chairman, for general oversight of our business segments. We continually evaluate our operating subsidiaries with a view towards maximizing value and cost efficiencies, bringing an owner's perspective to our operating businesses. In each of these businesses, we assemble senior management teams with the expertise to run their businesses and boards of directors to oversee the management of those businesses. Each management team is responsible for the day-to-day operations of their businesses and directly accountable to its board of directors.
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
Use Activism to Unlock Value. As described above, we become actively involved in companies in which we invest.  Such activism may involve a broad range of activities, from trying to influence management in a proxy fight, to taking outright control of a company in order to bring about the change we think is required to unlock value. The key is flexibility, permanent capital and the willingness and ability to have a long-term investment horizon.

Investment
Background
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
Investment Strategy
The investment strategy of the General Partners is set and led by Mr. Icahn. The Investment Funds seek to acquire securities in companies that trade at a discount to inherent value as determined by various metrics, including replacement cost, break-up value, cash flow and earnings power and liquidation value.
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

The Investment Funds are often activist investors ready to take the steps necessary to seek to unlock value, including tender offers, proxy contests and demands for management accountability. The Investment Funds may employ a number of strategies and are permitted to invest across a variety of industries and types of securities, including long and short equities, long and short bonds, bank debt and other corporate obligations, options, swaps and other derivative instruments thereof, risk arbitrage and capital structure arbitrage and other special situations. The Investment Funds invest a material portion of their capital in publicly traded equity and debt securities of companies that the General Partners believe to be undervalued by the marketplace. The Investment Funds often take significant positions in the companies in which they invest.
Income
Since April 1, 2011, the results of our Investment segment have primarily been driven by the performance of the Investment Funds and our interests therein; the General Partners no longer receive special profits interest allocations or incentive allocations. Prior to March 31, 2011, income from our Investment segment was principally derived from three sources: (1) special profits interest allocations; (2) incentive allocations; and (3) gains and losses from our interests in the Investment Funds.
Prior to March 31, 2011, incentive allocations generally ranged from 15% to 25% of the net profits (both realized and unrealized) generated by fee-paying investors in the Investment Funds and were generally subject to a “high watermark," whereby the General Partners did not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods were recovered. In general, these allocations had been calculated and distributed to the General Partners annually other than incentive allocations earned as a result of investor redemption events during interim periods. For the period January 1, 2008 through March 31, 2011, the Investment Fund Limited Partnership Agreements provided that the applicable General Partner was eligible to receive a special profits interest allocation at the end of each calendar year from each applicable fee-paying capital account maintained at the Investment Fund. Special profits interest allocations ranged from 1.5% to 2.5% per annum and were allocated to the General Partners to the extent the Investment Funds had sufficient profits to cover such amounts.
Affiliate Investments
We and Mr. Icahn, along with the Investment Funds, have entered into a covered affiliate agreement, which was amended on March 31, 2011, pursuant to which Mr. Icahn agreed (on behalf of himself and certain of his affiliates, excluding Icahn Enterprises, Icahn Enterprises Holdings and their subsidiaries) to be bound by certain restrictions on their investments in any assets that the General Partners deem suitable for the Investment Funds, other than government and agency bonds and cash equivalents, unless otherwise approved by our Audit Committee. In addition, Mr. Icahn and such affiliates continue to have the right to co-invest with the Investment Funds. We have no interest in, nor do we generate any income from, any such co-investments, which have been and may continue to be substantial.
Employees
Our Investment segment is supported by an experienced team of 21 professionals as of December 31, 2015, including an investment, legal and operations group. In many cases, team members have worked together successfully and have provided business, investing and legal services for a number of years with respect to the Investment Funds' operations.

Automotive
Background
We conduct our Automotive segment through our majority ownership in Federal-Mogul Holdings Corporation ("Federal-Mogul"), our wholly owned subsidiary IEH Auto Parts Holding LLC ("IEH Auto"), effective June 1, 2015, and our wholly owned subsidiary Pep Boys - Manny, Moe and Jack ("Pep Boys"), effective February 3, 2016.
On February 28, 2016, Icahn Enterprises issued a proposal to the board of directors of Federal-Mogul to purchase the shares of Federal-Mogul common stock not owned by us in a merger transaction pursuant to which Federal-Mogul shareholders would receive $7.00 per share in cash for their Federal-Mogul shares.
Federal-Mogul is operated independently from IEH Auto and Pep Boys. See below discussion regarding our business strategies for each of Federal-Mogul, IEH Auto and Pep Boys.
On April 15, 2014, Federal-Mogul completed a holding company reorganization (the “Federal-Mogul Reorganization”). As a result of the Federal-Mogul Reorganization, the outstanding shares of Federal-Mogul Corporation common stock were automatically converted on a one-for-one basis into shares of Federal-Mogul Holdings Corporation common stock, and all of the stockholders of Federal-Mogul Corporation immediately prior to the Reorganization automatically became stockholders of Federal-Mogul Holdings Corporation. References herein to “Federal-Mogul” are to Federal-Mogul Corporation for the period prior to the effective time of the Federal-Mogul Reorganization on April 15, 2014 and to Federal-Mogul Holdings Corporation for the period after the effective time of the Federal-Mogul Reorganization. As of December 31, 2015, we owned approximately 82.0% of the outstanding common stock of Federal-Mogul.
On June 1, 2015, IEH Auto acquired substantially all of the auto parts assets in the United States of Uni-Select, Inc., a leading automotive parts distributor for domestic and imported vehicles.
On February 3, 2016, pursuant to a tender offer, Icahn Enterprises acquired a majority of the outstanding shares of Pep Boys - Manny, Moe & Jack ("Pep Boys"), a leading aftermarket provider of automotive service, tires, parts and accessories across the United States and Puerto Rico. On February 4, 2016, Icahn Enterprises completed the acquisition of the remaining outstanding shares of Pep Boys and our wholly owned subsidiary, IEP Parts Acquisition LLC, merged with and into Pep Boys, with Pep Boys surviving the merger as a wholly owned subsidiary of Icahn Enterprises Holdings. The total value for the acquisition of Pep Boys was approximately $1.2 billion, including the fair value of our equity interest in Pep-Boys just prior to our acquisition of a controlling interest.
Refer to Note 3, “Operating Units - Automotive,” to the consolidated financial statements, included in Item 8 of this Report for further discussion of these acquisitions.
Business
Federal-Mogul
Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction and safety systems. Federal-Mogul serves original equipment manufacturers (“OEM”) and servicers (“OES”) (collectively “OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket. Federal-Mogul seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. Federal-Mogul is a leading technology supplier and a market share leader in several product categories. As of December 31, 2015, Federal-Mogul had current OEM products included on more than 300 global vehicle platforms and more than 700 global powertrains used in light, medium and heavy-duty vehicles. Federal-Mogul offers premium brands, OE replacement and entry/mid level products for all aftermarket customers. Therefore, Federal-Mogul can be first to the aftermarket with new products, service expertise and customer support.
Federal-Mogul operates with two end-customer focused businesses. The Powertrain business focuses on original equipment powertrain products for automotive, heavy-duty and industrial applications. The Motorparts business sells and distributes a broad portfolio of products in the global aftermarket, including more than 20 globally-recognized brands. Federal-Mogul also serves original equipment manufacturers with products including braking, wipers and a limited range of chassis. This organizational model allows for a strong product line focus benefiting both original equipment and aftermarket customers and enables Federal-Mogul to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, capital allocation and business model optimization in line with the unique requirements of the two different customer bases and business models.
Federal-Mogul has manufacturing facilities and distribution centers in 25 countries and, accordingly, Federal-Mogul’s businesses derive sales from both domestic and international markets. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, extraterritorial effects of United States laws such as the Foreign Corrupt Practices Act, and changes in laws and regulations.
Federal-Mogul is a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC") that are publicly available.
IEH Auto and Pep Boys
IEH Auto is a leading distributor of automotive replacement parts to the automotive aftermarket in the United States. IEH Auto has 34 distribution centers and satellite locations and 264 corporate-owned jobber stores in the United States and supports a network of more than 2,000 independent wholesalers.
Pep Boys has 806 locations in the automotive aftermarket industry located throughout the United States and Puerto Rico. Pep Boys stores are organized into a hub and spoke network consisting of Supercenters and Service & Tire Centers. Supercenters average approximately 20,000 square feet and combine a parts and accessories store with professional service centers that perform a full range of automotive maintenance and repair services. Most of the Pep Boys Supercenters also have a commercial sales program that provides prompt delivery of parts, tires and equipment to automotive repair shops and dealers.

Service & Tire Centers, which average approximately 6,000 square feet, provide automotive maintenance and repair services in neighborhood locations that are conveniently located where our customers live or work.
Acquisitions
In addition to the IEH Auto and Pep Boys acquisitions described above, Federal-Mogul acquired several businesses throughout 2014 and 2015. The combination of these acquisitions add new product lines to our Automotive segment, providing operating synergies, strengthening distribution channels and enhancing our Automotive segment's ability to better service its customers. Refer to Note 3, “Operating Units,” to the consolidated financial statements, included in Item 8 of this Report for further discussion.
Strategy

Federal-Mogul

Federal-Mogul's strategy is designed to create sustainable global profitable growth, by leveraging existing and developing new competitive advantages. This strategy consists of the following primary elements:

•	Provide value-added products to customers in all markets served through leading technology and innovation;

•	Develop products to enable increased fuel economy and reduce vehicle emissions, plus enable the use of alternative energies;

•	Utilize Federal-Mogul's leading technology resources to develop advanced and innovative products, processes and manufacturing capabilities;

•	Extend Federal-Mogul's global reach to support its OE and aftermarket customers, furthering its relationships with leading Asian OEs and strengthening market share with U.S. and European OEs;

•
Assess acquisition and investment opportunities that provide product line expansion, technological advancements, geographic positioning, penetration of emerging markets (including India and China) and market share growth;

•
Invest in world-class distribution and online capabilities to meet delivery expectations of Federal-Mogul's customers by enhancing its distribution footprint to improve its distribution capabilities, strengthen delivery performance and engage end customers;

•	Leverage the strength of Federal-Mogul's global aftermarket leading brand positions, product portfolio and range, marketing and selling expertise, and distribution and logistics capabilities;

•	Expand Federal-Mogul's coverage in existing product lines and add new product lines which are critical to maintaining its leadership position and leveraging its distribution and sales network;

•
Continue to invest in product innovation to support Federal-Mogul's premium brands and to enhance its marketing initiatives to more effectively communicate the value proposition of its branded products to end customers; and

•
Aggressively pursue cost competitiveness in all business segments by continuing to drive productivity in existing operations, consolidating and relocating manufacturing operations to best cost countries, utilizing Federal-Mogul's strategic joint ventures and alliances, and rationalizing business resources and infrastructure.

IEH Auto and Pep Boys
The automotive aftermarket industry is in the mature stage of its life cycle. Over the past decade, consumers have moved away from do-it-yourself (“DIY”) toward do-it-for-me (“DIFM”) due to increasing vehicle complexity and electronic content, as well as decreasing availability of diagnostic equipment and know-how. Consistent with this long-term trend, IEH Auto's and Pep Boys' long-term strategy is to grow their sales to DIFM distributors and DIFM service professionals, grow their automotive service business, and maintain their DIY customer bases by offering the newest and broadest product assortment in the automotive aftermarket. IEH Auto and Pep Boys provide their customers with access to over two million replacement parts for domestic and imported vehicles through an extensive network of suppliers. They seek to provide (i) an extensive selection of product offerings; (ii) competitive pricing; (iii) exceptional in-store service experience; and (iv) superior delivery to their customers.
Research and Development
Federal-Mogul’s research and development activities are conducted at its research and development locations. Within the United States, these centers are located in Skokie, Illinois; Ann Arbor, Michigan; Plymouth, Michigan; St. Louis, Missouri; Exton, Pennsylvania; and Waupun, Wisconsin. Internationally, Federal-Mogul's research and development centers are located in Araras, Brazil; Aubange, Belgium; Chapel-en-le-Frith, United Kingdom; Coventry, United Kingdom; Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Glinde, Germany; Kostelec, Czech Republic; and Shanghai, China.

Each of Federal-Mogul's business units is engaged in engineering, research and development efforts and works closely with customers to develop custom solutions to meet their needs. Total expenditures for research and development activities, including product engineering and validation costs, were $189 million, $192 million and $177 million for the years ended December 31, 2015, 2014 and 2013, respectively.
IEH Auto and Pep Boys do not conduct research and development.
Restructuring Activities
Federal-Mogul's restructuring activities are undertaken as necessary to execute its strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately to achieve net cost reductions and productivity improvements. These restructuring activities include efforts to integrate and rationalize businesses and to relocate manufacturing operations to best cost markets.
Federal-Mogul's restructuring activities are further discussed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 3, “Operating Units,” to the consolidated financial statements, included in Item 8 of this Report.
IEH Auto and Pep Boys do not have restructuring activities.
Products and Services
Federal-Mogul is engaged in the manufacture and distribution of automotive parts. The following provides an overview of products manufactured and distributed by Federal-Mogul by product group:

•
Powertrain.   Federal-Mogul's Powertrain business primarily represents its OE business. The Powertrain business offers a diverse array of market-leading products for OE applications, including pistons, piston rings, piston pins, cylinder liners, valve seats and guides, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, element resistant systems protection sleeving products, acoustic shielding and flexible heat shields. Comprehensive design capability and an extensive product portfolio enable effective delivery of a broad range of engine and driveline components as well as engineered solutions to improve fuel economy, reduce emissions or enhance vehicle performance and durability. The Powertrain business' products are used in automotive, motorcycle, light truck, heavy-duty, industrial, commercial equipment (construction, agricultural, power generation, marine and railway), aerospace, and small air-cooled engine applications.

•
Motorparts. Federal-Mogul's Motorparts business sells and distributes a broad portfolio of products in the global vehicle aftermarket while also serving the OE market with products including braking, wipers and chassis.. The Motorparts business’ products are utilized widely in vehicle braking systems and chassis, as well as in engine and sealing applications and general service. The Motorparts business operates 32 manufacturing sites in 15 countries and 35 distribution centers and warehouses in 13 countries.

IEH Auto and Pep Boys do not manufacture parts but are engaged in the distribution of automotive parts in the aftermarket. Pep Boys also provides automotive services to its customers. Each service location performs a full range of automotive maintenance and repair services (except body work) and installs tires, parts and accessories.
Customers
The automotive light vehicle market, as well as the medium duty/heavy duty commercial market, is comprised of two primary businesses: the OE market in which Federal-Mogul’s products are used in the manufacture of new vehicles and OE dealer service parts, and the global aftermarket, in which Federal-Mogul’s, IEH Auto's and Pep Boys' products are used as replacement parts for all vehicles in operation on the road, including all previous models.

•
The OE Market. Demand for component parts in the OE market is generally a function of the number of new vehicles produced. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by increasing market share and by expanding into new or emerging markets. Companies with a global presence, leading technology and innovation, and advanced product engineering, manufacturing and customer support capabilities are best positioned to take advantage of these opportunities. Federal-Mogul supplies OEs with a wide variety of technologically innovative parts, substantially all of which are manufactured by it. Federal-Mogul’s OE customers consist of automotive and heavy-duty vehicle manufacturers as well as agricultural, off-highway, marine, railroad, aerospace, high performance and industrial application manufacturers. Federal-Mogul has well-established relationships with substantially all major American, European and Asian automotive OEs.

•
The Aftermarket Business. Products for the global vehicle aftermarket are sold directly to a wide range of distributors, retail parts stores and mass merchants that distribute these products to professional service providers, “do-it-yourself” consumers and in some cases, directly to service chains. Demand for aftermarket products historically has been driven by three primary factors: (i) the number of vehicles in operation; (ii) the average age of vehicles in operation; and (iii) vehicle usage trends. Federal-Mogul’s aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers, distributors of heavy-duty vehicular parts, engine rebuilders, retail parts stores and mass merchants. The breadth of Federal-Mogul’s product lines, the strength of its leading brand names, marketing expertise, sizable sales force, and its distribution and logistics capability are central to the success of Federal-Mogul’s Motorparts operations. IEH Auto and Pep Boys distribute automotive parts in the aftermarket to commercial customers in the DIFM market as well as the retail and DIY markets. Pep Boys also provides automotive services to its customers.

No individual customer accounted for more than 10% of Federal-Mogul’s net sales during 2015. Federal-Mogul's customers include IEH Auto and Pep Boys. No individual customer accounted for more than 6% of IEH Auto’s net sales during the period June 1, 2015 through December 31, 2015. No individual customer accounted for more than 6% of Pep Boys' net sales during 2015.
Competition
The global vehicular parts business is highly competitive. Federal-Mogul competes with many independent manufacturers and distributors of component parts globally. In general, competition for sales is based on price, product quality, technology, delivery, customer service and the breadth of products offered by a given supplier. Federal-Mogul is meeting these competitive challenges by developing leading technologies, efficiently integrating and expanding its manufacturing and distribution operations, widening its product coverage within its core businesses, restructuring its operations and transferring production to best cost countries, and utilizing its worldwide technical centers to develop and provide value-added solutions to its customers. A summary of Federal-Mogul's primary independent competitors by its businesses is set forth below.

•
Powertrain. Primary competitors include AGM Automotive, Art Metal, Bergmann, BinZou, Bleistahl, Bosch, Daido, Dana, Dana-Reinz, Delfingen, Denso, DongYang, ElringKlinger, FNOK, Freudenberg, Kaco/Sabo, Kolbenschmidt, Mahle, Miba, NGK, NOK, NPR, Relats, Sinteron, SKF, Taiho, and Vitrica.

•
Motorparts. Primary competitors include Akebono Brake Corporation, Autolite, Brake Parts Inc., Bosch Group, Centric Parts, Crowne Group LLC, Delphi Automotive LLP, Denso Corporation, Dorman Products, Inc., GRI Engineering and Development LLC (MAT Holdings, Inc.), Mahle GmbH, Mevotech Inc., NGK Spark Plug Co., Ltd., NTN Bearing Corporation, Neapco Inc., Old World Industries, LLC, Phillips Industries, Pylon Manufacturing Corporation, Rain-X (ITW Global Brands), SKF Group, Osram Sylvania Ltd., The Timken Company, Trico Products Corporation, Valeo Group, Dana Corporation (Victor Reinz brand), and ZF TRW Automotive Holdings Corp.

  IEH Auto and Pep Boys operate in a highly competitive environment. IEH Auto and Pep Boys encounter competition from national and regional chains, automotive dealerships and from local independent service providers and merchants. Their competitors include general, full range and discount department stores and online retailers which carry automotive parts and accessories and/or have automotive service centers, as well as specialized automotive retailers. IEH Auto and Pep Boys believe that their operations in both DIFM and DIY differentiate them from most of their competitors.
Raw Materials and Suppliers
Federal-Mogul purchases various raw materials and component parts for use in its manufacturing processes, including ferrous and non-ferrous metals, non-metallic raw materials, stampings, castings and forgings. Federal-Mogul has not experienced any significant shortages of raw materials, components or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. Federal-Mogul, along with IEH Auto and Pep Boys, also purchase parts manufactured by other manufacturers for sale in the aftermarket.
In 2015, no outside supplier of Federal-Mogul provided products that accounted for more than 3% of Federal-Mogul’s annual purchases.
For the period June 1, 2015 through December 31, 2015, IEH Auto's ten largest suppliers accounted for approximately 54% of the merchandise purchased. Federal-Mogul is a supplier to IEH Auto and individually accounted for 11% of the merchandise purchased.
Historically, Pep Boys purchased a significant portion of its inventory from a limited number of suppliers. During fiscal 2015, Pep Boys' ten largest suppliers accounted for approximately 45% of the merchandise purchased. Only one of Pep Boys' suppliers accounted for more than 10% of its purchases. Federal-Mogul is a supplier to Pep Boys.

Seasonality
Federal-Mogul’s business is moderately seasonal because many North American OE customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. OE customers in Europe historically shut down vehicle production during portions of July and August and one week in December. Shut-down periods in the Rest of World generally vary by country. Our Automotive segments' aftermarket business experiences seasonal fluctuations in sales due to demands caused by weather and driving patterns. Historically, Federal-Mogul’s sales and operating profits have been the strongest in the second quarter.
In addition, IEH Auto's sales and operating profits have been the strongest in the second quarter. Pep Boys' sales and operating profits are earned evenly throughout the year.
Impact of Environmental Regulations
Our Automotive segments' operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on our Automotive segments' financial position or cash flows in 2015 and are not expected to have a material impact on its financial position or cash flows in 2016.
Intellectual Property
Federal-Mogul holds in excess of 6,300 patents and patent applications on a worldwide basis, of which more than 1,200 have been filed in the United States. Of the approximately 6,300 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to Federal-Mogul.
Federal-Mogul does not materially rely on any single patent, nor will the expiration of any single patent materially affect its business. Federal-Mogul’s current patents expire over various periods into the year 2036. Federal-Mogul is actively introducing and patenting new technology to replace formerly patented technology before the expiration of the existing patents. In the aggregate, Federal-Mogul’s worldwide patent portfolio is materially important to its business because it enables it to achieve technological differentiation from its competitors.
Federal-Mogul also maintains more than 6,600 active trademark registrations and applications worldwide. Over 90% of these trademark registrations and applications are in commercial use by Federal-Mogul or are licensed to third parties.
IEH Auto and Pep Boys do not hold any patents.
Employees
Our Automotive segment had approximately 57,437 employees at December 31, 2015, of which 53,700 were employed by Federal-Mogul and 3,737 were employed by IEH Auto. As of February 4, 2016, Pep Boys had approximately 17,000 employees.
Various unions represent approximately 28% of Federal-Mogul's U.S. hourly employees and approximately 87% of Federal-Mogul's non-U.S. hourly employees. With the exception of two facilities in the United States, most of Federal-Mogul's unionized manufacturing facilities have their own contracts with their own expiration dates, and as a result, no contract expiration date affects more than one facility.
Neither IEH Auto nor Pep Boys had any union employees.

Energy
Background
We conduct our Energy segment through our majority ownership in CVR. We acquired a controlling interest in CVR on May 4, 2012.
CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia. As of December 31, 2015, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 66% of the outstanding common units of CVR Refining and 53% of the outstanding common units of CVR Partners. Subsequent to the completion of the pending mergers as discussed below, it is estimated that CVR will hold approximately 34% of the outstanding common units of CVR Partners and 100% of the general partner interest.

On August 9, 2015, CVR Partners entered into an Agreement and Plan of Merger with Rentech Nitrogen Partners, L.P. ("Rentech Nitrogen") and Rentech Nitrogen GP, LLC ("Rentech Nitrogen GP"), pursuant to which CVR Partners would acquire Rentech Nitrogen and Rentech Nitrogen GP by merging two newly-created direct wholly-owned subsidiaries of CVR Partners with and into those entities with Rentech Nitrogen and Rentech Nitrogen GP continuing as surviving entities and wholly-owned subsidiaries of CVR Partners (together, the "CVR Partners Mergers"). Refer to Note 3, "Operating Units - Energy," to the consolidated financial statements for further discussion of the CVR Partners Mergers.
CVR is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC that are publicly available.
As of December 31, 2015, Icahn Enterprises owned 82.0% of the total outstanding common stock of CVR. In addition, as of December 31, 2015, we directly owned approximately 4.0% of the total outstanding common units of CVR Refining.
Petroleum Business
The petroleum business consists of our and CVR's interest in CVR Refining.
CVR's petroleum business includes a 115,000 barrels per calendar day ("bpcd") rated capacity complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpcd rated capacity complex crude oil refinery in Wynnewood, Oklahoma. The combined crude capacity represents approximately 22% of the region's refining capacity. The Coffeyville refinery located in southeast Kansas is approximately 100 miles from Cushing, Oklahoma, a major crude oil trading and storage hub. The Wynnewood refinery is located approximately 65 miles south of Oklahoma City, Oklahoma and approximately 130 miles from Cushing, Oklahoma.
The petroleum business also includes the following auxiliary operating assets:

•
Crude Oil Gathering System.  The petroleum business owns and operates a crude oil gathering system serving Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas. The gathering system includes approximately 336 miles of active owned and leased pipelines and approximately 150 crude oil transports and associated storage facilities, which allows it to gather crude oils from independent crude oil producers. The crude oil gathering system has a gathering capacity of over 65,000 barrels per day ("bpd"). Gathered crude oil provides an attractive and competitive base supply of crude oil for the Coffeyville and Wynnewood refineries. During 2015, the petroleum business gathered an average of approximately 69,000 bpd.

•
Pipelines and Storage Tanks.  The petroleum business owns a proprietary pipeline system capable of transporting approximately 170,000 bpd of crude oil from its Broome Station facility located near Caney, Kansas to its Coffeyville refinery. Crude oils sourced outside of the proprietary gathering system are delivered by common carrier pipelines into various terminals in Cushing, Oklahoma, where they are blended and then delivered to the Broome Station tank farm via a pipeline owned by Plains Pipeline L.P. ("Plains"). The petroleum business owns approximately (i) 1.5 million barrels of crude oil storage capacity that supports the gathering system and the Coffeyville refinery, (ii) 0.9 million barrels of crude oil storage capacity at the Wynnewood refinery and (iii) 1.5 million barrels of crude oil storage capacity in Cushing, Oklahoma. The petroleum business also leases additional crude oil storage capacity of approximately (iv) 2.8 million barrels in Cushing, (v) 0.2 million barrels in Duncan, Oklahoma and (vi) 0.1 million barrels at the Wynnewood refinery. In addition to crude oil storage, the petroleum business owns over 4.5 million barrels of combined refined products and feedstocks storage capacity.

Crude and Feedstock Supply
The Coffeyville refinery has the capability to process blends of a variety of crude oil ranging from heavy sour to light sweet crude oil. Currently, the Coffeyville refinery crude oil slate consists of a blend of mid-continent domestic grades and various Canadian medium and heavy sours, and it has recently introduced North Dakota Bakken and other similarly sourced crudes into its crude slate. While crude oil has historically constituted over 90% of the Coffeyville refinery's total throughput over the last five years, other feedstock inputs include normal butane, natural gasoline, alkylation feeds, naphtha, gas oil and vacuum tower bottoms.
The Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil, although isobutane, gasoline components, and normal butane are also typically used. Historically most of the Wynnewood refinery's crude oil has been acquired domestically, mainly from Texas and Oklahoma, but the refinery can also access and process various light and medium Canadian grades.
Crude oil is supplied to the Coffeyville and Wynnewood refineries through the wholly-owned gathering system and by pipeline. The petroleum business has continued to increase the number of barrels of crude oil supplied through its crude oil gathering system in 2015 and it now has the capacity of supplying over 65,000 bpd of crude oil to the refineries. For the year ended December 31, 2015, the gathering system supplied approximately 39% of both of the Coffeyville and Wynnewood refineries' crude oil demand.
Crude Oil Supply Agreement
On August 31, 2012, Coffeyville Resources Refining and Marketing, LLC ("CRRM") and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps the petroleum business to reduce its inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term. The Vitol Agreement currently extends through December 31, 2016.
Marketing and Distribution
The petroleum business focuses its Coffeyville petroleum product marketing efforts in the central mid-continent area, because of its relative proximity to the refinery and pipeline access. Coffeyville also has access to the Rocky Mountain area. Coffeyville engages in rack marketing, which is the supply of product through tanker trucks directly to customers located in close geographic proximity to the refinery and to customers at throughput terminals on the refined products distribution systems of Magellan and NuStar. Coffeyville also makes bulk sales (sales into third-party pipelines) into the mid-continent markets and other destinations utilizing the product pipeline networks owned by Magellan Midstream Partners, L.P. ("Magellan"), Enterprise Products Partners, L.P. and NuStar Energy, L.P. The outbound Enterprise Pipeline Red Line provides Coffeyville with access to the NuStar Refined Products Pipeline system. This allows gasoline and ULSD product sales from Kansas up into North Dakota.
The Wynnewood refinery ships its finished product via pipeline, railcar, and truck. It focuses its efforts in the southern portion of the Magellan system which covers all of Oklahoma, parts of Arkansas as well as eastern Missouri, and all other Magellan terminals. The pipeline system is also able to flow in the opposite direction, providing access to Texas markets as well as some adjoining states with pipeline connections. Wynnewood also sells jet fuel to the U.S. Department of Defense via its segregated truck rack and can offer asphalts, solvents and other specialty products via both truck and rail.
Customers
Customers for the refined petroleum products primarily include retailers, railroads, and farm cooperatives and other refiners/marketers in Group 3 of the PADD II region because of their relative proximity to the refineries and pipeline access. The petroleum business sells bulk products to long-standing customers at spot market prices based on a Group 3 basis differential to prices quoted on the New York Mercantile Exchange ("NYMEX"), which are reported by industry market-related indices such as Platts and Oil Price Information Service.
The petroleum business also has a rack marketing business supplying product through tanker trucks directly to customers located in proximity to the Coffeyville and Wynnewood refineries, as well as to customers located at throughput terminals on refined products distribution systems run by Magellan and NuStar. Rack sales are at posted prices that are influenced by competitor pricing and Group 3 spot market differentials. Additionally, the Wynnewood refinery supplies jet fuel to the U.S. Department of Defense. For the year ended December 31, 2015, the two largest customers accounted for approximately 14% and 9% of the petroleum business net sales and approximately 53% of the petroleum business net sales were made to its ten largest customers.
Competition
The petroleum business competes primarily on the basis of price, reliability of supply, availability of multiple grades of products and location. The principal competitive factors affecting its refining operations are cost of crude oil and other feedstock costs, refinery complexity, refinery efficiency, refinery product mix and product distribution and transportation costs. The location of the refineries provides the petroleum business with a reliable supply of crude oil and a transportation cost advantage over its competitors. The petroleum business primarily competes against five refineries operated in the mid-continent region. In addition to these refineries, the refineries compete against trading companies, as well as other refineries located outside the region that are linked to the mid-continent market through an extensive product pipeline system. These competitors include refineries located near the Gulf Coast and the Texas panhandle region. The petroleum business refinery competition also includes branded, integrated and independent oil refining companies, such as Phillips 66 Company, HollyFrontier Corporation, CHS Inc., Valero Energy Corporation and Flint Hills Resources LLC.
Seasonality
The petroleum business experiences seasonal effects as demand for gasoline products is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and road construction work. Demand for diesel fuel is higher during the planting and harvesting seasons. As a result, the petroleum business' results of operations for the first and fourth calendar quarters are generally lower compared to its results for the second and third calendar quarters. In addition, unseasonably cool weather in the summer months and/or unseasonably warm weather in the winter months in the markets in which the petroleum business sells its petroleum products can impact the demand for gasoline and diesel fuel. The demand for asphalt is also seasonal and is generally higher during the months of March through October.
Nitrogen Fertilizer Business
CVR owns its nitrogen fertilizer business through its interest in CVR Partners. The nitrogen fertilizer business is the only nitrogen fertilizer plant in North America that utilizes a pet coke gasification process to produce nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. The nitrogen fertilizer facility includes a 1,300 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen. The nitrogen fertilizer business' principal products are UAN and ammonia which are manufactured at its facility in Coffeyville, Kansas and sold on a wholesale basis. The nitrogen fertilizer business' product sales are heavily weighted toward UAN.
Raw Material Supply
 The nitrogen fertilizer facility's primary input is pet coke. In contrast, substantially all of the nitrogen fertilizer business' competitors use natural gas as their primary raw material feedstock. Historically, pet coke has been less expensive than natural gas on a per ton of fertilizer produced basis. The nitrogen fertilizer facility's pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant.
During the past five years, over 70% of the nitrogen fertilizer business' pet coke requirements on average were supplied by CVR Refining's adjacent crude oil refinery pursuant to a renewable long-term agreement. Historically the nitrogen fertilizer business has obtained the remainder of its pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. CVR Partners is party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement expires in December 2016. If necessary, the gasification process can be modified to operate on coal as an alternative, which provides an additional raw material source. There are significant supplies of coal within a 60-mile radius of the nitrogen fertilizer plant.
Distribution, Sales and Marketing
The primary geographic markets for the nitrogen fertilizer business' fertilizer products are Kansas, Missouri, Nebraska, Iowa, Illinois, Colorado and Texas. The nitrogen fertilizer business markets the UAN products to agricultural customers and the ammonia products to industrial and agricultural customers.
UAN and ammonia are distributed by truck or by railcar. If delivered by truck, products are sold on a freight-on-board basis, and freight is normally arranged by the customer. The nitrogen fertilizer business leases and owns a fleet of railcars for use in product delivery. The nitrogen fertilizer business operates eight rail loading and two truck loading racks for UAN. It also operates four rail loading and two truck loading racks for ammonia.
The nitrogen fertilizer business owns all of the truck and rail loading equipment at the nitrogen fertilizer facility. The nitrogen fertilizer business also utilizes two separate UAN storage tanks and related truck and railcar load-out facilities. Each of these facilities, located in Phillipsburg and Dartmouth, Kansas, has a UAN storage tank that has a capacity of two million gallons, or approximately 10,000 tons. The Phillipsburg property that the terminal was constructed on is owned by a subsidiary of CVR Refining, which operates the terminal. The Dartmouth terminal is located on leased property owned by the Pawnee County Cooperative Association, which operates the terminal. The purpose of the UAN terminals is to collectively distribute approximately 40,000 tons of UAN fertilizer annually.
The nitrogen fertilizer business markets agricultural products to destinations that produce strong margins. The UAN market is primarily located near the Union Pacific Railroad lines or destinations that can be supplied by truck. The ammonia market is primarily located near the Burlington Northern Santa Fe or Kansas City Southern Railroad lines or destinations that can be supplied by truck.
The nitrogen fertilizer business often uses forward sales of fertilizer products to optimize its asset utilization, planning process and production scheduling. These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that it proposes. The nitrogen fertilizer business uses this program to varying degrees during the year and between years depending on market conditions and has the flexibility to increase or decrease forward sales depending on management's view as to whether price environments will be increasing or decreasing. Fixing the selling prices of nitrogen fertilizer products months in advance of their ultimate delivery to customers typically causes the nitrogen fertilizer business reported selling prices and margins to differ from spot market prices and margins available at the time of shipment.
Customers
The nitrogen fertilizer business sells UAN products to retailers and distributors. In addition, it sells ammonia to agricultural and industrial customers. Some of its larger customers include Crop Production Services, Inc., Gavilon

Fertilizer, LLC, Interchem, J.R. Simplot, Inc., MFA Incorporated and United Suppliers, Inc. Given the nature of its business, and consistent with industry practice, the nitrogen fertilizer business does not have long-term minimum purchase contracts with its UAN and ammonia customers.
For the year ended December 31, 2015, the top five customers of the nitrogen fertilizer business in the aggregate represented 39% of the nitrogen fertilizer business' net sales. The nitrogen fertilizer business' top two customers accounted for approximately 14% and 10%, respectively, of the nitrogen fertilizer business' net sales.
Competition
Competition in the nitrogen fertilizer industry is dominated by price considerations. However, during the spring and fall application seasons, farming activities intensify and delivery capacity is a significant competitive factor. The nitrogen fertilizer business maintains a large fleet of leased and owned railcars and seasonally adjusts inventory to enhance its manufacturing and distribution operations.
The nitrogen fertilizer business' major competitors include Agrium, Inc.; Koch Nitrogen Company, LLC; Potash Corporation of Saskatchewan, Inc.; CF Industries Holdings, Inc. and Terra Nitrogen Company, LP. Domestic competition is intense due to customers' sophisticated buying tendencies and competitor strategies that focus on cost and service. The nitrogen fertilizer business also encounters competition from producers of fertilizer products manufactured in foreign countries. In certain cases, foreign producers of fertilizer who export to the United States may be subsidized by their respective governments.
Based on third-party expert data regarding total United States demand for UAN and ammonia, CVR Partners estimates that its nitrogen fertilizer plant's UAN capacity in 2015 represented approximately 7% of total U.S. UAN demand and that the net ammonia produced and marketed at its facility represented less than 1% of total U.S. ammonia demand.
Seasonality
Because the nitrogen fertilizer business primarily sells agricultural commodity products, its business is exposed to seasonal fluctuations in demand for nitrogen fertilizer products in the agricultural industry. As a result, the nitrogen fertilizer business typically generates greater net sales in the first half of each calendar year, which is referred to as the planting season, and its net sales tend to be lower during the second half of each calendar year, which is referred to as the fill season.
Environmental Matters
CVR's petroleum and nitrogen fertilizer businesses are subject to extensive and frequently changing federal, state and local, environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline and diesel fuels. These laws and regulations, their underlying regulatory requirements and the enforcement thereof impact the petroleum business and operations and the nitrogen fertilizer business and operations by imposing:

•	restrictions on operations or the need to install enhanced or additional controls;

•	the need to obtain and comply with permits, licenses and authorizations;

•	requirements for the investigation and remediation of contaminated soil and groundwater at current and former facilities (if any) and liability for off-site waste disposal locations; and

•	specifications for the products marketed by the petroleum business and the nitrogen fertilizer business, primarily gasoline, diesel fuel, UAN and ammonia.
CVR's operations require numerous permits, licenses and authorizations. Failure to comply with these permits or environmental laws and regulations could result in fines, penalties or other sanctions or a revocation of CVR's permits. In addition, the laws and regulations to which CVR is subject are often evolving and many of them have become more stringent or have become subject to more stringent interpretation or enforcement by federal or state agencies. The ultimate impact on CVR's compliance with evolving laws and regulations is not always clearly known or determinable due in part to the fact that its operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.
Renewable Fuel Standards
Refer to Part I, Item 1A, Risk Factors-Energy, If sufficient renewable identification numbers ("RINs") are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA's RFS mandates, the petroleum business' financial condition and results of operations could be materially adversely affected, and Note 17, "Commitments and Contingencies-Energy," to the consolidated financial statements for further discussion of Renewable Fuel Standards ("RFS") of the United States Environmental Protection Agency's ("EPA").
Safety, Health and Security Matters
CVR is subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Act ("OSHA") and comparable state statutes, the purpose of which are to protect the health and safety of workers. CVR is subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.
CVR operates a comprehensive safety, health and security program, with participation by employees at all levels of the organization. CVR has developed comprehensive safety programs aimed at preventing OSHA recordable incidents. Despite CVR's efforts to achieve excellence in its safety and health performance, there can be no assurances that there will not be accidents resulting in injuries or even fatalities. CVR routinely audits its programs and consider improvements in its management systems.
The Wynnewood refinery has been the subject of a number of OSHA inspections since 2006. As a result of these inspections, the Wynnewood refinery entered into four OSHA settlement agreements in 2008, pursuant to which it has agreed to undertake certain studies, conduct abatement activities, and revise and enhance certain OSHA compliance programs. The remaining costs associated with implementing these studies, abatement activities and program revisions are not expected to exceed $1 million.
Refer to Note 17, "Commitments and Contingencies-Energy," to the consolidated financial statements for further discussion of OSHA matters related to the Wynnewood refinery boiler explosion.
Employees
As of December 31, 2015, our Energy segment had 968 employees.
As of December 31, 2015, approximately 54% of the employees at the Coffeyville refinery were covered by a collective bargaining agreement. These employees are affiliated with five unions of the Metal Trades Department of the AFL-CIO ("Metal Trade Unions") and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC ("United Steelworkers"). The petroleum business is a party to a collective bargaining agreement with the Metal Trade Unions covering union members who work directly at the Coffeyville refinery. The agreement expires in March 2019. In addition, a collective bargaining agreement with the United Steelworkers, which covers the balance of the petroleum business' unionized employees who work in crude transportation expires in March 2017 and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date.
As of December 31, 2015, approximately 59% of the employees employed at the Wynnewood refinery were represented by the International Union of Operating Engineers. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2017.

Metals
Background
We conduct our Metals segment through our indirect wholly owned subsidiary, PSC Metals, Inc. (“PSC Metals”).
PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms, and supplies the recycled metals to its customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. These services are provided through PSC Metals' recycling facilities located in eight states. PSC Metals also operates a steel products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets.
The scrap market in which PSC Metals operates is highly dependent on overall economic conditions in the U.S. and other global markets. Economic conditions in the U.S. were mixed in 2015 as compared to 2014 with the first half of 2015 stronger in PSC Metals' markets and the second half of 2015 more challenging. Deteriorating economic conditions outside the U.S. combined with a strong U.S. dollar, weakened an already depressed scrap export market, resulting in tons that would have previously been exported being offered to domestic consumers. The strong dollar also encouraged increased steel imports that put pressure on domestic steel mill capacity utilization and resulted in increasing domestic steel inventories in 2015. Also during 2015, iron ore prices dropped significantly, improving the economics of that alternative to processed scrap for steel producers. The combined effect of these events on the scrap market was increased competition for decreasing domestic demand, and scrap prices falling by end of 2015, to the lowest levels since 2009. On the supply side, competition for shredder feedstock remained intense and margins remained under pressure in 2015. Unstable, and decreasing market pricing throughout 2015 had the effect of reducing flows from peddlers and dealers while at the same time reducing margins. We cannot predict whether, or how long, current market conditions will continue to persist.
The Ferrous Scrap Metal Business
PSC Metals' ferrous products include busheling, plate and structural, shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), cast furnace iron and broken furnace iron. PSC Metals processes the scrap into a size, density and purity required by customers to meet their production needs.
PSC Metals purchases processed and unprocessed ferrous scrap metal from various sources, including individuals and traditional scrap yards as well as industrial manufacturers who recycle the scrap from their metal-forming processes and steel mills who look to PSC Metals to remarket secondary product they would otherwise scrap. PSC Metals sets the price paid to its suppliers based on market factors such as the demand and price for processed material and the underlying metal content of the scrap material being purchased. Changes in scrap prices could cause the collection rates of scrap to increase (when prices are higher) or decrease (when prices are lower). The variation in prices and collection rates can have a significant effect on sales volumes through PSC Metals' scrap yards. Scrap material is processed in PSC Metals' recycling yards where it is shredded, cut, broken, sheared, sorted and classified for use as raw material in the steel-making process. PSC Metals then sells processed ferrous scrap to end-users such as steel producing mini-mills and integrated steel makers and foundries, as well as brokers who aggregate materials for other large users. Additionally, a significant amount of valuable, non-ferrous metal is also recovered as a by-product of the shredding process, which is sold separately as discussed below.
The Non-ferrous Scrap Metal Business
The primary non-ferrous commodities that PSC Metals recycles are aluminum, copper, brass, stainless steel and other nickel-bearing metals. Non-ferrous products are a significant raw material in the production of aluminum and copper alloys used in manufacturing. The geographic markets for non-ferrous scrap tend to be larger than those for ferrous scrap due to the higher selling prices of non-ferrous metals relative to their weight, which justify the cost of shipping over greater distances. Non-ferrous scrap is typically sold on a spot basis, either directly or through brokers, to intermediate or end-users, which include smelters, foundries and aluminum sheet and ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of economic activity, with prices generally related to the price of the primary metal on the London Metals Exchange, Chicago Mercantile Exchange or the New York Commodity Exchange.
Strategy
PSC Metals is focused on growing and diversifying its core ferrous business by improving operating efficiencies through better use of its assets, lowering its cost structure and continuing to expand its non-ferrous business through both acquisitions and organic growth. PSC Metals seeks to acquire companies that will enable it to increase and maintain a consistent supply of scrap and capture efficiencies associated with an appropriate level of vertical integration.
Raw Materials/Competition
The scrap metal recycling industry is highly competitive, cyclical in nature, and commodity-based. Operating results tend to reflect and be amplified by changes in general global economic conditions, which in turn drive domestic and overseas manufacturing and the consumption of scrap in the production of steel and foundry products. The demand for product and production activity of PSC Metals' scrap consumers drives market pricing levels in PSC Metals' ferrous and non-ferrous scrap sales. Demand is driven by mill production schedules related to regional manufacturing requirements and service center stocking levels. Due to the lower selling prices of ferrous metals relative to their weight, raw ferrous scrap is generally purchased locally. Ferrous scrap prices are local and regional in nature. Where there are overlapping regional markets, however, prices do not tend to differ significantly between the regions due to the ability of companies to ship scrap metal from one region to another. The most significant limitation on the size of the geographic market for the procurement of ferrous scrap is transportation cost. This leads to significant fluctuations in demand and pricing for PSC Metals' products. The steel products business is less cyclical but is affected by the rate of secondary product generated by steel mills generating these products and the market demands in plate and pipe markets.
Customers
Our Metals segment had two customers in 2015 that represented approximately 25% of its net sales, one of which individually accounted for approximately 19% of its net sales. No other customer accounted for more than 6% of our Metals segment's net sales in 2015.

Employees
As of December 31, 2015, PSC Metals had 666 employees, of which 115 employees were covered by collective bargaining agreements.

Railcar
Background
We conduct our Railcar segment through our majority ownership interests in American Railcar Industries, Inc. ("ARI") and American Railcar Leasing, LLC ("ARL").
As discussed further in Note 3, "Operating Units - Railcar," to the consolidated financial statements, pursuant to a contribution agreement (the "ARL Contribution Agreement") dated September 20, 2013 and with a closing date on October 2, 2013 among AEP Rail Corp. ("AEP"), IRL Holding LLC ("IRL"), ARL and IEP Energy Holding LLC, we acquired a 75% economic interest in the newly capitalized ARL. ARL is considered an entity under common control that requires us to consolidate the financial results of ARL on an as-if-pooling basis.
On August 17, 2012, AEP Leasing LLC ("AEP Leasing"), a wholly owned subsidiary of Icahn Enterprises, was formed for the purpose of leasing railcars. Pursuant to the ARL Contribution Agreement, we contributed AEP Leasing, including its fleet of railcars, to ARL.
As of December 31, 2015, we owned approximately 59.8% of the total outstanding common stock of ARI and had a 75.0% economic interest in ARL.
Business
ARI is one of the leading North American designers and manufacturers of hopper and tank railcars. ARI provides its railcar customers with integrated solutions through a comprehensive set of high-quality products and related services through its manufacturing, leasing and railcar services operations. ARI's manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. ARI's Railcar services consist of railcar repair, engineering and field services.
ARL is engaged in the business of leasing railcars to customers with specific requirements whose products require specialized railcars dedicated to transporting, storing, and preserving the integrity of their products. These products are primarily in the energy, food and agriculture, chemical, minerals and petrochemical industries.
ARI’s and ARL’s railcar leasing business consists of railcars manufactured primarily by ARI and leased to third parties under operating leases. ARI’s leasing business is operated under lease management agreements with ARL through which ARL markets ARI’s railcars for sale or lease and acts as ARI’s manager to lease railcars on ARI’s behalf for a fee.
ARI is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC that is publicly available.
Customers
Our Railcar segment’s primary customers include those that use railcars for freight transport, or shippers, leasing companies, industrial companies and Class I railroads. In servicing this customer base our Railcar segment believes its comprehensive railcar services offerings and its railcar components manufacturing operations will help our Railcar segment to further penetrate the general railcar manufacturing and leasing market.
Products and Services
ARI designs, manufactures and sells special, customized and general purpose railcars and a wide range of components primarily for the North American railcar and industrial markets. ARI primarily manufactures two types of railcars, hopper and tank railcars, but has the ability to produce additional railcar types. In addition, ARI offers these same railcars for lease. ARI also supports the railcar industry by offering a variety of comprehensive railcar repair services, ranging from full to light repair, engineering and on-site repairs and maintenance through its various repair facilities, including mobile units and mini shops.
ARI and ARL offer customers the option to lease their railcars through various leasing options, including full service leases. Maintenance of leased railcars can be provided, in part, through ARI's railcar repair and refurbishment facilities. The railcars in ARI's and ARL's lease fleet are leased to shippers with lease terms generally ranging from two to ten years. Our Railcar segment's combined railcar lease fleet consists of 45,050 railcars as of December 31, 2015.
ARI's railcar services group focuses on railcar repair, engineering and field services. Its primary customers for services provided by this group are leasing companies and shippers of specialty hopper and tank railcars. ARI's railcar services provide it insight into its customers' railcar needs. ARI uses this knowledge to improve its service and product offerings.

Competition
The railcar manufacturing industry has historically been extremely competitive. ARI competes primarily with Trinity Industries, Inc. ("Trinity"), The Greenbrier Companies, Inc., Freight Car America Inc., National Steel Car Limited and Union Tank Car Company ("Union Tank"). Competitors have expanded and may continue to expand their capabilities in ARI's core railcar markets.
The railcar leasing industry has also been historically extremely competitive. Both ARI and ARL compete primarily with Wells Fargo Rail Corp., GATX Corp., CIT Group, Trinity and Union Tank in the railcar leasing market.
Employees
As of December 31, 2015, ARI had 2,407 full-time employees, of which approximately 7% were party to domestic collective bargaining agreements.
As of December 31, 2015, ARL had 57 full-time employees.

Gaming
Background
We conduct our Gaming segment through our majority ownership in Tropicana Entertainment Inc. ("Tropicana").
Tropicana is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC that are publicly available.
As of December 31, 2015, we owned approximately 67.9% of the total outstanding common stock of Tropicana.
Business
Tropicana is an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. On April 1, 2014, Tropicana acquired an additional casino resort in Missouri. Tropicana primarily caters to local and regional guests to provide a fun and exciting gaming environment with high-quality and high-value lodging, dining, retail and entertainment amenities. Tropicana's properties offer a broad array of gaming options specifically tailored for its patrons in each market. Tropicana's properties include the following casinos:

•	Tropicana Laughlin Hotel and Casino - Laughlin, Nevada;

•	Lumiére Place Casino - St. Louis, Missouri;

•	Montbleu Casino Resort & Spa - South Lake Tahoe, Nevada;

•	Tropicana AC - Atlantic City, New Jersey;

•	Tropicana Evansville - Evansville, Indiana;

•	Belle of Baton Rouge Casino and Hotel - Baton Rouge, Louisiana;

•	Tropicana Greenville - Greenville, Mississippi; and

•	Tropicana Aruba - Palm Beach, Aruba.
Competition
Tropicana owns land-based and riverboat casino facilities in six states and one casino resort located on the island of Aruba. Tropicana competes with numerous casinos and casino hotels of varying quality and size in the markets in which its properties are located and with other forms of legalized gaming, including state-sponsored lotteries, racetracks, off-track wagering, video lottery, video poker terminals and card parlors. Tropicana also competes with other non-gaming resorts and vacation areas, and with various other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity.
In most markets, Tropicana competes directly with other casino facilities operating in the immediate and surrounding market areas, including casinos located on Native American reservations. In some markets, Tropicana faces competition from nearby markets in addition to direct competition within its market areas.
Tropicana believes competition in existing markets has intensified over the last several years, due to new markets opening for development, overall challenging economic conditions and decreased spending on leisure activities. Many casino operators have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. The expansion of casino entertainment at existing properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors has increased competition in many markets in which Tropicana competes, and it expects this intense competition to continue.

Tropicana's operating results can be adversely affected by costs associated with advertising, promotions and complimentary services to patrons, the amount and timing of which may be affected by the advertising and complimentary policies and actions of its properties' competitors and its efforts to keep pace with them. If Tropicana's operating revenues are insufficient to allow it to match the promotions of competitors, the number of its casino patrons may decline, which may have a material adverse effect on our Gaming segment's financial performance. In addition, some of Tropicana's competitors have significantly greater financial resources than it does, and as a result Tropicana may not be able to successfully compete with them in the future.
Trademarks
Tropicana uses a variety of trade names, service marks and trademarks and has all the rights and licenses necessary to conduct its continuing operations. Tropicana has registered several service marks and trademarks with the United States Patent and Trademark Office or otherwise acquired the licenses to use those which are material to the conduct of its business. Tropicana owns the following federally registered trademarks or service marks that are material to its business: MontBleu, Aztar, Trop, Tropicana, Belle of Baton Rouge, Trop Advantage, the Quarter at Tropicana and Lumiére.
Tropicana Trademarks
Tropicana along with certain entities that own Tropicana Las Vegas (“Tropicana LV”) are parties to a trademark Settlement Agreement (the “Settlement Agreement”) governing the respective rights of the parties to the “Tropicana” trademark. Pursuant to the Settlement Agreement, which became effective on September 28, 2011, the Tropicana LV entities, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive rights to use the names, trademarks, and/or service marks (the “Marks”) TROPICANA LAS VEGAS (or TROP LAS VEGAS) and TROPICANA LV (or TROP LV) (the “TLV Marks”, as defined in the Settlement Agreement) in conjunction with its services (“Services”, as defined in the Settlement Agreement) in the City of Las Vegas, Nevada and within a 50-mile radius of the front entrance of the Tropicana Las Vegas Hotel and Casino located at 3801 Las Vegas Boulevard South, Las Vegas, Nevada (the “TLV Territory”) along with certain rights to use the TLV Marks on the Internet without geographic limitation and to register the TLV Marks as domain names. Tropicana and its affiliates, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive worldwide rights (excluding the TLV Territory) to use the TROPICANA and TROP Marks coupled with either a pre-existing identifier of its Services (such as "TROPICANA ENTERTAINMENT" or "TROP ADVANTAGE") or an accurate geographic identifier of the location of a Tropicana Entertainment property (other than LAS VEGAS or the name of any city within the TLV Territory) (the “TE Marks”) along with certain rights to use the TE Marks on the Internet without geographic limitation and to register the TE Marks as domain names.
Seasonality
Tropicana's cash flows from operating activities are seasonal in nature. Operating results are traditionally the strongest in the third quarter and traditionally the weakest during the fourth quarter. Any excess cash flows achieved from operations during the peak seasons are used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that Tropicana is not able to generate excess cash flows during the peak seasons, it may not be able to fully subsidize non-peak seasons.
Governmental Regulation
The ownership and operation of Tropicana's gaming facilities are subject to pervasive regulation under the laws and regulations of each of the six states in which it operates as well as in Aruba where Tropicana operates a small casino. Gaming laws generally are based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on the gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry meet certain standards of character and fitness.
Typically, a jurisdiction's regulatory environment is established by statute and is administered by a regulatory agency with broad discretion to regulate, among other things, the affairs of owners, managers and persons with financial interests in gaming operations.
Licensing
Gaming laws require Tropicana and certain of its subsidiaries, as well as its directors, officers (with respect to corporations), managers (with respect to limited liability companies), and certain other key employees and, in some cases, certain of its shareholders (with respect to corporations), members (with respect to limited liability companies), and holders of debt securities, to obtain licenses, findings of suitability or other approvals from gaming authorities. Licenses or findings of suitability typically require a determination that the applicant is suitable or otherwise qualified to hold the license or the finding of suitability necessary to hold equity, debt securities or position with the gaming licensee or its affiliated entities. Where not mandated by statute, rule or regulation, gaming authorities generally have broad discretion in determining who must come forward for suitability and whether an applicant qualifies for licensing or should be deemed suitable or otherwise qualified.
Other Regulations
Tropicana is subject to various federal, state and local laws and regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, currency transactions, employees, taxation, zoning and building codes, marketing and advertising, vessels and permanently moored craft. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect Tropicana's business.
Employees
As of December 31, 2015, Tropicana had approximately 7,100 employees and had collective bargaining agreements with several unions covering approximately 2,700 of those employees, substantially all of whom are employed at Tropicana AC, Lumiére Place Casino, Belle of Baton Rouge and Tropicana Evansville. Tropicana periodically experiences challenges in negotiating collective bargaining agreements with certain unions. In September 2014, a collective bargaining agreement with UNITE HERE Local 54 covering approximately 1,100 employees at Tropicana AC expired and Tropicana AC is presently operating without an agreement with this union.

Mining
Background
We conduct our Mining segment through our majority ownership in Ferrous Resources Ltd ("Ferrous Resources"). As discussed below, we obtained control of and consolidated the results of Ferrous Resources during the second quarter of 2015.
Ferrous Resources acquired certain rights to iron ore mineral resources in Brazil and develops mining operations and related infrastructure to produce and sell iron ore products to the global steel industry. Ferrous Resources has acquired significant iron ore assets in the State of Minas Gerais, Brazil, known as Viga, Viga Norte, Esperança, Serrinha and Santanense. In addition, Ferrous Resources has acquired certain mineral rights near Jacuípe in the State of Bahia, Brazil. Of the assets acquired, Viga, Esperança and Santanense are already extracting and producing iron ore, while the other assets are at an early stage of exploration.
In response to the current depressed iron ore price environment, Ferrous Resources decided to temporarily suspend Esperança's and Santanense's operations during the first quarter of 2015 in order to study alternatives to further reduce cost of production and improve product quality and therefore to improve profitability and margin per metric ton.
Acquisition
On April 25, 2015, IEP Ferrous Brazil LLC ("IEP Ferrous"), a wholly owned subsidiary of ours, entered into an agreement which provided that IEP Ferrous would launch a tender offer to purchase any and all of the outstanding shares of Ferrous Resources for $0.36 per share and backstop a certain rights offering of up to $40 million.
Prior to the tender offer, IEP Ferrous owned approximately 14.1% of the total outstanding shares of Ferrous Resources. As a result of the tender offer, IEP Ferrous obtained control of Ferrous Resources through the purchase of additional shares of Ferrous Resources on June 8, 2015 (the acquisition date), and additional shares of Ferrous Resources on June 26, 2015 for a combined aggregate tender consideration of $180 million. In addition, on June 26, 2015, pursuant to a certain rights offering, we purchased additional shares of Ferrous Resources for an aggregate consideration of $29 million.
As of December 31, 2015, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources.
Strategy
The economic viability of Ferrous Resources' business is highly dependent on the market price of iron ore. Ferrous Resources' longer-term strategy is to produce and sell iron ore products in the domestic Brazilian market, as well as to the export markets, principally China, Japan, Korea, the Middle East and also potentially Europe. Future revenues will depend on Brazilian and global demand levels for iron ore, iron ore international sales prices, the type of iron ore product it sells and the iron content of those products. Iron ore prices (including sale prices in Brazil) are largely driven by global demand for crude steel, the primary driver for iron ore demand.

For Ferrous Resources, the key performance driver has historically been from demand for raw materials from Chinese steelmakers.  For the period June 1, 2015 through December 31, 2015, Ferrous Resources has been concentrating on sales in Brazil, where the best margins are being captured. During the fourth quarter of 2015, both domestic and global steel industries continued to show weakness as steel mills' utilization rates have not recovered and iron ore prices remain weak.
Competition
The iron ore industry is characterized by intense competition and a high level of market concentration. Ferrous Resources competes with a number of large international mining companies, many of which have mineral and financial resources substantially greater than those of Ferrous Resources.
Customers
Ferrous Resources currently sells its products in the domestic Brazilian market to two main customers, one of which accounted for 89% of our Mining segment's net sales for the period June 1, 2015 through December 31, 2015.
Employees
As of December 31, 2015, Ferrous Resources had 935 employees.

Food Packaging
Background
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). As of December 31, 2015, we owned approximately 73.3% of the total outstanding common stock of Viskase.
Business
Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase operates nine manufacturing facilities, six distribution centers and three service centers throughout North America, Europe, South America and Asia. Viskase provides value-added support services relating to these products for some of the world's largest global consumer products companies. Viskase believes it is one of the two largest worldwide producers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings.
Business Strategy
Viskase's business strategy is to continue to improve operational efficiencies, product quality and throughput by upgrading existing production facilities and adding resources in high growth markets through new capital investments. Viskase has been successful in implementing production cost-savings initiatives and will continue to pursue similar opportunities that enhance its profitability and competitive positioning as a leader in the casing market. Opportunities to reduce extrusion, shirring and printing waste are also feasible at several of Viskase's facilities through upgraded equipment and an ongoing effort to redefine product mix.
International
Viskase has seven manufacturing or finishing facilities located outside the continental United States: Monterrey, Mexico; Beauvais, France; Thâon-les-Vosges, France; Caronno, Italy; Warsaw, Poland; Clark Freeport Zone, Philippines; and Atibaia, Brazil. Viskase continues to explore opportunities to expand in emerging markets. Net sales from customers located outside the United States represented approximately 70% of its total net sales in 2015. Viskase's operations in France are responsible for distributing products, directly or through distributors, in Europe, Africa, the Middle East and parts of Asia. While overall consumption of processed meat products in North America and Western Europe is stable, market growth is driven by increasing demand in Eastern Europe, South America and the Asia Pacific region.
Employees
As of December 31, 2015, Viskase had 2,030 employees worldwide, of which 495 employees were covered under collective bargaining agreements.

Real Estate
Background
Our Real Estate operations consist of rental real estate, property development and associated club activities.

Our rental real estate operations consist primarily of retail, office and industrial properties leased to single corporate tenants. As of December 31, 2015, we owned 15 commercial rental real estate properties. We sold 14 commercial rental properties during the year ended December 31, 2015. Historically, substantially all of our real estate assets leased to others have been net-leased under long-term leases. With certain exceptions, these tenants are required to pay all expenses relating to the leased property and, therefore, we are typically not responsible for payment of expenses, including maintenance, utilities, taxes, insurance or any capital items associated with such properties.
Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor development property in Vero Beach, Florida include land for future residential development of approximately 239 and 1,128 units of residential housing, respectively. Both our developments operate golf and club operations as well. During the year ended December 31, 2015, we sold the Oak Harbor development and operations in Vero Beach, Florida, which was historically operated as part of the Grand Harbor development property. Our long-term investment horizon and operational expertise allow us to acquire properties with limited current income and complex entitlement and development issues.
In addition, our Real Estate segment owns an unfinished development property and a partially developed casino, located on approximately 23 acres in Las Vegas, Nevada, which is classified as assets held for sale and is located in other assets in our consolidated balance sheets as of December 31, 2015.
Strategy
Our Real Estate business strategy is based on our long-term investment outlook. We maximize the value of our commercial lease portfolio through effective management of existing properties and disposal of assets on an opportunistic basis. We continue to market our remaining residential product and to build new homes as market conditions warrant. In keeping with the Real Estate business' strategy of investing capital to grow existing operations, we actively pursue prudent acquisitions of additional commercial and residential properties at favorable prospective returns.
Seasonality
Resort operations are highly seasonal with peak activity in Cape Cod from June to September and in Florida from November to March. Sales activity for our real estate developments in Cape Cod typically peak in late winter and early spring, while in Florida our peak selling season is during the winter months.
Employees
As of December 31, 2015, our Real Estate segment had 135 employees. No employees are covered by collective bargaining agreements.

Home Fashion
Background
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint Home LLC (“WPH”).
We acquired a controlling interest in WestPoint International, Inc. ("WPI") out of bankruptcy on August 8, 2005. In addition, we acquired certain preferred shares in WPI (the "Preferred Shares") during 2006. During 2011, we acquired additional shares of WPI common stock. On December 22, 2011, two of our subsidiaries, which held WPI's common and Preferred Shares, merged with and into WPI with WPI surviving the merger. As a result of the merger, among other things, (i) we became the sole owner of WPI, (ii) the Preferred Shares ceased to exist, (iii) any subscription rights to purchase WPI common stock were cancelled and (iv) minority stockholders of WPI became entitled to receive $3.05 per share for their common stock of WPI.
Effective as of March 1, 2012, pursuant to an internal reorganization, WestPoint Home, Inc. (a wholly owned indirect subsidiary of WPI, which had previously comprised our Home Fashion business) merged into our newly created wholly owned indirect subsidiary (which was formed as a Delaware limited liability company solely for the purposes of such merger) and continued its business as a limited liability company under the name WestPoint Home LLC. In referencing WPH, we refer to WestPoint Home Inc. and WestPoint Home LLC interchangeably because the business profile of our Home Fashion segment's business did not change as a result of this reorganization.
Business
WPH's business consists of manufacturing, sourcing, marketing, distributing and selling home fashion consumer products. WPH differentiates itself in the home fashion textile industry based on its 200 plus-year heritage of providing its customers with: (1) a full assortment of home fashion products; (2) good customer service; (3) a superior value proposition; and (4) branded and private label products with strong consumer recognition. WPH markets a broad range of manufactured and sourced bed, bath, basic bedding and other textile products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, bath and beach towels, bath accessories, bed skirts, bed pillows, flocked blankets, woven blankets and throws and mattress pads.
WPH manufactures and sources its products in a wide assortment of colors and patterns from a variety of fabrics, including chambray, twill, sateen, and from a variety of fibers, including cotton, synthetics and cotton blends. WPH seeks to position its business as a single-source supplier to retailers of home fashion products, offering a broad assortment of products across multiple price points. WPH believes that product and price point breadth allows it to provide a comprehensive product offering for each major distribution channel.
WPH transitioned the majority of its manufacturing to Bahrain, a low-cost country, and continues to maintain its corporate offices and certain distribution operations in the United States.
Strategy
Beginning with its purchase of the assets of WestPoint Stevens in 2005, WPH has been focused on restructuring its business by reducing costs and improving profitability.  WPH's restructuring process has taken several years and remains on-going.  These actions have included moving manufacturing operations overseas, reducing labor costs, attempting to source goods at lower prices and addressing unfavorable licensing arrangements. WPH has also been focused on significant restructuring in the United States, which has included streamlining its merchandising, sales, customer service, finance divisions and its distribution process.
WPH believes its principal manufacturing facility in Bahrain allows it to benefit from competitive labor rates, attractive incentives, low energy costs and a favorable tax treaty.  WPH currently has one non-U.S. manufacturing plant and one manufacturing plant and one distribution center in the United States. WPH regularly reviews the possibility of implementing additional cost-saving measures.
Brands, Trademarks and Licenses
WPH markets its products under trademarks, brand names and private labels, which it uses as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors.
WPH manufactures and sells its own branded line of home fashion products consisting of merchandise bearing registered trademarks that include WestPoint Home, Grand Patrician, Martex, Luxor, Modern Living and Vellux.
In addition, some of WPH's home fashion products are manufactured and sold pursuant to licensing agreements under designer and brand names that include, among others, IZOD, Southern Tide, Under the Canopy and Portico.
Private label brands, also known as “store brands,” are controlled by individual retail customers through use of their own brands or through an exclusive license or other arrangement with brand owners. Private label brands provide retail customers with a way to promote consumer loyalty, as the brand is owned and controlled by WPH's retail customers and not by WPH. As WPH's customer base has experienced consolidation, there has been an increasing focus on proprietary branding strategies.
The percentage of WPH's net sales derived from the sale of private label branded and unbranded products for 2015 was approximately 39%. For 2015, the percentage of WPH net sales derived from sales under brands it owns and controls was approximately 36%, and the percentage of WPH net sales derived from sales under brands owned by third parties pursuant to licensing arrangements with WPH was approximately 25%.
Customers
WPH sells its home fashion products to, chain stores, mass merchants, department stores, specialty stores and warehouse clubs, both domestically and internationally. During 2015, WPH's top four customers accounted for approximately 64% of its net sales, one of which individually accounted for approximately 25% of its net sales.
Competition
The home fashion industry is fragmented and highly competitive. Future success will, to a large extent, depend on WPH's ability to be a competitive low-cost producer. WPH competes with both foreign and domestic companies on, among other factors, the basis of price, quality, design and customer service. WPH may also face competition in the future from companies that are currently third-party suppliers to WPH. Future success depends on the ability to remain competitive in the areas of marketing, product development, price, quality, brand names, manufacturing capabilities, distribution and order processing.
Employees
As of December 31, 2015, WPH had 2,051 employees worldwide.

Holding Company
We seek to invest our available cash and cash equivalents in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses.
As of December 31, 2015, we had investments with a fair market value of approximately $3.4 billion in the Investment Funds. We may redeem our direct investment in the Investment Funds upon notice.
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
Available Information
Icahn Enterprises maintains a website at www.ielp.com. We provide access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge through this website as soon as reasonably practicable after such material is electronically filed with the SEC. Paper copies of annual and periodic reports filed with the SEC may be obtained free of charge upon written request by contacting our headquarters at the address located on the front cover of this report or under Investor Relations on our website. In addition, our corporate governance guidelines, including Code of Business Conduct and Ethics and Audit Committee Charter, are available on our website (under Corporate Governance) and are available in print without charge to any stockholder requesting them. You may obtain and copy any document we furnish or file with the SEC at the SEC's public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC's public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, information statements, and other information regarding issuers like us who file electronically with the SEC. The SEC's website is located at www.sec.gov.

Item 1A. Risk Factors.
Risks Relating to Our Structure

Our general partner and its control person could exercise their influence over us to your detriment.
Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises and Icahn Enterprises Holdings, and approximately 89.0% of Icahn Enterprises' outstanding depositary units as of February 29, 2016, and, as a result, has the ability to influence many aspects of our operations and affairs.
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
The market for our securities may be volatile.
The market for Icahn Enterprises' equity securities may be subject to disruptions that could cause substantial volatility in their prices. In general, economic crises have caused substantial market volatility and unrest. Any such disruptions or future volatility may adversely affect the value of your securities.

Future cash distributions to Icahn Enterprises' unitholders, if any, can be affected by numerous factors.
While we made cash distributions to Icahn Enterprises' unitholders in each of the four quarters of 2015, the payment of future distributions will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered.
Our ability to pay distributions will depend on numerous factors, including the availability of adequate cash flow from operations; the proceeds, if any, from divestitures; our capital requirements and other obligations; restrictions contained in our financing arrangements; and our issuances of additional equity and debt securities. The availability of cash flow in the future depends as well upon events and circumstances outside our control, including prevailing economic and industry conditions and financial, business and similar factors. No assurance can be given that we will be able to make distributions or as to the timing of any distribution. If distributions are made, there can be no assurance that holders of depositary units may not be required to recognize taxable income in excess of cash distributions made in respect of the period in which a distribution is made.
Holders of Icahn Enterprises' depositary units have limited voting rights, including rights to participate in our management.
Our general partner manages and operates Icahn Enterprises. Unlike the holders of common stock in a corporation, holders of Icahn Enterprises' outstanding depositary units have only limited voting rights on matters affecting our business. Holders of depositary units have no right to elect the general partner on an annual or other continuing basis, and our general partner generally may not be removed except pursuant to the vote of the holders of not less than 75% of the outstanding depositary units. In addition, removal of the general partner may result in a default under our debt securities. As a result, holders of depositary units have limited say in matters affecting our operations and others may find it difficult to attempt to gain control or influence our activities.
Holders of Icahn Enterprises' depositary units may not have limited liability in certain circumstances and may be personally liable for the return of distributions that cause our liabilities to exceed our assets.
We conduct our businesses through Icahn Enterprises Holdings in several states. Maintenance of limited liability will require compliance with legal requirements of those states. We are the sole limited partner of Icahn Enterprises Holdings. Limitations on the liability of a limited partner for the obligations of a limited partnership have not clearly been established in several states. If it were determined that Icahn Enterprises Holdings has been conducting business in any state without compliance with the applicable limited partnership statute or the possession or exercise of the right by the partnership, as limited partner of Icahn Enterprises Holdings, to remove its general partner, to approve certain amendments to the Icahn Enterprises Holdings partnership agreement or to take other action pursuant to the Icahn Enterprises Holdings partnership agreement, constituted “control” of Icahn Enterprises Holdings' business for the purposes of the statutes of any relevant state, Icahn Enterprises and/or its unitholders, under certain circumstances, might be held personally liable for Icahn Enterprises Holdings' obligations to the same extent as our general partner. Further, under the laws of certain states, Icahn Enterprises might be liable for the amount of distributions made to Icahn Enterprises by Icahn Enterprises Holdings.
Holders of Icahn Enterprises' depositary units may also be required to repay Icahn Enterprises amounts wrongfully distributed to them. Under Delaware law, we may not make a distribution to holders of our depositary units if the distribution causes our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and nonrecourse liabilities are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated Delaware law will be liable to the limited partnership for the distribution amount for three years from the distribution date.
Additionally, under Delaware law an assignee who becomes a substituted limited partner of a limited partnership is liable for the obligations, if any, of the assignor to make contributions to the partnership. However, such an assignee is not obligated for liabilities unknown to him or her at the time he or she became a limited partner if the liabilities could not be determined from the partnership agreement.
To service our indebtedness and pay distributions with respect to Icahn Enterprises' depositary units, we require a significant amount of cash. Our ability to maintain our current cash position or generate cash depends on many factors beyond our control.
Our ability to make payments on and to refinance our indebtedness, to pay distributions with respect to Icahn Enterprises' depositary units and to fund operations depends on existing cash balances and our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.
Our current businesses and businesses that we acquire may not generate sufficient cash to service our debt. In addition, we may not generate sufficient cash flow from operations or investments and future borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. As of December 31, 2015, approximately $2.0 billion of required payments will come due in the three-year period ending December 31, 2018 with the first maturity date occurring on March 15, 2017. This amount includes interest on our senior notes as well as principal and interest on mortgages payable. Because credit ratings are an important factor influencing our ability to access capital and the terms of any new indebtedness, including covenants and interest rates, our ability to refinance our indebtedness could be adversely affected if our credit ratings were downgraded. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
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
As of December 31, 2015, we and our subsidiaries had debt of approximately $12.6 billion, of which approximately $5.5 billion pertained to our Holding Company.
In the future, we and Icahn Enterprises Holdings may incur additional indebtedness if we comply with certain financial tests contained in the indentures that govern our senior notes. However, our subsidiaries other than Icahn Enterprises Holdings are not subject to any of the covenants contained in the indentures governing our senior notes. If new debt is added to our and our subsidiaries' current levels, the related risks that we, and they, now face could intensify. In addition, under the indenture governing our senior notes, certain important events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a change of control.
As of December 31, 2015, based on covenants in the indenture governing our senior notes, we were not permitted to incur additional indebtedness.
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
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 89.0% of Icahn Enterprises' outstanding depositary units as of February 29, 2016. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF Industries LLC ("ACF"), a related party in which Mr. Icahn has a direct ownership interest exceeding 80%, and Federal-Mogul are the sponsors of several pension plans.

ACF is a manufacturer and fabricator of specialty railcar parts and miscellaneous steel products from which certain of our subsidiaries purchase parts and steel products. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2015 and 2014. If the plans were voluntarily terminated, they would be underfunded by approximately $589 million and $474 million as of December 31, 2015 and 2014, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
We are subject to the risk of becoming an investment company.
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
We may become taxable as a corporation.
We believe that we have been and are properly treated as a partnership for federal income tax purposes. This allows us to pass through our income and deductions to our partners. However, the Internal Revenue Service ("IRS") could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Code. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, oil and gas revenues, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was qualifying income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute qualifying income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. If less than 90% of our gross income constitutes qualifying income, we may be subject to corporate tax on our net income, at a Federal rate of up to 35% plus possible state taxes. Further, if less than 90% of our gross income constituted qualifying income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes. The cost of paying federal and possibly state income tax, either for past years or going forward could be a significant liability and would reduce our funds available to make distributions to holders of units, and to make interest and principal payments on our debt securities. To meet the qualifying income test we may structure transactions in a manner which is less advantageous than if this were not a consideration, or we may avoid otherwise economically desirable transactions.
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
Holders of depositary units may be required to pay tax on their share of our income even if they did not receive cash distributions from us.
Because we are treated as a partnership for income tax purposes, holders of units are generally required to pay federal income tax, and, in some cases, state or local income tax, on the portion of our taxable income allocated to them, whether or not such income is distributed. Accordingly, it is possible that holders of depositary units may not receive cash distributions from us equal to their share of our taxable income, or even equal to their tax liability on the portion of our income allocated to them.
If we discover significant deficiencies in our internal controls over financial reporting or at any recently acquired entity, it may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws, which also could affect the market price of our depositary units or our ability to remain listed on the NASDAQ Global Select Market, or NASDAQ.
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
To the extent that any material weakness or significant deficiency exists in our consolidated subsidiaries' internal control over financial reporting, such material weakness or significant deficiency may adversely affect our ability to provide timely and reliable financial information necessary for the conduct of our business and satisfaction of our reporting obligations under federal securities laws, that could affect our ability to remain listed on NASDAQ. Ineffective internal and disclosure controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our depositary units or the rating of our debt.
During the fourth quarter of the year ended December 31, 2015, management of Federal-Mogul determined that it had a material weakness in internal control over financial reporting related to in the operating effectiveness of its information technology (IT) general controls. More specifically, Federal-Mogul was not consistently following its processes and procedures during 2015 to execute and monitor change management controls or to restrict or monitor access to certain of its IT systems. These processes and procedures are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel and that all changes affecting the financial applications and underlying account records are identified, authorized, tested and implemented appropriately. Additionally, as a result of the deficiencies identified, there is a possibility that the effectiveness of business process controls that are dependent on the affected IT systems or data and financial reports generated from the affected IT systems may be adversely affected.
Since we are a limited partnership, you may not be able to pursue legal claims against us in U.S. federal courts.
We are a limited partnership organized under the laws of the State of Delaware. Under the federal rules of civil procedure, you may not be able to sue us in federal court on claims other than those based solely on federal law, because of lack of complete diversity. Case law applying diversity jurisdiction deems us to be a citizen of each of our limited partners. Because we are a publicly traded limited partnership, it may not be possible for you to attempt to sue us in a federal court because we have citizenship in all 50 U.S. states and operations in many states. Accordingly, you will be limited to bringing any claims in state court.

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
Risks Relating to Our Business
General
In addition to the following risk factors specific to each of our businesses, all of our businesses are subject to the effects of the following:

•	the threat of terrorism or war;

•	loss of any of our or our subsidiaries' key personnel;

•	the unavailability, as needed, of additional financing; and

•	the unavailability of insurance at acceptable rates.
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
We and our subsidiaries are subject to cybersecurity risks and other cyber incidents resulting in disruption.
Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. We and our subsidiaries depend on information technology systems.  In addition, certain of our subsidiaries, including in our Gaming segment, collect, process and retain sensitive and confidential customer information in the normal course of business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism or other events. Any disruption of our systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect our results of operations.

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
The financial results of our Investment segment are primarily driven by the performance of the Investment Funds and our interests therein. The historical consolidated financial information contained elsewhere in this Report is not indicative of the future financial results of our Investment segment. In particular, with respect to the historical returns of our Investment segment:

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
Certain investment positions held by the Investment Funds may be illiquid. The Investment Funds may own restricted or non-publicly traded securities and securities traded on foreign exchanges. These investments could prevent the Investment Funds from liquidating unfavorable positions promptly and subject the Investment Funds to substantial losses.
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
For reasons not necessarily attributable to any of the risks set forth in this Report (for example, supply/demand imbalances or other market forces), the prices of the securities in which the Investment Funds invest may decline substantially. In particular, purchasing assets at what may appear to be undervalued levels is no guarantee that these assets will not be trading at even more undervalued levels at a future time of valuation or at the time of sale.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Reform Act, was enacted into law in July 2010, resulted in new regulations affecting almost every part of the financial services industry.
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
The Investment Funds' investments are subject to numerous additional risks including those described below.

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

•
The Investment Funds may invest in synthetic instruments with various counterparties. In the event of the insolvency of any counterparty, the Investment Funds' recourse will be limited to the collateral, if any, posted by the counterparty and, in the absence of collateral, the Investment Funds will be treated as a general creditor of the counterparty. While the Investment Funds expect that returns on a synthetic financial instrument may reflect those of each related reference security, as a result of the terms of the synthetic financial instrument and the assumption of the credit risk of the counterparty, a synthetic financial instrument may have a different expected return. The Investment Funds may also invest in credit default swaps.

Automotive
Federal-Mogul has substantial indebtedness, which could restrict its business activities and could subject Federal-Mogul to significant interest rate risk.
Federal-Mogul is permitted by the terms of its debt instruments to incur additional indebtedness, subject to the restrictions therein. Federal-Mogul’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on our Automotive segment’s business, financial condition and results of operations.  In addition, covenants in Federal-Mogul’s debt agreements could limit its ability to engage in certain transactions and pursue its business strategies, which could adversely affect its liquidity. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 10, "Debt - Automotive" of this Report for further discussion.
Federal-Mogul's indebtedness could:

•
limit Federal-Mogul’s ability to borrow money for working capital, capital expenditures, debt service requirements or other corporate purposes, guarantee additional debt or issue redeemable, convertible of preferred equity;

•
limit Federal-Mogul’s ability to make distributions or prepay its debt, incur liens, enter into agreements that restrict distributions from restricted subsidiaries, sell or otherwise dispose of assets (including capital stock of subsidiaries), enter into transactions with affiliates and merger, consolidate or sell substantially all of its assets;

•
require Federal-Mogul to dedicate a substantial portion of its cash flow to payments on indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;

•	increase Federal-Mogul’s vulnerability to general adverse economic and industry conditions; and

•	limit Federal-Mogul’s ability to respond to business opportunities.
A significant portion of Federal-Mogul's indebtedness accrues interest at variable rates. To the extent market interest rates rise, the cost of Federal-Mogul's debt would increase, thereby adversely affecting our Automotive operations.
Federal-Mogul’s restructuring activities and strategic initiatives may affect its short-term liquidity and may not result in the anticipated synergies and cost savings.
Federal-Mogul is pursuing a number of organic and inorganic growth activities, restructuring plans, and strategic initiatives to increase and improve its business and profitability. Federal-Mogul's management believes these activities will enhance its long term shareholder value; however, the investment to effectuate these activities may have an effect on Federal-Mogul's short term liquidity and may create the need for additional borrowing which may be at higher interest rates given its current level of indebtedness. In addition, it is possible the achievement of expected synergies and cost savings associated with Federal-Mogul’s restructuring activities will require additional costs or charges to earnings in future periods. It is also possible the expected synergies or returns from strategic initiatives may not be achieved. Any costs or charges could adversely effect on Federal-Mogul's business, results of operations, liquidity, and financial condition.
Our Automotive segment may pursue acquisitions or other affiliations that involve inherent risks, any of which may cause it not to realize anticipated benefits, and it may have difficulty integrating the operations of any companies that may be acquired, which may adversely affect our Automotive segment’s operations.
In the past, our Automotive segment has grown through acquisitions and may make additional acquisitions in the future as part of its business strategy. The full benefits of these acquisitions, however, require integration of manufacturing, administrative, financial, sales, and marketing approaches and personnel. If our Automotive segment is unable to successfully integrate its acquisitions, it may not realize the benefits of the acquisitions, its financial results may be negatively affected, or additional cash may be required to integrate such operations.
In the future, our Automotive segment may not be able to successfully identify suitable acquisition or affiliation opportunities or complete any particular acquisition, combination, affiliation or other transaction on acceptable terms. Our Automotive segment's identification of suitable acquisition candidates and affiliation opportunities and the integration of acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. Such risks include the effects on our Automotive segment's business, diversion of management’s attention and risks associated with unanticipated problems or unforeseen liabilities, and may require significant financial resources that would otherwise be used for the ongoing development of Automotive segment's business.
The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. These difficulties could be further increased to the extent our Automotive segment pursues acquisition or affiliation opportunities internationally. Our

Automotive segment may not be effective in retaining key employees or customers of the combined businesses. Our Automotive segment may face integration issues pertaining to the internal controls and operations functions of the acquired companies and also may not realize cost efficiencies or synergies that were anticipated when selecting the acquisition candidates. Our Automotive segment may experience managerial or other conflicts with its affiliation partners. Any of these items could adversely affect our Automotive segment’s results of operations.
Our Automotive segment’s failure to identify suitable acquisition or affiliation opportunities may restrict its ability to grow its business. If our Automotive segment is successful in pursuing future acquisitions or affiliations, it may be required to expend significant funds, incur additional debt and/or issue additional securities, which may materially adversely affect results of operations. If our Automotive segment spends significant funds or incurs additional debt, its ability to obtain financing for working capital or other purposes could decline and it may be more vulnerable to economic downturns and competitive pressures.
Our Automotive segment depends on its relationships with its suppliers and a disruption of these relationships or of its suppliers' operations could have a material adverse effect on our Automotive segment's business and results of operations.
Our Automotive segment's business depends on developing and maintaining productive relationships with its suppliers. Many factors outside our Automotive segment's control may harm these relationships. For example, financial difficulties that some of our Automotive segment's suppliers may face could increase the cost of the products it purchases from them or might interrupt its source of supply. A disruption of our Automotive segment's supplier relationships or a disruption in our Automotive segment's suppliers' operations could have a material adverse effect on our Automotive segment's business and results of operations.
Adverse conditions in the automotive market adversely affect demand for our Automotive segment's products and expose it to credit risks of its customers.
Our Automotive segment's revenues are closely tied to global OE automobile sales, production levels and independent aftermarket parts replacement activity. The OE market is characterized by short-term volatility, with overall expected long-term growth in global vehicle sales and production. Automotive production in the local markets served by our Automotive segment can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory and legislative oversight requirements and trade agreements. A variation in the level of automobile production would affect not only sales to OE customers but, depending on the reasons for the change, could impact demand from aftermarket customers. In addition, aftermarket demand is affected by various factors, including the size and composition of the vehicle population and vehicle usage. Our Automotive operations could be adversely affected if they fail to respond in a timely and appropriate manner to changes in the demand for their products or if they are not able to timely identify or address financial distress of their aftermarket customers.
Accounts receivable potentially subject our Automotive segment to concentrations of credit risk. In particular, Federal-Mogul's customer base includes virtually every significant global automotive manufacturer, numerous Tier 1 automotive suppliers and a large number of distributors and installers of automotive aftermarket parts. Consolidation in the automotive aftermarket may lead to financial distress for financially weaker customers of our Automotive segment's operations which, coupled with payment terms that are typically longer than in the OE market, could have a negative effect on Automotive segment's financial results.
Consolidation and market power of our Automotive segment's independent aftermarket customers could negatively affect its financial performance.
Our Automotive segment's independent aftermarket customers are continuing to consolidate and gain purchasing power and the ability to demand extended payment terms and other pricing concessions. If these trends continue the financial results of our Automotive segment's aftermarket business could be negatively affected.
Federal-Mogul's operations in foreign countries exposes our Automotive segment to risks related to economic and political conditions, currency fluctuations and import/export restrictions.
Federal-Mogul has manufacturing and distribution facilities in many countries. International operations are subject to certain risks including:

•	exposure to local economic conditions;

•	exposure to local political conditions (including the risk of seizure of assets by foreign governments);

•	currency exchange rate fluctuations (including, but not limited to, material exchange rate fluctuations, such as devaluations) and currency controls;

•	export and import restrictions;

•	restrictions on ability to repatriate foreign earnings;

•	labor unrest; and

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting inappropriate payments.
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
Federal-Mogul is exposed to a risk of gain or loss from changes in foreign exchange rates whenever Federal-Mogul, or one of its foreign subsidiaries, enters into a purchase or sales agreement in a currency other than its functional currency. While Federal-Mogul reduces such exposure by matching most revenues and costs within the same currency, changes in exchange rates could affect our Automotive operations.
Federal-Mogul is subject to possible insolvency of financial counterparties.
Federal-Mogul engages in numerous financial transactions and contracts including insurance policies, letters of credit, credit line agreements, financial derivatives, and investment management agreements involving various counterparties. Federal-Mogul is subject to the risk that one or more of these counterparties may become insolvent and therefore be unable to discharge its obligations under such contracts.
Federal-Mogul conducts operations through joint ventures which may contain various contractual restrictions and require approval for certain actions by its joint venture partners.
Certain of Federal-Mogul's operations, including in BRIC growth markets, are conducted through joint ventures and strategic alliances. With respect to these joint ventures, Federal-Mogul may share ownership and management responsibilities with one or more partners that may not share the same goals and objectives. Operating a joint venture requires Federal-Mogul to operate the business pursuant to the terms of the agreement that was entered into with its joint venture partners, as well as to share information and decision making. Additional risks associated with joint ventures include one or more partners failing to satisfy contractual obligations, conflicts arising between the joint venture partners, a change in the ownership of any of the joint venture partners and limited ability to control compliance with applicable rules and regulations, including the Foreign Corrupt Practices Act and related rules and regulations. Additionally, Federal-Mogul's ability to sell its interest in a joint venture may be subject to contractual and other limitations. Accordingly, any such occurrences could adversely affect our Automotive segment's financial condition, operating results and cash flows.
The automotive industry is highly competitive and our Automotive segment's success depends upon its ability to compete effectively in the market.
Our Automotive segment operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. In addition, customers continue to require periodic price reductions that require our Automotive segment to continually assess, redefine and improve its operations, products and manufacturing capabilities to maintain and improve profitability. In addition, our Automotive segment's competitors' efforts to increase their market share could exert additional downward pressure on product pricing and margins. There can be no assurance that our Automotive segment will be able to compete effectively in the automotive market.
Federal-Mogul's pension obligations and other post-employment benefits could adversely affect its operating margins and cash flows.
The automotive industry, like other industries, continues to be affected by the rising cost of providing pension and other post-employment benefits. In addition, Federal-Mogul sponsors certain defined benefit plans worldwide that are underfunded and will require cash payments. If the performance of the assets in the pension plans does not meet our expectations, or other actuarial assumptions are modified, Federal-Mogul's required contributions may be higher than it expects.

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
In recent periods there have been significant fluctuations in the prices of aluminum, copper, lead, nickel, platinum, resins, steel, other base metals and energy that have had and may continue to have an unfavorable effect on Federal-Mogul's business. Any continued fluctuations in the price or availability of energy and materials may have an adverse effect on our Automotive operations. To address increased costs associated with these market forces, a number of Federal-Mogul's suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge, some suppliers claim they will be unable to provide adequate supply. Competitive and marketing pressures may limit Federal-Mogul's ability to pass some of the supply and material cost increases onto its customers and may prevent Federal-Mogul from doing so in the future. Furthermore, Federal-Mogul's customers are generally not obligated to accept price increases that Federal-Mogul may desire to pass along to them. This inability to pass on price increases to customers when material prices increase rapidly or to significantly higher than historic levels could adversely affect its operating margins and cash flow, possibly resulting in lower operating income and profitability.
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
Our Automotive segment is subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or our Automotive segment's failure to comply, with such requirements may have a material adverse effect on our Automotive operations.
Our Automotive segment is subject to a variety of federal, state and local environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose our Automotive segment to liability for the environmental condition of its current facilities, and also may expose it to liability for the conduct of others or for its actions that were in compliance with all applicable laws at the time these actions were taken. These laws and regulations also may expose our Automotive segment to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials in foreign countries. Despite our Automotive segment's intention to be in compliance with all such laws and regulations, we cannot guarantee that it will at all times be in compliance with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If our Automotive segment violates or fails to comply with these requirements, it could be fined or otherwise sanctioned by regulators. These requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on its business.
Our Automotive segment's failure to maintain and comply with environmental permits that it is required to maintain could result in fines or penalties or other sanctions and have a material adverse effect on its operations or results. Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, newly discovered information or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our Automotive operations.
New regulations related to “conflict minerals” may force us to incur additional expenses and may make our Automotive segment's supply chain more complex. In August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use certain minerals known as “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in their products. These new requirements required due diligence efforts in 2013, with initial disclosure requirements beginning in 2014. There will be significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our Automotive segment's products and other potential changes to products, processes or sources of supply as a consequence of such verification activities.
A significant labor dispute involving Federal-Mogul or one or more of its customers or suppliers or that could otherwise affect our operations could adversely affect Federal-Mogul’s financial performance.
A substantial number of Federal-Mogul’s employees and the employees of its largest customers and suppliers are members of industrial trade unions and are employed under the terms of various labor agreements. Most of Federal-Mogul's unionized manufacturing facilities have their own contracts with their own expiration dates. There can be no assurances that future negotiations with the unions will be resolved favorably or that Federal-Mogul will not experience a work stoppage or disruption that could adversely affect its financial condition, operating results and cash flows. A labor dispute involving Federal-Mogul, any of its customers or suppliers or any other suppliers to Federal-Mogul’s customers or that otherwise affects Federal-Mogul’s operations, or the inability by it, any of its customers or suppliers or any other suppliers to its customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect Federal-Mogul’s financial condition, operating results and cash flows. In addition, if any of Federal-Mogul’s significant customers experience a material work stoppage, the customer may halt or limit the purchase of its products. This could require Federal-Mogul to shut down or significantly reduce production at facilities relating to such products, which could adversely affect Federal-Mogul’s business and harm its profitability.
Our Automotive segment is involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse effect on its profitability and consolidated financial position.
Our Automotive segment is involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including disputes with suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse effect on our Automotive operations.
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
Our Automotive segment may be exposed to certain regulatory and financial risks related to climate change.
Climate change is continuing to receive ever increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which could lead to additional legislative and regulatory efforts to limit greenhouse gas emissions. The focus on emissions could increase costs associated with Automotive segment's operations, including costs for raw materials and transportation. Because the scope of future laws in this area is uncertain, we cannot predict the potential effect of such laws on our Automotive segment's future financial condition, results of operations or cash flows.

Energy

Risks Related to our Energy Segment as a Whole

Instability and volatility in the capital, credit and commodity markets in the global economy could negatively impact our Energy segment's business, financial condition, results of operations and cash flows.
Our Energy segment's business, financial condition and results of operations could be negatively impacted by difficult conditions and volatility in the capital, credit and commodities markets and in the global economy. For example:

•
Although CVR believes the petroleum business has sufficient liquidity under its ABL credit facility and the intercompany credit facility to operate both the Coffeyville and Wynnewood refineries, and that the nitrogen fertilizer business has sufficient liquidity under its revolving credit facility to run the nitrogen fertilizer business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, CVR may not be able to successfully obtain additional financing on favorable terms, or at all. Furthermore, the nitrogen fertilizer business' credit facility matures in April 2016 and there can be no assurance that it will be able to refinance its $125 million of outstanding term loan debt or obtain a new revolving credit facility on similar terms or at all.

•
Market volatility could exert downward pressure on the price of CVR Refining's and CVR Partners' common units, which may make it more difficult for either or both of them to raise additional capital and thereby limit their ability to grow, which could in turn cause CVR's stock price to drop.

•
The petroleum business' and nitrogen fertilizer business' credit facilities contain various covenants that must be complied with, and if either business is not in compliance, there can be no assurance that either business would be able to successfully amend the agreement in the future. Further, any such amendment may be expensive. In addition, any new credit facility the petroleum business or nitrogen fertilizer business may enter into may require them to agree to additional covenants.

•
Market conditions could result in significant customers experiencing financial difficulties. CVR is exposed to the credit risk of its customers, and their failure to meet their financial obligations when due because of bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for CVR.

The refineries and nitrogen fertilizer facility face significant risks due to physical damage hazards, environmental liability risk exposure, and unplanned or emergency partial or total plant shutdowns resulting in business interruptions. CVR could incur potentially significant costs to the extent there are unforeseen events which cause property damage and a material decline in production which are not fully insured. The commercial insurance industry engaged in underwriting energy industry risk is specialized and there is finite capacity; therefore, the industry may limit or curtail coverage, may modify the coverage provided or may substantially increase premiums in the future.
If any of CVR’s production plants, logistics assets, key pipeline operations serving its plants, or key suppliers sustains a catastrophic loss and operations are shut down or significantly impaired, it would have a material adverse impact on our Energy segment’s operations, financial condition and cash flows. In addition, the risk exposures CVR has at the Coffeyville, Kansas plant complex are greater due to production facilities for refinery and fertilizer production, distribution and storage being in relatively close proximity and potentially exposed to damage from one incident, such as resulting damages from the perils of explosion, windstorm, fire, or flood. Operations at either or both of the refineries and the nitrogen fertilizer plant could be curtailed, limited or completely shut down for an extended period of time as the result of one or more unforeseen events and circumstances, which may not be within our control, including:

•	major unplanned maintenance requirements;

•
catastrophic events caused by mechanical breakdown, electrical injury, pressure vessel rupture, explosion, contamination, fire, or natural disasters, including, floods, windstorms and other similar events;

•	labor supply shortages, or labor difficulties that result in a work stoppage or slowdown;

•	cessation or suspension of a plant or specific operations dictated by environmental authorities; and

•
an event or incident involving a large clean-up, decontamination, or the imposition of laws and ordinances regulating the cost and schedule of demolition or reconstruction, which can cause significant delays in restoring property to its pre-loss condition.

CVR has sustained losses over the past ten-year period at its plants, which are illustrative of the types of risks and hazards that exist. These losses or events resulted in costs assumed by us that were not fully insured due to policy retentions or applicable exclusions. These events were as follows:

•	June 2007: Coffeyville refinery and nitrogen fertilizer plant; flood;

•	September 2010: Nitrogen fertilizer plant; secondary urea reactor rupture;

•	December 2010: Coffeyville refinery; FCCU fire;

•	December 2010: Wynnewood refinery; hydrocracker unit fire;

•	September 2012: Wynnewood refinery boiler explosion;

•	July/August 2013: Coffeyville refinery; FCCU outage; and

•	July 2014: Coffeyville refinery; isomerization unit fire.
Currently, CVR is insured under casualty, environmental, property and business interruption insurance policies. The property and business interruption coverage has a combined policy limit of $1.25 billion. The property and business interruption insurance policies contain limits and sub-limits which insure all of CVR's assets. There is potential for a common occurrence to impact both the nitrogen fertilizer plant and Coffeyville refinery in which case the insurance limitations would apply to all damages combined. Under this insurance program, there is a $10.0 million property damage retention for all properties ($2.5 million in respect of the nitrogen fertilizer plant). For business interruption losses, the insurance program has a 45-day waiting period retention for any one occurrence. In addition, the insurance policies contain a schedule of sub-limits which apply to certain specific perils or areas of coverage. Sub-limits which may be of importance depending on the nature and extent of a particular insured occurrence are: flood, earthquake, contingent business interruption insuring key suppliers, pipelines and customers, debris removal, decontamination, demolition and increased cost of construction due to law and ordinance, and others. Such conditions, limits and sub-limits could materially impact insurance recoveries and potentially cause CVR to assume losses which could impair earnings.
There is finite capacity in the commercial insurance industry engaged in underwriting energy industry risk, and there are risks associated with the commercial insurance industry reducing capacity, changing the scope of insurance coverage offered, and substantially increasing premiums due to adverse loss experience or other financial circumstances. Factors that impact insurance cost and availability include, but are not limited to: industry wide losses, natural disasters, specific losses incurred by CVR and the investment returns earned by the insurance industry. If the supply of commercial insurance is curtailed due to highly adverse financial results, CVR may not be able to continue our present limits of insurance coverage or obtain sufficient insurance capacity to adequately insure our risks for property damage or business interruption.
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
CVR's facilities operate under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. All of these permits, licenses, approvals, limits and standards require a significant amount of monitoring, record-keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval or standard. Noncompliance or incomplete documentation of CVR's compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, due to the nature of CVR's manufacturing and refining processes, there may be times when CVR is unable to meet the standards and terms and conditions of these permits, licenses and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on CVR's ability to operate its facilities and accordingly its financial performance.
CVR could incur significant cost in cleaning up contamination at its refineries, terminals, fertilizer plant and off-site locations.
CVR’s businesses are subject to the occurrence of accidental spills, discharges or other releases of petroleum or hazardous substances into the environment. Past or future spills related to any of our current or former operations, including the refineries, pipelines, product terminals, fertilizer plant or transportation of products or hazardous substances from those facilities, may give rise to liability (including strict liability, or liability without fault, and potential clean-up responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. For example, CVR could be held strictly liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and similar state statutes for past or future spills without regard to fault or whether our actions were in compliance with the law at the time of the spills. Pursuant to CERCLA and similar state statutes, CVR could be held liable for contamination associated with facilities it currently owns or operates (whether or not such contamination occurred prior to our acquisition thereof), facilities it formerly owned or operated (if any) and facilities to which it transported or arranged for the transportation of wastes or byproducts containing hazardous substances for treatment, storage, or disposal.
The potential penalties and clean-up costs for past or future releases or spills, liability to third parties for damage to their property or exposure to hazardous substances, or the need to address newly discovered information or conditions that may require response actions could be significant and could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, CVR may incur liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances located at or released from our facilities. CVR may also face liability for personal injury, property damage, natural resource damage or for clean-up costs for the alleged migration of contamination or other hazardous substances from its facilities to adjacent and other nearby properties.
Four of CVR's facilities, including the Coffeyville refinery, the now-closed Phillipsburg terminal (which operated as a refinery until 1991), the Wynnewood refinery and the nitrogen fertilizer plant, have environmental contamination. CVR has assumed Farmland's responsibilities under certain administrative orders under the RCRA related to contamination at or that originated from the Coffeyville refinery and the Phillipsburg terminal. The Coffeyville refinery has agreed to assume liability for contamination that migrated from the refinery onto the nitrogen fertilizer plant property while Farmland owned and operated the properties. At the Wynnewood refinery, known areas of contamination have been partially addressed but corrective action has not been completed and some portions of the Wynnewood refinery have not yet been investigated to determine whether corrective action is necessary. If significant unknown liabilities are identified at or migrating from any of our facilities, that liability could have a material adverse effect on our results of operations, financial condition and cash flows and may not be covered by insurance.

CVR may incur future liability relating to the off-site disposal of hazardous wastes. Companies that dispose of, or arrange for the treatment, transportation or disposal of, hazardous substances at off-site locations may be held jointly and severally liable for the costs of investigation and remediation of contamination at those off-site locations, regardless of fault. CVR could become involved in litigation or other proceedings involving off-site waste disposal and the damages or costs in any such proceedings could be material.
CVR may be unable to obtain or renew permits necessary for our Energy segment's operations, which could inhibit its ability to do business.
CVR holds numerous environmental and other governmental permits and approvals authorizing operations at its facilities. Future expansion of CVR's operations is also predicated upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on its ability to continue operations and on our Energy segment's financial condition, results of operations and cash flows. For example, WRC's OPDES permit has expired and is in the renewal process. The refinery timely submitted their renewal application; and therefore, the refinery is authorized to operate under expired permit terms and conditions until the state regulatory agency renews the permit. The renewal permit may contain different terms and conditions that would require unplanned or unanticipated costs.
Climate change laws and regulations could have a material adverse effect on our Energy segment's results of operations, financial condition, and cash flows.
The EPA regulates green house gas ("GHG") emissions under the Clean Air Act. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, CVR has begun monitoring and reporting its GHG emissions to the EPA. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new GHG emissions thresholds that determine when stationary sources, such as the refineries and the nitrogen fertilizer plant, must obtain permits under the New Source Review/Prevention of Significant Deterioration ("PSD") and Title V programs of the federal Clean Air Act. Under the rule, facilities already subject to PSD and Title V programs that increase their emissions of GHGs by a significant amount are required to undergo PSD review and to evaluate and implement air pollution control technology, known as "best available control technology," to reduce GHG emissions.
In the meantime, in December 2010, the EPA reached a settlement agreement with numerous parties under which it agreed to promulgate NSPS to regulate GHG emissions from petroleum refineries and electric utilities by November 2012. In September 2014, the EPA indicated that the petroleum refining sector risk rule, proposed in June 2014 to address air toxics and volatile organic compounds from refineries, may make it unnecessary for the EPA to regulate GHG emissions from petroleum refineries at this time. The final rule, which was published in the Federal Register on December 1, 2015, places additional emission control requirements and work practice standards on FCCUs, storage tanks, flares, coking units and other equipment at petroleum refineries. Therefore, we expect that the EPA will not be issuing NSPS standards to regulate GHG from the refineries at this time but that it may do so in the future.
During the State of the Union address in each of the last three years, President Obama indicated that the United States should take action to address climate change. At the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.
In addition to potential federal legislation, a number of states have adopted regional greenhouse gas initiatives to reduce carbon dioxide and other GHG emissions. In 2007, a group of Midwest states, including Kansas (where the Coffeyville refinery and the nitrogen fertilizer facility are located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective. To date, Kansas has taken no meaningful action to implement the accord, and it's unclear whether Kansas intends to do so in the future.
Alternatively, the EPA may take further steps to regulate GHG emissions. The implementation of EPA regulations and/or the passage of federal or state climate change legislation may result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any current or future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
In addition, climate change legislation and regulations may result in increased costs not only for our business but also users of our refined and fertilizer products, thereby potentially decreasing demand for our products. Decreased demand for our products may have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.

CVR is subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
CVR is subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers, and the proper design, operation and maintenance of our equipment. In addition, OSHA and certain environmental regulations require that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees and state and local governmental authorities. Failure to comply with these requirements, including general industry standards, record keeping requirements and monitoring and control of occupational exposure to regulated substances, may result in significant fines or compliance costs, which could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
Deliberate, malicious acts, including terrorism, could damage CVR's facilities, disrupt its operations or injure employees, contractors, customers or the public and result in liability to our Energy operations.
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
The petroleum and nitrogen fertilizer businesses both have a significant concentration of customers. Given the nature of our Energy segment's businesses, and consistent with industry practice, our Energy segment does not have long-term minimum purchase contracts with any of its customers. The loss of several of our Energy segment's significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. See Part I, "Business - Energy," of this Report for further discussion regarding concentration of customers.
The acquisition and expansion strategy of CVR's petroleum business and the nitrogen fertilizer business involves significant risks.
Both CVR's petroleum business and the nitrogen fertilizer business will consider pursuing acquisitions and expansion projects in order to continue to grow and increase profitability. However, CVR may not be able to consummate such acquisitions or expansions, due to intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions and expansions, difficulties in identifying suitable acquisition targets and expansion projects or in completing any transactions identified on sufficiently favorable terms and the failure to obtain requisite regulatory or other governmental approvals. In addition, any future acquisitions and expansions may entail significant transaction costs and risks associated with entry into new markets and lines of business.
In addition to the risks involved in identifying and completing acquisitions described above, even when acquisitions are completed, integration of acquired entities can involve significant difficulties, such as:

•	unforeseen difficulties in the integration of the acquired operations and disruption of the ongoing operations of CVR's business;

•	failure to achieve cost savings or other financial or operating objectives contributing to the accretive nature of an acquisition;

•	strain on the operational and managerial controls and procedures of the petroleum business and the nitrogen fertilizer business, and the need to modify systems or to add management resources;

•	difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies;

•	assumption of unknown material liabilities or regulatory non-compliance issues;

•	amortization of acquired assets, which would reduce future reported earnings;

•	possible adverse short-term effects on our Energy segment's cash flows or operating results; and

•	diversion of management's attention from the ongoing operations of our Energy segment's business.

In addition, in connection with any potential acquisition or expansion project, CVR Refining or CVR Partners (as applicable) will need to consider whether a business they intend to acquire or expansion project they intend to pursue could affect their tax treatment as a partnership for federal income tax purposes. If the petroleum business or the nitrogen fertilizer business is otherwise unable to conclude that the activities of the business being acquired or the expansion project would not affect its treatment as a partnership for federal income tax purposes, it may elect to seek a ruling from the IRS. Seeking such a ruling could be costly or, in the case of competitive acquisitions, place the business in a competitive disadvantage compared to other potential acquirers who do not seek such a ruling. If the petroleum business or the nitrogen fertilizer business is unable to conclude that an activity would not affect its treatment as a partnership for federal income tax purposes, and is unable or unwilling to obtain an IRS ruling, the petroleum business or the nitrogen fertilizer business may choose to acquire such business or develop such expansion project in a corporate subsidiary, which would subject the income related to such activity to entity-level taxation, which would reduce the amount of cash available for distribution to the unitholders and would likely cause a substantial reduction in the value of its common units.
Failure to manage these acquisition and expansion growth risks could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. There can be no assurance that CVR will be able to consummate any acquisitions or expansions, successfully integrate acquired entities, or generate positive cash flow at any acquired company or expansion project.
Internally generated cash flows and other sources of liquidity may not be adequate for the capital needs of CVR's businesses.
CVR's businesses are capital intensive, and working capital needs may vary significantly over relatively short periods of time. For instance, crude oil price volatility can significantly impact working capital on a week-to-week and month-to-month basis. If CVR cannot generate adequate cash flow or otherwise secure sufficient liquidity to meet our Energy segment's working capital needs or support its short-term and long-term capital requirements, it may be unable to meet its debt obligations, pursue its business strategies or comply with certain environmental standards, which would have a material adverse effect on our Energy segment's business and results of operations.
A substantial portion of CVR's workforce is unionized and it is subject to the risk of labor disputes and adverse employee relations, which may disrupt its business and increase its costs.
As of December 31, 2015, approximately 54% of the employees at the Coffeyville refinery and 59% of the employees at the Wynnewood refinery were represented by labor unions under collective bargaining agreements. At Coffeyville, the collective bargaining agreement with five Metal Trades Unions (which covers union represented employees who work directly at the Coffeyville refinery) expires in March 2019. The collective bargaining agreement with the United Steelworkers (which covers the balance of the petroleum business' unionized employees, who work in crude transportation) expires in March 2017, and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2017. Our Energy segment may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, CVR's existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our Energy segment's results of operations, financial condition and cash flows.
New regulations concerning the transportation, storage and handling of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities could result in higher operating costs.
The costs of complying with future regulations relating to the transportation, storage and handling of hazardous chemicals and security associated with the refining and nitrogen fertilizer facilities may have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. Targets such as refining and chemical manufacturing facilities may be at greater risk of future terrorist attacks than other targets in the United States. As a result, the petroleum and chemical industries have responded to the issues that arose due to the terrorist attacks on September 11, 2001 by starting new initiatives relating to the security of petroleum and chemical industry facilities and the transportation of hazardous chemicals in the United States. Future terrorist attacks could lead to even stronger, more costly initiatives that could result in a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. The 2013 fertilizer plant explosion in West, Texas has generated consideration of more restrictive measures in storage, handling and transportation of crop production materials, including fertilizers.
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

CVR Refining's and CVR Partners' level of indebtedness may increase, which would reduce their financial flexibility and the distributions they make on their common units.
As of the date of this Report, our Energy segment had significant indebtedness outstanding. In the future, CVR Refining and CVR Partners may incur additional significant indebtedness in order to make future acquisitions, expand their businesses or develop their properties. Their respective levels of indebtedness could affect their operations in several ways, including the following:

•
a significant portion of their cash flows could be used to service their indebtedness, reducing available cash and their ability to make distributions on their common units (including distributions to CVR);

•	a high level of debt would increase their vulnerability to general adverse economic and industry conditions;

•	the covenants contained in their debt agreements will limit their ability to borrow additional funds, dispose of assets, pay distributions and make certain investments;

•
a high level of debt may place them at a competitive disadvantage compared to competitors that are less leveraged, and therefore may be able to take advantage of opportunities that their indebtedness would prevent them from pursuing;

•	their debt covenants may also affect flexibility in planning for, and reacting to, changes in the economy and in their industries;

•
a high level of debt may make it more likely that a reduction in the petroleum business' borrowing base following a periodic redetermination could require CVR Refining to repay a portion of its then-outstanding bank borrowings under its ABL credit facility; and

•
a high level of debt may impair their ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, general corporate or other purposes.

In addition, borrowings under their respective credit facilities and other credit facilities they may enter into in the future will bear interest at variable rates. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect their ability to make distributions to common unitholders (including CVR).
In addition to debt service obligations, their operations require substantial investments on a continuing basis. Their ability to make scheduled debt payments, to refinance debt obligations and to fund capital and non-capital expenditures necessary to maintain the condition of operating assets, properties and systems software, as well as to provide capacity for the growth of their businesses, depends on their respective financial and operating performance. General economic conditions and financial, business and other factors affect their operations and their future performance. Many of these factors are beyond their control. They may not be able to generate sufficient cash flows to pay the interest on their debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt.
In addition, the bank borrowing base under CVR Refining's ABL credit facility will be subject to periodic redeterminations. It could be forced to repay a portion of its bank borrowings due to redeterminations of its borrowing base. If it is forced to do so, it may not have sufficient funds to make such repayments. If CVR Refining does not have sufficient funds and is otherwise unable to negotiate renewals of its borrowings or arrange new financing, it may have to sell significant assets. Any such sale could have a material adverse effect on CVR Refining's business and financial condition and, as a result, its ability to make distributions to common unitholders (including CVR).
CVR Refining and CVR Partners may not be able to generate sufficient cash to service all of their indebtedness and may be forced to take other actions to satisfy their debt obligations that may not be successful.
CVR Refining's and CVR Partners' ability to satisfy their debt obligations will depend upon, among other things:

•
their future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond CVR's control; and

•
CVR Refining's ability to borrow under its ABL Credit Facility and the intercompany credit facility between CVR Refining and us, and CVR Partner's ability to borrow under its revolving credit facility, the availability of which depends on, among other things, compliance with their respective covenants.

CVR cannot offer any assurance that its businesses will generate sufficient cash flow from operations, or that CVR Refining will be able to draw under its ABL credit facility or the intercompany credit facility, or that CVR Partners will be able to draw under its revolving credit facility, or from other sources of financing, in an amount sufficient to fund their respective liquidity needs.
If cash flows and capital resources are insufficient to service their indebtedness, CVR Refining or CVR Partners may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance their indebtedness.

These alternative measures may not be successful and may not permit them to meet their scheduled debt service obligations. Their ability to restructure or refinance debt will depend on the condition of the capital markets and their financial condition at such time. Any refinancing of their debt could be at higher interest rates and may require them to comply with more onerous covenants, which could further restrict their business operations, and the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In addition, in the absence of adequate cash flows or capital resources, they could face substantial liquidity problems and might be required to dispose of material assets or operations, or sell equity, in order to meet their debt service and other obligations. They may not be able to consummate those dispositions for fair market value or at all. CVR Refining's Amended and Restated ABL Credit Facility and the indenture governing its 6.5% senior notes and CVR Partners' credit facility may restrict, or market or business conditions may limit, their ability to avail themselves of some or all of these options. Furthermore, any proceeds that CVR realizes from any such dispositions may not be adequate to meet their debt service obligations when due. None of CVR's stockholders or any of their respective affiliates has any continuing obligation to provide CVR with debt or equity financing.
The borrowings under CVR Refining's Amended and Restated ABL Credit Facility and intercompany credit facility and CVR Partners' revolving credit facility bear interest at variable rates and other debt CVR or they incur could likewise be variable-rate debt. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect their respective distributions to us. CVR Refining or CVR Partners may enter into agreements limiting their exposure to higher interest rates, but any such agreements may not offer complete protection from this risk.
Covenants in CVR's debt instruments could limit its ability to incur additional indebtedness and engage in certain transactions, which could adversely affect our Energy segment's liquidity and its ability to pursue its business strategies.
The indenture governing CVR Refining's notes and the ABL credit facility and CVR Partners' credit facility contain a number of restrictive covenants that will impose significant operating and financial restrictions on them and their subsidiaries and may limit their ability to engage in acts that may be in their long-term best interest, including restrictions on their ability, among other things, to:

•	incur, assume or guarantee additional debt or issue redeemable or preferred units;

•	make distributions or prepay, redeem, or repurchase certain debt;

•	enter into agreements that restrict distributions from restricted subsidiaries;

•	incur liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into transactions with affiliates; and

•	merge, consolidate or sell substantially all of their assets.

In particular, the indenture governing CVR Refining's 2022 Notes prohibits it from making distributions to unitholders (including us) if any default or event of default (as defined in the indenture) exists. In addition, the indenture governing CVR Refining's 2022 Notes contains covenants limiting CVR Refining's ability to pay distributions to unitholders. The covenants will apply differently depending on CVR Refining's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, CVR Refining will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, CVR Refining will generally be permitted to make restricted payments, including distributions to its unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. In addition, CVR Refining's Amended and Restated ABL Credit Facility requires it to maintain a minimum excess availability under the facility as a condition to the payment of distributions to its unitholders. CVR Partners' credit facility requires that, before CVR Partners can make distributions to CVR, it must be in compliance with leverage ratio and interest coverage ratio tests. Any new indebtedness could have similar or greater restrictions.
A breach of the covenants under the foregoing debt instruments could result in an event of default. Upon a default, unless waived, the holders of CVR Refining's 2022 Notes and lenders under CVR Refining's Amended and Restated ABL Credit Facility and CVR Partners' credit facility would have all remedies available to a secured lender, and could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against CVR Refining or CVR Partners (as applicable) or its respective subsidiaries' assets, and force it and its subsidiaries into bankruptcy or liquidation, subject to intercreditor agreements. In addition, any defaults could trigger cross defaults under other or future credit agreements or indentures. CVR Refining's or CVR Partners' operating results may not be sufficient to service their indebtedness or to fund CVR's other expenditures and they may not be able to obtain financing to meet these requirements. As a result of these restrictions, they may be limited in how they conduct their respective businesses, unable to raise additional debt or equity financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities.
Despite their indebtedness, CVR Refining and CVR Partners may still be able to incur significantly more debt, including secured indebtedness. This could intensify the risks described above.
CVR Refining and CVR Partners may be able to incur substantially more debt in the future, including secured indebtedness. Although CVR Refining's ABL credit facility and the 2022 Notes and CVR Partners' credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions may not prevent them from incurring obligations that do not constitute indebtedness. To the extent such new debt or new obligations are added to their existing indebtedness, the risks described above could substantially increase.

Risks Related to the Limited Partnership Structures Through Which
CVR Currently Hold its Interests in the Refinery Business and the Nitrogen Fertilizer Business

Both CVR Refining and CVR Partners currently have in place a policy to distribute all of the “available cash” each generates on a quarterly basis, which could limit their ability to grow and make acquisitions.
The current policies of both the board of directors of CVR Refining's general partner and CVR Partners' general partner is to distribute an amount equal to the available cash generated by each partnership each quarter to their respective unitholders. As a result of their respective cash distribution policies, CVR Refining and CVR Partners will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures. As such, to the extent they are unable to finance growth externally, their respective cash distribution policies will significantly impair their ability to grow. The board of directors of the general partner of either CVR Refining or CVR Partners may modify or revoke its cash distribution policy at any time at its discretion, including in such a manner that would result in an elimination of cash distributions regardless of the amount of available cash they generate. Each board of directors will determine the cash distribution policy it deems advisable for them on an independent basis.
In addition, because of their respective distribution policies, their growth, if any, may not be as robust as that of businesses that reinvest their available cash to expand ongoing operations. To the extent either issues additional units in connection with any acquisitions or expansion capital expenditures or as in-kind distributions, current unitholders will experience dilution and the payment of distributions on those additional units will decrease the amount each distributes in respect of each of its outstanding units. There are no limitations in their respective partnership agreements on either CVR Refining's or CVR Partners' ability to issue additional units, including units ranking senior to the outstanding common units. The incurrence of additional commercial borrowings or other debt to finance their growth strategy would result in increased interest expense, which, in turn, would reduce the available cash they have to distribute to unitholders (including CVR and us).
Each of CVR Refining and CVR Partners may not have sufficient available cash to pay any quarterly distribution on their respective common units. Furthermore, neither is required to make distributions to holders of its common units on a quarterly basis or otherwise, and both may elect to distribute less than all of their respective available cash.
Either or both of CVR Refining or CVR Partners may not have sufficient available cash each quarter to enable the payment of distributions to common unitholders. CVR Refining and CVR Partners are separate public companies, and available cash generated by one of them will not be used to make distributions to common unitholders of the other. Furthermore, their respective partnership agreements do not require either to pay distributions on a quarterly basis or otherwise. The board of directors of the general partner of either CVR Refining or CVR Partners may at any time, for any reason, change its cash distribution policy or decide not to make any distribution. The amount of cash they will be able to distribute in respect of their common units principally depends on the amount of cash they generate from operations, which is directly dependent upon the margins each business generates. Please see "- Risks Related to CVR's Petroleum Business - The price volatility of crude oil and other feedstocks, refined products and utility services may have a material adverse effect on our profitability and our ability to pay distributions to unitholders" and "- Risks Related to CVR's Nitrogen Fertilizer Business - The nitrogen fertilizer business is, and nitrogen fertilizer prices are, cyclical and highly volatile, and the nitrogen fertilizer business has experienced substantial downturns in the past. Cycles in demand and pricing could potentially expose the nitrogen fertilizer business to significant fluctuations in its operating and financial results and have a material adverse effect on our results of operations, financial condition and cash flows."
If either of CVR Refining or CVR Partners were to be treated as a corporation, rather than as a partnership, for U.S. federal income tax purposes or if either Partnership were otherwise subject to entity-level taxation, such entity's cash available for distribution to its common unitholders, including to us, would be reduced, likely causing a substantial reduction in the value of such its common units, including the common units held by CVR and us.

Current law requires CVR Refining and CVR Partners to derive at least 90% of their respective annual gross income from certain specified activities in order to continue to be treated as a partnership, rather than as a corporation, for U.S. federal income tax purposes. One or both of them may not find it possible to meet this qualifying income requirement, or may inadvertently fail to meet this qualifying income requirement. If either CVR Refining or CVR Partners were to be treated as a corporation for U.S. federal income tax purposes, they would pay U.S. federal income tax on all of their taxable income at the corporate tax rate, which is currently a maximum of 35%, they would likely pay additional state and local income taxes at varying rates, and distributions to their common unitholders, including to us, would generally be taxed as corporate distributions.
If CVR Refining and CVR Partners were to be treated as corporations, rather than as partnerships, for U.S. federal income tax purposes or if they were otherwise subject to entity-level taxation, their cash available for distribution to its common unitholders, including to CVR, and the value of their common units, including the common units held by CVR, could be substantially reduced.
CVR may have liability to repay distributions that are wrongfully distributed to it.
Under certain circumstances, CVR may, as a holder of common units in CVR Refining and CVR Partners, have to repay amounts wrongfully returned or distributed to us. Under the Delaware Revised Uniform Limited Partnership Act, a partnership may not make distributions to its unitholders if the distribution would cause its liabilities to exceed the fair value of its assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the company for the distribution amount.
Public investors own approximately 47% of the nitrogen fertilizer business through CVR Partners and approximately 34% of the petroleum business through CVR Refining. Although CVR owns the majority of the common units and the general partner of both CVR Refining and CVR Partners, the general partners owe a duty of good faith to public unitholders, which could cause them to manage their respective businesses differently than if there were no public unitholders.
Public investors own approximately 47% of CVR Partners' common units and approximately 34% of CVR Refining's common units. CVR is not entitled to receive all of the cash generated by the nitrogen fertilizer business or the petroleum business or freely transfer money from the nitrogen fertilizer business to finance operations at the petroleum business or vice versa. Furthermore, although we continue to own the majority of the common units and the general partner of both CVR Refining and CVR Partners, the general partners are subject to certain fiduciary duties, which may require the general partners to manage their respective businesses in a way that may differ from CVR's best interests.
The general partners of CVR Refining and CVR Partners have limited their liability, replaced default fiduciary duties and restricted the remedies available to common unitholders, including CVR, for actions that, without these limitations and reductions might otherwise constitute breaches of fiduciary duty.
The respective partnership agreements of CVR Refining and CVR Partners limit the liability and replace the fiduciary duties of their respective general partner, while also restricting the remedies available to each partnership's common unitholders, including CVR, for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty. Delaware partnership law permits such contractual reductions of fiduciary duty. The partnership agreements contain provisions that replace the standards to which each general partner would otherwise be held by state fiduciary duty law. For example, the partnership agreements:

•
permit each partnership's general partner to make a number of decisions in its individual capacity, as opposed to its capacity as general partner. This entitles its general partner to consider only the interests and factors that it desires, and means that it has no duty or obligation to give any consideration to any interest of, or factors affecting, any limited partner.

•
provide that each partnership's general partner will not have any liability to unitholders for decisions made in its capacity as general partner so long as (i) in the case of CVR Partners, it acted in good faith, meaning it believed that the decision was in the best interest of CVR Partners and (ii) in the case of CVR Refining, it did not make such decisions in bad faith, meaning it believed that the decisions were adverse to CVR Refining's interests.

•
provide that each partnership's general partner and the officers and directors of its general partner will not be liable for monetary damages to common unitholders, including CVR, for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that (i) in the case of CVR Partners, the general partner or its officers or directors acted in bad faith or engaged in fraud or willful misconduct, or in, the case of a criminal matter, acted with knowledge that the conduct was criminal and (ii) in the case of CVR Refining, such losses or liabilities were the result of the conduct of its general partner or such officer or director engaged in by it in bad faith or with respect to any criminal conduct, with the knowledge that its conduct was unlawful.

In addition, CVR Refining's partnership agreement provides that its general partner will not be in breach of its obligations thereunder or its duties to CVR Refining or its limited partners if a transaction with an affiliate or the resolution of a conflict of interest is either (i) approved by the conflicts committee of its board of directors of the general partner, although the general partner is not obligated to seek such approval; or (ii) approved by the vote of a majority of the outstanding units, excluding any units owned by the general partner and its affiliates. In addition, CVR Partners' partnership agreement (i) generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of its general partner and not involving a vote of unitholders must be on terms no less favorable to CVR Partners than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to CVR Partners, as determined by its general partner in good faith, and that, in determining whether a transaction or resolution is “fair and reasonable,” the general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to affiliated parties, including CVR and (ii) provides that in resolving conflicts of interest, it will be presumed that in making its decision, the general partner or its conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any holder of common units, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
With respect to the common units that CVR owns, it has agreed to be bound by the provisions set forth in each partnership agreement, including the provisions described above.
CVR Refining and CVR Partners are managed by the executive officers of their general partners, some of whom are employed by and serve as part of the senior management team of CVR and its affiliates. Conflicts of interest could arise as a result of this arrangement.
CVR Refining and CVR Partners are each managed by the executive officers of their general partners, some of whom are employed by and serve as part of the senior management team of CVR. Furthermore, although both CVR Refining and CVR Partners have entered into services agreements with CVR under which they compensate CVR for the services of its management, CVR's management is not required to devote any specific amount of time to the petroleum business or the nitrogen fertilizer business and may devote a substantial majority of their time to the business of CVR. Moreover CVR may terminate the services agreement with CVR Refining or CVR Partners at any time, in each case subject to a 180-day notice period. In addition, key executive officers of CVR, including its president and chief executive officer, chief financial officer and general counsel, will face conflicts of interest if decisions arise in which CVR Refining, CVR Partners and CVR has conflicting points of view or interests.

Risks Relating to CVR's Petroleum Business

The price volatility of crude oil and other feedstocks, refined products and utility services may have a material adverse effect on our Energy segment's earnings, profitability and cash flows.
Our Energy segment's petroleum business' financial results are primarily affected by the relationship, or margin, between refined product prices and the prices for crude oil and other feedstocks. When the margin between refined product prices and crude oil and other feedstock prices tightens, the petroleum business' earnings, profitability and cash flows are negatively affected. Refining margins historically have been volatile and are likely to continue to be volatile, as a result of a variety of factors including fluctuations in prices of crude oil, other feedstocks and refined products. Continued future volatility in refining industry margins may cause a decline in the petroleum business' results of operations, since the margin between refined product prices and crude oil and other feedstock prices may decrease below the amount needed for the petroleum business to generate net cash flow sufficient for its needs. The effect of changes in crude oil prices on the petroleum business' results of operations therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, could have a significant negative impact on our Energy segment's earnings, results of operations and cash flows.
Profitability is also impacted by the ability to purchase crude oil at a discount to benchmark crude oils, such as WTI, as the petroleum business does not produce any crude oil and must purchase all of the crude oil it refines. Crude oil differentials can fluctuate significantly based upon overall economic and crude oil market conditions. Adverse changes in crude oil differentials can adversely impact refining margins, earnings and cash flows. In addition, the petroleum business' purchases of crude oil, although based on WTI prices, have historically been at a discount to WTI because of the proximity of the refineries to the sources, existing logistics infrastructure and quality differences. Any change in the sources of crude oil, infrastructure or logistical improvements or quality differences could result in a reduction of the petroleum business' historical discount to WTI and may result in a reduction of our Energy segment's cost advantage.
Refining margins are also impacted by domestic and global refining capacity. Downturns in the economy reduce the demand for refined fuels and, in turn, generate excess capacity. In addition, the expansion and construction of refineries domestically and globally can increase refined fuel production capacity. Excess capacity can adversely impact refining margins, earnings and cash flows. The Arabian Gulf and Far East regions have added refining capacity in 2015 and 2016.
The petroleum business is significantly affected by developments in the markets in which it operates. For example, numerous pipeline projects in 2014 expanded the connectivity of the Cushing and Permian Basin markets to the gulf coast, resulting in a decrease in the domestic crude advantage.
Volatile prices for natural gas and electricity also affect the petroleum business' manufacturing and operating costs. Natural gas and electricity prices have been, and will continue to be, affected by supply and demand for fuel and utility services in both local and regional markets.
If CVR is required to obtain its crude oil supply without the benefit of a crude oil supply agreement, its exposure to the risks associated with volatile crude oil prices may increase and our Energy segment's liquidity may be reduced.
Since December 31, 2009, the petroleum business has obtained substantially all of its crude oil supply for the Coffeyville refinery, other than the crude oil it gathers, through the Vitol Agreement. The Vitol Agreement was amended and restated on August 31, 2012 to include the provision of crude oil intermediation services to the Wynnewood refinery. The agreement, which currently extends through December 31, 2016, minimizes the amount of in-transit inventory and mitigates crude oil pricing risk by ensuring pricing takes place close to the time the crude oil is refined and the yielded products are sold. If the petroleum business were required to obtain its crude oil supply without the benefit of a supply intermediation agreement, its exposure to crude oil pricing risk may increase, despite any hedging activity in which it may engage, and its liquidity could be negatively impacted due to increased inventory, potential need to post letters of credit and negative impacts of market volatility. There is no assurance that the petroleum business will be able to renew or extend the Vitol Agreement beyond December 31, 2016.
Disruption of the petroleum business' ability to obtain an adequate supply of crude oil could reduce its liquidity and increase its costs.
In addition to the crude oil the petroleum business gathers locally in Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas, it also purchased additional crude oil to be refined into liquid fuels in 2015. In 2015, the Coffeyville refinery purchased an additional 65,000 to 70,000 bpd of crude oil while the Wynnewood refinery purchased approximately 45,000 to 50,000 bpd of crude oil. The Wynnewood refinery has historically acquired most of its crude oil from Texas and Oklahoma with smaller amounts purchased from other regions. The Coffeyville refinery and Wynnewood refinery obtained a portion of its non-gathered crude oil, approximately 23% and 1%, respectively, in 2015, from Canada. The actual amount of Canadian crude oil the petroleum business purchases is dependent on market conditions and will vary from year to year. The petroleum business is subject to the political, geographic, and economic risks attendant to doing business with Canada. Disruption of production for any reason could have a material impact on the petroleum business. In the event that one or more of its traditional suppliers becomes unavailable, the petroleum business may be unable to obtain an adequate supply of crude oil, or it may only be able to obtain crude oil at unfavorable prices. As a result, the petroleum business may experience a reduction in its liquidity and its results of operations could be materially adversely affected.
If CVR's access to the pipelines on which the petroleum business relies for the supply of its crude oil and the distribution of its products is interrupted, its inventory and costs may increase and it may be unable to efficiently distribute its products.
If one of the pipelines on which either of the Coffeyville or Wynnewood refineries relies for supply of crude oil becomes inoperative, the petroleum business would be required to obtain crude oil through alternative pipelines or from additional tanker trucks, which could increase its costs and result in lower production levels and profitability. Similarly, if a major refined fuels pipeline becomes inoperative, the petroleum business would be required to keep refined fuels in inventory or supply refined fuels to its customers through an alternative pipeline or by additional tanker trucks, which could increase our Energy segment's business costs and result in a decline in profitability.
The geographic concentration of the petroleum business' refineries and related assets creates an exposure to the risks of the local economy and other local adverse conditions. The location of its refineries also creates the risk of increased transportation costs should the supply/demand balance change in its region such that regional supply exceeds regional demand for refined products.
As the refineries are both located in the southern portion of Group 3 of the PADD II region, the petroleum business primarily markets its refined products in a relatively limited geographic area. As a result, it is more susceptible to regional economic conditions than the operations of more geographically diversified competitors, and any unforeseen events or circumstances that affect its operating area could also materially adversely affect its revenues and cash flows. These factors include, among other things, changes in the economy, weather conditions, demographics and population, increased supply of refined products from competitors and reductions in the supply of crude oil.
Should the supply/demand balance shift in its region as a result of changes in the local economy, an increase in refining capacity or other reasons, resulting in supply in the region exceeding demand, the petroleum business may have to deliver refined products to customers outside of the region and thus incur considerably higher transportation costs, resulting in lower refining margins, if any.
If sufficient Renewable Identification Numbers (RINs) are unavailable for purchase or if the petroleum business has to pay a significantly higher price for RINs, or if the petroleum business is otherwise unable to meet the EPA's Renewable Fuels Standard mandates, the petroleum business' financial condition and results of operations could be materially adversely affected.
Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standards ("RFS"), which requires refiners to either blend "renewable fuels," such as ethanol and biodiesel, into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. Under the RFS, the volume of renewable fuels refineries like Coffeyville and Wynnewood are obligated to blend into their finished petroleum products is adjusted annually. The petroleum business is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. The price of RINs has been extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume ("E10 gasoline") is blended into transportation fuel.
On December 14, 2015, the EPA published in the Federal Register a final rule establishing the renewable fuel volume mandates for 2014, 2015 and 2016, and the biomass-based diesel mandate for 2017. The volumes included in the EPA's final rule increase each year, but are lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. The EPA used its waiver authority to lower the volumes, but its decision to do so has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit. In addition, in the final rule establishing the renewable volume obligations for 2014-2016 and bio-mass based diesel for 2017, the EPA articulated a policy to incentivize additional investments in renewable fuel blending and distribution infrastructure by increasing the price of RINs.
The petroleum business cannot predict the future prices of RINs or waiver credits. The price of RINs has been extremely volatile and has increased over the last year. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at the refineries and downstream terminals, all of which can vary significantly from period to period. However, the costs to obtain the necessary number of RINs and waiver credits could be material, if the price for RINs continues to increase. Additionally, because the petroleum business does not produce renewable fuels, increasing the volume of renewable fuels that must be blended into its products displaces an increasing volume of the refineries' product pool, potentially resulting in lower earnings and materially adversely affecting the petroleum business' cash flows. If the demand for the petroleum business' transportation fuel decreases as a result of the use of increasing volumes of renewable fuels, increased fuel economy as a result of new EPA fuel economy standards, or other factors, the impact on its business could be material. If sufficient RINs are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA's RFS mandates, its business, financial condition and results of operations could be materially adversely affected.
CVR's petroleum business faces significant competition, both within and outside of its industry. Competitors who produce their own supply of crude oil or other feedstocks, have extensive retail outlets, make alternative fuels or have greater financial resources than it does may have a competitive advantage.
The refining industry is highly competitive with respect to both crude oil and other feedstock supply and refined product markets. The petroleum business may be unable to compete effectively with competitors within and outside of the industry, which could result in reduced profitability. The petroleum business competes with numerous other companies for available supplies of crude oil and other feedstocks and for outlets for its refined products. The petroleum business is not engaged in the petroleum exploration and production business and therefore it does not produce any of its crude oil feedstocks. It does not have a retail business and therefore is dependent upon others for outlets for its refined products. It does not have long-term arrangements (those exceeding more than a twelve-month period) for much of its output. Many of its competitors obtain significant portions of their crude oil and other feedstocks from company-owned production and have extensive retail outlets. Competitors that have their own production or extensive retail outlets with brand-name recognition are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.
A number of the petroleum business' competitors also have materially greater financial and other resources than it does. These competitors may have a greater ability to bear the economic risks inherent in all aspects of the refining industry. An expansion or upgrade of its competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics and may add additional competitive pressure.
In addition, the petroleum business competes with other industries that provide alternative means to satisfy the energy and fuel requirements of its industrial, commercial and individual customers. There are presently significant governmental incentives and consumer pressures to increase the use of alternative fuels in the United States. The more successful these alternatives become as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the negative impact on pricing and demand for our Energy segment's petroleum business' products and profitability.
Changes in the petroleum business' credit profile may affect its relationship with its suppliers, which could have a material adverse effect on its liquidity and its ability to operate the refineries at full capacity.
Changes in the petroleum business' credit profile may affect the way crude oil suppliers view its ability to make payments and may induce them to shorten the payment terms for purchases or require it to post security prior to payment. Given the large dollar amounts and volume of the petroleum business' crude oil and other feedstock purchases, a burdensome change in payment terms may have a material adverse effect on the petroleum business' liquidity and its ability to make payments to its suppliers. This, in turn, could cause it to be unable to operate the refineries at full capacity. A failure to operate the refineries at full capacity could adversely affect the petroleum business' profitability and cash flows.
CVR's commodity derivative contracts may limit our Energy segment's potential gains, exacerbate potential losses and involve other risks.
The petroleum business enters into commodity derivatives contracts to mitigate crack spread risk with respect to a portion of its expected refined products production. However, its hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including its failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of its hedging arrangements to produce the anticipated results. The petroleum business may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit its ability to benefit from favorable changes in margins. In addition, the petroleum business' hedging activities may expose it to the risk of financial loss in certain circumstances, including instances in which:

•	the volumes of its actual use of crude oil or production of the applicable refined products is less than the volumes subject to the hedging arrangement;

•	accidents, interruptions in transportation, inclement weather or other events cause unscheduled shutdowns or otherwise adversely affect its refinery or suppliers or customers;

•	the counterparties to its futures contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.
As a result, the effectiveness of CVR's risk mitigation strategy could have a material adverse impact on our Energy segment's financial results and cash flows.
The adoption of derivatives legislation by the U.S. Congress could have an adverse effect on CVR's ability to hedge risks associated with our Energy segment's petroleum business.
The U.S. Congress has adopted the Dodd-Frank Act, comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as the petroleum business, that participate in that market, and requires the Commodities Futures Trading Commission ("CFTC") to institute broad new position limits for futures and options traded on regulated exchanges. The Dodd-Frank Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. The Dodd-Frank Act and implementing rules and regulations also require certain swap participants to comply with, among other things, certain margin requirements and clearing and trade-execution requirements in connection with certain derivative activities. The rulemaking process is still ongoing, and the petroleum business cannot predict the ultimate outcome of the rulemakings. New regulations in this area may result in increased costs and cash collateral requirements for derivative instruments the petroleum business may use to hedge and otherwise manage its financial risks related to volatility in oil and gas commodity prices.
If the petroleum business reduces its use of derivatives as a result of the Dodd-Frank Act and any new rules and regulations, its results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect its ability to satisfy its debt obligations or plan for and fund capital expenditures. Increased volatility may make the petroleum business less attractive to certain types of investors. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices. If the Dodd-Frank Act and any new regulations result in lower commodity prices, the petroleum business' revenues could be adversely affected. Any of these consequences could adversely affect our Energy segment's financial condition and results of operations and therefore could have an adverse effect on its ability to satisfy its debt obligations.

Our Energy segment's petroleum business' commodity derivative activities could result in period-to-period volatility.
The petroleum business does not apply hedge accounting to its commodity derivative contracts and, as a result, unrealized gains and losses are charged to its earnings based on the increase or decrease in the market value of the unsettled position. Such gains and losses are reflected in its income statement in periods that differ from when the underlying hedged items (i.e., gross margins) are reflected in its income statement. Such derivative gains or losses in earnings may produce significant period-to-period earnings volatility that is not necessarily reflective of our Energy segment's operational performance.
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

•
severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting the petroleum business' facilities, or those of its vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project's debt or equity financing costs; and/or

•	nonperformance or force majeure by, or disputes with, the petroleum business' vendors, suppliers, contractors or sub-contractors.
The Coffeyville and Wynnewood refineries have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency. If the petroleum business was unable to make up for the delays or to recover the related costs, or if market conditions change, it could materially and adversely affect our Energy segment's financial position, results of operations or cash flows.
CVR's plans to expand its gathering and logistics assets, which assist it in reducing its costs and increasing its processing margins, may expose our Energy segment to significant additional risks, compliance costs and liabilities.
CVR plans to continue to make investments to enhance the operating flexibility of its refineries and to improve its crude oil sourcing advantage through additional investments in its gathering and logistics assets. If CVR is able to successfully increase the effectiveness of its supporting gathering and logistics assets, including its crude oil gathering operations, it believes it will be able to enhance its crude oil sourcing flexibility and reduce related crude oil purchasing and delivery costs. However, the acquisition of infrastructure assets to expand CVR's crude oil gathering may expose our Energy segment to risks in the future that are different than or incremental to the risks our Energy segment faces with respect to its refineries and existing gathering and logistics assets. The storage and transportation of liquid hydrocarbons, including crude oil and refined products, are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment, operational safety and related matters. Compliance with these laws and regulations could adversely affect our Energy segment's operating results, financial condition and cash flows. Moreover, failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial liabilities, the issuance of injunctions that may restrict or prohibit CVR's operations, or claims of damages to property or persons resulting from its operations.
Any businesses or assets that CVR may acquire in connection with an expansion of its crude oil gathering could expose it to the risk of releasing hazardous materials into the environment. These releases would expose our Energy segment to potentially substantial expenses, including cleanup and remediation costs, fines and penalties, and third party claims for personal injury or property damage related to past or future releases. Accordingly, if CVR does acquire any such businesses or assets, our Energy segment could also incur additional expenses not covered by insurance which could be material.
More stringent trucking regulations may increase CVR's costs and negatively impact our Energy segment's results of operations.
In connection with the trucking operations conducted by its crude gathering division, the petroleum business operates as a motor carrier and therefore is subject to regulation by the U.S. Department of Transportation and various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety, and hazardous materials labeling, placarding and marking. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations that govern the amount of time a driver may drive in any specific period, onboard black box recorder devices or limits on vehicle weight and size.
To a large degree, intrastate motor carrier operations are subject to state safety regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations. Furthermore, from time to time, various legislative proposals are introduced, such as proposals to increase federal, state or local taxes, including taxes on motor fuels, which may increase the petroleum business' costs or adversely impact the recruitment of drivers. The petroleum business cannot predict whether, or in what form, any increase in such taxes will be enacted or the extent to which they will apply to our Energy segment's petroleum business and its operations.

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
Nitrogen fertilizer products are commodities, the price of which can be highly volatile. The prices of nitrogen fertilizer products depend on a number of factors, including general economic conditions, cyclical trends in end-user markets, supply and demand imbalances, governmental policies and weather conditions, which have a greater relevance because of the seasonal nature of fertilizer application. If seasonal demand exceeds the projections on which the nitrogen fertilizer business bases production, customers may acquire nitrogen fertilizer products from competitors, and the profitability of the nitrogen fertilizer business will be negatively impacted. If seasonal demand is less than expected, the nitrogen fertilizer business will be left with excess inventory that will have to be stored or liquidated.
Demand for nitrogen fertilizer products is dependent on demand for crop nutrients by the global agricultural industry. The international market for nitrogen fertilizers is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing nitrogen fertilizers, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the United States affecting foreign trade and investment. Nitrogen-based fertilizers remain solidly in high demand, driven by a growing world population, changes in dietary habits and an expanded use of corn for the production of ethanol. Supply is affected by available capacity and operating rates, raw material costs, government policies and global trade. A decrease in nitrogen fertilizer prices would have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
The costs associated with operating the nitrogen fertilizer plant are largely fixed. If nitrogen fertilizer prices fall below a certain level, the nitrogen fertilizer business may not generate sufficient revenue to operate profitably or cover its costs.
Unlike CVR's competitors, whose primary costs are related to the purchase of natural gas and whose costs are therefore largely variable, the nitrogen fertilizer business has largely fixed costs. As a result of the fixed cost nature of our Energy segment's operations, downtime, interruptions or low productivity due to reduced demand, adverse weather conditions, equipment failure, a decrease in nitrogen fertilizer prices or other causes can result in significant operating losses which could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
Continued low natural gas prices could impact the nitrogen fertilizer business' relative competitive position when compared to other nitrogen fertilizer producers.
Most nitrogen fertilizer manufacturers rely on natural gas as their primary feedstock, and the cost of natural gas is a large component of the total production cost for natural gas-based nitrogen fertilizer manufacturers. Low natural gas prices benefit the nitrogen fertilizer business' competitors and disproportionately impact our operations by making the nitrogen fertilizer business less competitive with natural gas-based nitrogen fertilizer manufacturers. Continued low natural gas prices could impair the nitrogen fertilizer business' ability to compete with other nitrogen fertilizer producers who utilize natural gas as their primary feedstock if nitrogen fertilizer pricing drops as a result of low natural gas prices, and therefore have a material adverse impact on the cash flows of the nitrogen fertilizer business.
Any decline in U.S. agricultural production or limitations on the use of nitrogen fertilizer for agricultural purposes could have a material adverse effect on the sales of nitrogen fertilizer, and on our Energy segment's results of operations, financial condition and cash flows.
Conditions in the U.S. agricultural industry significantly impact the operating results of the nitrogen fertilizer business. The U.S. agricultural industry can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, domestic and international population changes, demand for U.S. agricultural products and U.S. and foreign policies regarding trade in agricultural products.
The Agricultural Act of 2014 (the "2014 Farm Bill") ends direct subsidies to agricultural producers for owning farmland, and funds a new crop insurance program in its place. As part of the conservation title of the 2014 Farm Bill, agricultural producers must meet a minimum standard of environmental protection in order to receive federal crop insurance on sensitive lands. The 2014 Farm Bill also discourages producers from converting native grasslands to farmland by limiting crop insurance subsidies for the first few years for newly converted lands. These changes may have a negative impact on fertilizer sales and on our Energy segment's results of operations, financial condition and cash flows.
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
A major factor underlying the current high level of demand for nitrogen-based fertilizer products is the production of ethanol. A decrease in ethanol production, an increase in ethanol imports or a shift away from corn as a principal raw material used to produce ethanol could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
A major factor underlying the solid level of demand for nitrogen-based fertilizer products produced by the nitrogen fertilizer business is the production of ethanol in the United States and the use of corn in ethanol production. Ethanol production in the United States is highly dependent upon a myriad of federal statutes and regulations, and is made significantly more competitive by various federal and state incentives and mandated usage of renewable fuels pursuant to the RFS. To date, the RFS has been satisfied primarily with fuel ethanol blended into gasoline. However, a number of factors, including the continuing "food versus fuel" debate and studies showing that expanded ethanol usage may increase the level of greenhouse gases in the environment as well as be unsuitable for small engine use, have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and to repeal or waive (in whole or in part) the current RFS, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Therefore, ethanol incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs.
Recently, the volume of ethanol required by the RFS standards to be blended into transportation fuel has approached the "blend wall." The blend wall is the maximum amount of ethanol that can be blended into the transportation fuel supply because of limitations like the ability of cars to use higher ethanol blended fuels and limitations on the blending and distribution infrastructure. The blend wall is generally considered to be reached when more than 10% ethanol by volume ("E10 gasoline") is blended into transportation fuel. On December 14, 2015, the EPA published in the Federal Register a final rule establishing the renewable fuel volume mandates for 2014, 2015 and 2016, and the biomass-based diesel mandate for 2017. The volumes included in EPA's final rule increase each year, but are lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. The EPA used its waiver authority to lower the volumes, but its decision to do so has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit by corn growers and renewable fuels producers. The renewable fuel volume mandate for 2016 is expected to breach the blend wall, forcing higher ethanol fuel blends, including fuels with 15% or 85% ethanol, or non-ethanol renewable fuel that is not constrained by the blend wall. In addition, in the final rule establishing the renewable volume obligations for 2014-2016 and bio-mass based diesel for 2017, the EPA articulated a policy to incentivize additional investments in renewable fuel blending and distribution infrastructure by increasing the price of RINs. Any substantial decrease in future volume obligations under RFS could have a material adverse effect on ethanol production in the United States, which could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and ability to make cash distributions.

Further, while most ethanol is currently produced from corn and other raw grains, such as milo or sorghum, the current RFS mandate requires a portion of the overall RFS mandate to come from advanced biofuels, including cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops (plants grown for use to make biofuels or directly exploited for their energy content) and biomass-based diesel. In addition, there is a continuing trend to encourage the use of products other than corn and raw grains for ethanol production. If this trend is successful, the demand for corn may decrease significantly, which could reduce demand for nitrogen fertilizer products and have an adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows. This potential impact on the demand for nitrogen fertilizer products, however, could be slightly offset by the potential market for nitrogen fertilizer product usage in connection with the production of cellulosic biofuels.
Nitrogen fertilizer products are global commodities, and the nitrogen fertilizer business faces intense competition from other nitrogen fertilizer producers.
The nitrogen fertilizer business is subject to intense price competition from both U.S. and foreign sources, including competitors operating in the Middle East, the Asia-Pacific region, the Caribbean, Russia and the Ukraine. Fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Increased global supply may put downward pressure on fertilizer prices. Furthermore, in recent years the price of nitrogen fertilizer in the United States has been substantially driven by pricing in the global fertilizer market. The nitrogen fertilizer business competes with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. Some competitors have greater total resources and are less dependent on earnings from fertilizer sales, which makes them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Increased domestic supply may put downward pressure on fertilizer prices. Additionally, the nitrogen fertilizer business' competitors utilizing different corporate structures may be better able to withstand lower cash flows than the nitrogen fertilizer business can as a limited partnership. The nitrogen fertilizer business' competitive position could suffer to the extent it is not able to expand its resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully could result in a loss of customers, which could adversely affect the sales, profitability and the cash flows of the nitrogen fertilizer business and therefore have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
The nitrogen fertilizer business is seasonal, which may result in it carrying significant amounts of inventory and seasonal variations in working capital. CVR's inability to predict future seasonal nitrogen fertilizer demand accurately may result in excess inventory or product shortages.
The nitrogen fertilizer business is seasonal. Farmers tend to apply nitrogen fertilizer during two short application periods, one in the spring and the other in the fall. The strongest demand for nitrogen fertilizer products typically occurs during the spring planting season. In contrast, the nitrogen fertilizer business and other nitrogen fertilizer producers generally produce products throughout the year. As a result, the nitrogen fertilizer business and its customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. The seasonality of nitrogen fertilizer demand results in sales volumes and net sales being highest during the North American spring season and working capital requirements typically being highest just prior to the start of the spring season.
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
The nitrogen fertilizer business' operations are dependent on third party suppliers, including Linde, which owns an air separation plant that provides oxygen, nitrogen and compressed dry air to its facility, and the City of Coffeyville, which supplies the nitrogen fertilizer business with electricity. A deterioration in the financial condition of a third party supplier, a mechanical problem with the air separation plant, or the inability of a third-party supplier to perform in accordance with its contractual obligations could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
The operations of the nitrogen fertilizer business depend in large part on the performance of third party suppliers, including Linde for the supply of oxygen, nitrogen and compressed dry air, and the City of Coffeyville for the supply of electricity. With respect to Linde, operations could be adversely affected if there were a deterioration in Linde's financial condition such that the operation of the air separation plant located adjacent to the nitrogen fertilizer plant was disrupted. Additionally, this air separation plant in the past has experienced numerous short-term interruptions, causing interruptions in gasifier operations. With respect to electricity, in 2010, the nitrogen fertilizer business entered into an amended and restated electric services agreement with the City of Coffeyville, Kansas which gives the nitrogen fertilizer business an option to extend the term of such agreement through June 30, 2024. Should Linde, the City of Coffeyville or any of its other third party suppliers fail to perform in accordance with existing contractual arrangements, operations could be forced to halt. Alternative sources of supply could be difficult to obtain. Any shutdown of operations at the nitrogen fertilizer plant, even for a limited period, could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
Our Energy segment's nitrogen fertilizer business' results of operations, financial condition and cash flows may be adversely affected by the supply and price levels of pet coke.
The profitability of the nitrogen fertilizer business is directly affected by the price and availability of pet coke obtained from the Coffeyville refinery pursuant to a long-term agreement and pet coke purchased from third parties, both of which vary based on market prices. Pet coke is a key raw material used by the nitrogen fertilizer business in the manufacture of nitrogen fertilizer products. If pet coke costs increase, the nitrogen fertilizer business may not be able to increase its prices to recover these increased costs, because market prices for nitrogen fertilizer products are not correlated with pet coke prices.
The nitrogen fertilizer business may not be able to maintain an adequate supply of pet coke. In addition, it could experience production delays or cost increases if alternative sources of supply prove to be more expensive or difficult to obtain. The nitrogen fertilizer business currently purchases 100% of the pet coke the Coffeyville refinery produces. Accordingly, if the nitrogen fertilizer business increases production, it will be more dependent on pet coke purchases from third-party suppliers at open market prices. The nitrogen fertilizer business is party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2016. There is no assurance that the nitrogen fertilizer business would be able to purchase pet coke on comparable terms from third parties or at all.
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
Any delay in the nitrogen fertilizer business' ability to ship its finished products as a result of these transportation companies' failure to operate properly, the implementation of new and more stringent regulatory requirements affecting transportation operations or equipment, or significant increases in the cost of these services or equipment could have a material adverse effect on our Energy segment's fertilizer business' results of operations, financial condition and cash flows.

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
The nitrogen fertilizer business manufactures, processes, stores, handles, distributes and transports ammonia, which can be very volatile and extremely hazardous. Major accidents or releases involving ammonia could cause severe damage or injury to property, the environment and human health, as well as a possible disruption of supplies and markets. Such an event could result in civil lawsuits, fines, penalties and regulatory enforcement proceedings, all of which could lead to significant liabilities. Any damage to persons, equipment or property or other disruption of the ability of the nitrogen fertilizer business to produce or distribute its products could result in a significant decrease in operating revenues and significant additional cost to replace or repair and insure its assets, which could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows. The nitrogen fertilizer facility periodically experiences minor releases of ammonia related to leaks from its equipment. Similar events may occur in the future and could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.
In addition, the nitrogen fertilizer business may incur significant losses or costs relating to the operation of railcars used for the purpose of carrying various products, including ammonia. Due to the dangerous and potentially toxic nature of the cargo, in particular ammonia, on board railcars, a railcar accident may result in fires, explosions and pollution. These circumstances may result in sudden, severe damage or injury to property, the environment and human health. In the event of pollution, the nitrogen fertilizer business may be held responsible even if it is not at fault and it complied with the laws and regulations in effect at the time of the accident. Litigation arising from accidents involving ammonia and other products the nitrogen fertilizer business produces or transports may result in the nitrogen fertilizer business or us being named as a defendant in lawsuits asserting claims for large amounts of damages, which could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.
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
Future environmental laws and regulations on the end-use and application of fertilizers could cause changes in demand for the nitrogen fertilizer business' products. In addition, future environmental laws and regulations, or new interpretations of existing laws or regulations, could limit the ability of the nitrogen fertilizer business to market and sell its products to end users. From time to time, various state legislatures have proposed bans or other limitations on fertilizer products. The EPA is encouraging states to adopt state-wide numeric water quality criteria for total nitrogen and total phosphorus, which are present in the nitrogen fertilizer business' fertilizer products. A number of states have adopted or proposed numeric nutrient water quality criteria for nitrogen and phosphorus. The adoption of stringent state criteria for nitrogen and phosphorus could reduce the demand for nitrogen fertilizer products in those states. If such laws, rules, regulations or interpretations to significantly curb the end-use or application of fertilizers were promulgated in the nitrogen fertilizer business' marketing areas, it could result in decreased demand for its products and have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
If licensed technology were no longer available, the nitrogen fertilizer business may be adversely affected.
The nitrogen fertilizer business has licensed, and may in the future license, a combination of patent, trade secret and other intellectual property rights of third parties for use in its business. In particular, the gasification process it uses to convert pet coke to high purity hydrogen for subsequent conversion to ammonia is licensed from General Electric. The license, which is fully paid, grants the nitrogen fertilizer business perpetual rights to use the pet coke gasification process on specified terms and conditions and is integral to the operations of the nitrogen fertilizer facility. If this license or any other license agreements on which the nitrogen fertilizer business' operations rely, were to be terminated, licenses to alternative technology may not be available, or may only be available on terms that are not commercially reasonable or acceptable. In addition, any substitution of new technology for currently-licensed technology may require substantial changes to manufacturing processes or equipment and may have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.

The nitrogen fertilizer business may face third party claims of intellectual property infringement, which if successful could result in significant costs.
Although there are currently no pending claims relating to the infringement of any third party intellectual property rights, in the future the nitrogen fertilizer business may face claims of infringement that could interfere with its ability to use technology that is material to its business operations. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs and diversions of resources, which could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. In the event a claim of infringement against the nitrogen fertilizer business is successful, it may be required to pay royalties or license fees for past or continued use of the infringing technology, or it may be prohibited from using the infringing technology altogether. If it is prohibited from using any technology as a result of such a claim, it may not be able to obtain licenses to alternative technology adequate to substitute for the technology it can no longer use, or licenses for such alternative technology may only be available on terms that are not commercially reasonable or acceptable. In addition, any substitution of new technology for currently licensed technology may require the nitrogen fertilizer business to make substantial changes to its manufacturing processes or equipment or to its products, and could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
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

Metals
The principal markets served by our Metals segment's business are highly competitive. Our Metals segment may have difficulty competing with companies that have a lower cost structure than it has.
Our Metals segment's business operates in a highly competitive environment. Our Metals segment primarily provides products and services to industrial companies. Many other companies offer the same or similar products and services and compete with our metals business on a number of bases including, but not limited to: (i) price; (ii) quality of service; (iii) proximity to the consumer; (iv) proximity to sources of supply; (v) local or regional presence; (vi) technology; (vii) safety performance; and (viii) financial strength. Some of these competitors have greater financial resources or are larger and have more diverse businesses. In addition, our Metals segment also face increased competition from steel mills that are vertically integrated into the scrap metal business. Some of our Metals segment's foreign competitors may be able to pursue business opportunities without regard for the laws and regulations with which we must comply, such as environmental regulations. These companies may have a lower cost structure and more operating flexibility and consequently they may be able to offer better prices and more services than we can. There can be no assurance that our Metals segment will be able to compete successfully with these companies. In addition to larger companies, we compete with many smaller competitors operating locally in this highly fragmented market. Some of these smaller companies may have lower operating costs and may be able to compete more effectively on price.
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
During periods of high demand for scrap metals, the demand for ferrous scrap metal could outstrip its supply. The relative scarcity of ferrous scrap, particularly prime or industrial grades, and its high price during such periods have created opportunities for producers of alternatives to scrap metals, such as pig iron and direct reduced iron pellets and others. We cannot assure you that the use of alternatives to scrap metals may not proliferate in the future if the prices for scrap metals rise, if the supplies of available unprepared ferrous scrap tighten or if costs to import scrap decline precipitously.
Unanticipated disruptions in our operations or slowdowns by our shipping companies could adversely affect our ability to deliver our products, which could materially and adversely affect PSC Metals' revenues and its relationship with its consumers.
PSC Metals' ability to process and fulfill orders and manage inventory depends on the efficient and uninterrupted operation of its facilities. Labor and other disruptions at PSC Metals’ facilities could adversely affect its ability to process and ship material. In addition, many of its products are transported to customers by third-party truck, rail carriers and barge services. As a result, PSC Metals relies on the timely and uninterrupted performance of third-party shipping companies. Any interruption in its operations or interruption or delay in transportation services could cause orders to be canceled, delivered late, or receipt of goods to be refused or result in higher transportation costs. As a result, PSC Metals' relationships with its customers and its revenues and results of operations and financial condition could be materially and adversely affected.
The profitability of PSC Metals' scrap recycling operations depends, in part, on the availability of an adequate source of supply of scrap metals.
PSC Metals procures scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to PSC Metals. In periods of low industry prices, suppliers may elect to hold scrap to wait for higher prices or intentionally slow their scrap sales activities. If a substantial number of scrap suppliers cease selling scrap metals to PSC Metals, its scrap metals business could be materially and adversely affected. In addition, the slowdown of industrial production and U.S. consumer consumption during the recent economic crisis has reduced industrial grades of scrap metal available to PSC Metals. If the supply of scrap metal is limited, PSC Metals would be unable to recycle scrap metals at necessary volumes which could adversely affect our Metals operations.
PSC Metals' business presents significant risk of injury or death.
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
PSC Metals' business is subject to stringent regulations, particularly under applicable environmental laws.
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
PSC Metals believes that it is currently in material compliance with applicable statutes and regulations governing the protection of human health and the environment, including employee health and safety. We can give no assurance, however, that PSC Metals will continue to be in material compliance or avoid material fines, penalties and expenses associated with compliance issues in the future.
Such laws and regulations also require manifests to be completed and delivered in connection with any shipment of prescribed materials so that the movement and disposal of such materials can be traced and the persons responsible for any mishandling of such materials identified. Regulatory requirements may be imposed as conditions of operating permits or licenses. As part of its scrap metals business, PSC Metals must properly remove, handle, recycle or dispose of waste materials or be subject to penalties. Transportation, transfer, storage and disposal of waste are difficult and accidents may occur. These laws and regulations are stringent and are likely to become more stringent in the future. Existing and new laws and regulations may require our scrap metals business to modify, supplement, replace or curtail its operating methods or to modify or replace facilities or equipment at costs that may be substantial without any corresponding increase in revenues.
Hazardous substances are present in some of the processing, transfer and storage facilities owned or leased by our scrap metal business and landfill facilities used by our scrap metals business. Remediation may be required at these sites at substantial cost. We cannot assure you that the ultimate cost and expense of corrective action will not substantially exceed any reserves and have a material adverse impact on our Metals segment's operations. In addition, governments have from time to time required companies to remediate sites where materials were properly disposed because those governments have instituted higher standards.
PSC Metals is required to obtain, and must comply with, various permits and licenses to conduct our scrap metals business. Failure to obtain or violations of any permit or license, if not remedied, could result in PSC Metals' incurring substantial fines, suspending our scrap metals business or closing facilities. Further, our scrap metals business is conducted primarily outdoors and as such, depending on the nature of the ground cover, involves the risk of releases of wastes and other regulated materials to the soil and, possibly, to groundwater. From time to time, as part of its continuous improvement programs, PSC Metals incurs costs to improve environmental control systems.
PSC Metals' business may be subject to public opposition and adverse publicity that could delay or limit its development and expansion.
A high level of public concern exists over industrial by-products recovery operations, including the location and operation of transfer, processing, storage and disposal facilities and the collection, processing or handling of industrial by-products and waste materials, particularly hazardous materials. Zoning, permit and licensing applications and proceedings and regulatory enforcement proceedings are all matters open to public scrutiny and comment. As a result, from time to time, our scrap metals business may be subject to citizen opposition and adverse publicity that may have a negative effect on operations and delay or limit the expansion and developing of operating properties, and could have a material adverse effect on our Metals operation.
PSC Metals may be unable to obtain adequate environmental insurance.
PSC Metals is subject to potential liability for personal injuries and property damage caused by releases of hazardous substances and for remediation of risks posed by hazardous substances. Consistent with industry trends, PSC Metals may be unable to obtain an adequate amount of environmental impairment insurance for its scrap metals business at a reasonable premium to cover liability to third persons for environmental damage. Accordingly, if our scrap metals business were to incur liability for environmental damage either not provided for under such coverage or in excess of such coverage, our Metals operations could be materially or adversely affected.
Increasing energy and freight costs could increase PSC Metal's operating costs.
The availability and cost of freight and energy, such as electricity, natural gas and diesel fuel, is important in the manufacture and transport of PSC Metals' products. PSC Metals' operations consume substantial amounts of energy, and its operating costs generally increase when energy costs rise. Factors that may affect PSC Metals' energy costs include significant increases in fuel, oil or natural gas prices, unavailability of electrical power or other energy sources due to droughts, hurricanes or other natural causes or due to shortages resulting from insufficient supplies to serve customers, or interruptions in energy supplies due to equipment failure or other causes. During periods of increasing energy and freight costs, PSC Metals may be unable to fully recover its operating cost increases through price increases without reducing demand for its products. PSC Metals' financial results could be adversely affected if it is unable to pass these increases on to its customers or if it is unable to obtain the necessary freight and energy.
PSC Metals' operations are outside and affected by severe changes in the weather. Severe weather or equipment failures may lead to production curtailments or shutdowns.
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

Railcar
The highly cyclical nature of the railcar industry may result in lower revenues during economic downturns or due to other factors.
The North American railcar market has been, and our Railcar segment expects it to continue to be, highly cyclical resulting in volatility in demand for our products and services. Sales of our railcars and other products slowed in 2010 resulting in decreased production rates. New orders and shipments of railcars steadily increased beginning in 2011 and continuing through 2014 driven by increased demand for shipment of certain commodities, replacement of older railcars and federal tax benefits from the delivery of railcars in 2011 through 2014. The railcar industry reached a record backlog level at December, 31, 2014, and orders have since slowed in 2015. The cyclical nature of the railcar industry may result in lower revenues during economic or industry downturns due to decreased demand for both new and replacement railcars and railcar products and lower demand for railcars on lease. Decreased demand could result in lower lease volumes, increased downtime, reduced lease rates and decreased cash flow. Regulatory changes related to tank railcars in North America may impact future new railcar production rates and orders from our Railcar segment's customers, as well as retrofit and maintenance work to existing railcars. In response to these regulations, our Railcar segment continues to invest capital and evaluate opportunities to further expand its manufacturing flexibility and repair capacity to address the anticipated needs of the industry resulting from the regulations. Our Railcar segment cannot assure you that any increased manufacturing flexibility or repair capacity will be sufficient to meet the demands of the industry resulting from these regulations. Nor can our Railcar segment assure you that hopper or tank railcar demand will continue at strong levels, that demand for any railcar types or railcar services will improve, or that its railcar backlog, orders and shipments will track industry-wide trends. Similarly, our Railcar segment cannot assure you of the impact of the regulatory changes affecting the North American railcar industry or its business.
Our Railcar segment's failure to obtain new orders could materially adversely affect our business, financial condition and results of operations. Downturns in part or all of the railcar manufacturing industry may occur in the future, resulting in decreased demand for our products and services. For example, a change in environmental regulations, oil prices, competitive pricing, pipeline capacity and other factors could trigger a cyclical shift and could reduce demand for railcars in the energy transportation industry. If our Railcar segment fails to manage its overhead costs and variations in production rates, our Railcar segment’s business could suffer.
Further, a change in our product mix due to cyclical shifts in demand could have an adverse effect on our profitability. Our Railcar segment manufactures, leases and repairs a variety of railcars. The demand for specific types of these railcars varies from time to time. These shifts in demand could affect our margins and could have an adverse effect on our profitability.
Exposure to fluctuations in commodity and energy prices may impact our Railcar segment’s results of operations.
Fluctuations in commodity or energy prices, including crude oil and gas prices, could negatively impact the activities of our Railcar segment's customers resulting in a corresponding adverse effect on the demand for its products and services. These shifts in demand could affect our Railcar segment's results of operations and could have an adverse effect on our Railcar segment's profitability.
Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of other economic factors that are beyond our Railcar segment's control. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries ("OPEC"), have contributed, and are likely to continue to contribute, to price and volume volatility. Most recently, the increasing global supply of oil in conjunction with weakening demand from slowing economic growth in Europe and Asia has created downward pressure on crude oil prices. Changes in environmental or governmental regulations, pipeline capacity, the price of crude oil and gas and related products and other factors have reduced, and may continue to reduce demand for railcars in the energy transportation industry, including our primary railcar products, and have a material adverse effect on our Railcar segment's financial condition and results of operations.
Our Railcar segment may be unable to re-market railcars from expiring leases on favorable terms, which could adversely affect our Railcar segment’s business, financial condition and results of operations.
The failure to enter into commercially favorable railcar leases, re-lease or sell railcars upon lease expiration and successfully manage existing leases could have a material adverse effect on our Railcar segment's business, financial condition and results of operations. Our Railcar segment's ability to re-lease or sell leased railcars profitably is dependent upon several factors, including the cost of and demand for leases or ownership of newer or specific use models, the availability in the market of other used or new railcars, and changes in applicable regulations that may impact continued use of older railcars.
A downturn in the industries in which our Railcar segment's lessees operate and decreased demand for railcars could also increase its exposure to re-marketing risk because lessees may demand shorter lease terms, requiring us to re-market leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. Our Railcar segment's inability to re-lease or sell leased railcars on favorable terms could result in lower lease rates, lower lease utilization percentages and reduced revenues.
Our Railcar segment operates in highly competitive industries and it may be unable to compete successfully, which could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
Our Railcar segment faces intense competition in all geographic markets and in each area of its business. Our railcar manufacturing business has five primary competitors. Any of these competitors may, from time to time, have greater resources than our Railcar segment does. Our Railcar segment’s current competitors have and may continue to increase their capacity in, or new competitors may enter into, the railcar markets in which our Railcar segment competes. Strong competition within the industry has led to pricing pressures and could limit our Railcar segment’s ability to maintain or increase prices or obtain better margins on our Railcar segment's railcars for both direct sale and lease. If our Railcar segment produces any type of railcars other than what it currently produces, it will be competing with other manufacturers that may have more experience with that railcar type. Further, new competitors, or alliances among existing competitors, may emerge in the railcar or industrial components industries and rapidly gain market share. Customer selection of railcars for purchase or for lease may be driven by technological or price factors and our competitors may provide or be able to provide more technologically advanced railcars or more attractive pricing and/or lease rates than our Railcar segment can provide. Such competitive factors may adversely affect our Railcar segment’s sales, utilization and/or lease rates, and consequently its revenues.
Our Railcar segment also has intense competition in its railcar leasing business from railcar manufacturers, leasing companies, banks and other financial institutions. Some of this competition includes certain of its significant customers. Some of our Railcar segment’s railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleets, competing directly with our Railcar segment’s leasing business and with leasing companies. In connection with the re-leasing of railcars, our Railcar segment may encounter competition from, among other things, competitor railcar leasing companies.
Our Railcar segment competes with numerous companies in its railcar services business, ranging from companies with greater resources than it has to small, local companies. In addition, new competitors, or alliances among existing competitors, may emerge, thereby intensifying the existing competition for our Railcar segment’s railcar services business.
Technological innovation by any of our Railcar segment’s existing competitors, or new competitors entering any of the markets in which it does business, could put it at a competitive disadvantage and could cause it to lose market share. Increased competition for our Railcar segment’s manufacturing, railcar leasing or railcar services businesses could result in price reductions, reduced margins and loss of market share, which could materially adversely affect our Railcar segment’s prospects, business, financial condition and results of operations.

The variable needs of our Railcar segment’s railcar customers and the timing of completion, customer acceptance as well as the mix of railcars for lease versus direct sale, all of which may cause our Railcar segment’s revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our Railcar segment’s quarterly and annual results.
Our Railcar segment’s results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that may vary greatly quarter to quarter and year to year. In addition, because revenues and earnings related to leased railcars are recognized over the life of the lease, our Railcar segment’s quarterly results may vary depending on the mix of lease versus direct sale railcars that it ships during a given period. The customer acceptance and title transfer or customer acceptance and shipment of our railcars determine when our Railcar segment records the revenues associated with our Railcar segment’s railcar sales or leases. Given this, the timing of customer acceptance and title transfer or customer acceptance and shipment of our railcars could cause fluctuations in our Railcar segment’s quarterly and annual results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause us to slow down or halt our Railcar segment’s shipment and production schedules, which could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
As a result of these fluctuations, our Railcar segment believes that comparisons of its sales and operating results between quarterly periods within the same year and between quarterly periods within different years may not be meaningful and, as such, these comparisons should not be relied upon as indicators of our Railcar segment’s future performance.
If our Railcar segment faces labor shortages or increased labor costs, its growth and results of operations could be materially adversely affected.
Our Railcar segment depends on skilled labor in its manufacturing and other businesses. Due to the competitive nature of the labor markets in which our Railcar segment operates and the cyclical nature of the railcar industry, the resulting employment cycle increases our Railcar segment’s risk of not being able to retain, recruit and train the personnel it requires, particularly when the economy expands, production rates are high or competition for such skilled labor increases. Our Railcar segment’s inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
Our Railcar segment depends upon a small number of customers that represent a large percentage of its revenues. The loss of any single significant customer, a reduction in sales to any such significant customer or any such significant customer's inability to pay our Railcar segment in a timely manner could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
Railcars are typically sold pursuant to large, periodic orders, and therefore, a limited number of customers typically represent a significant percentage of our Railcar segment’s revenue in any given year. The loss of any significant portion of our Railcar segment’s sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of its major customers could materially adversely affect our Railcar segment’s business, financial condition and results of operations. If one of our Railcar segment’s significant customers was unable to pay due to financial condition, it could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
The cost of raw materials and components that our Railcar segment uses in its manufacturing operations, particularly steel, is subject to escalation and surcharges and could increase. Any increase in these costs or delivery delays of these raw materials could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
The cost of raw materials, including steel, and components used in the production of our railcars, represents a significant amount of our Railcar segment’s direct manufacturing costs per railcar. Our Railcar segment generally includes provisions in their railcar manufacturing contracts that allow it to adjust prices as a result of increases and decreases in the cost of certain raw materials and components. The number of customers to which our Railcar segment is not able to pass on price increases may increase in the future, which could adversely affect our Railcar segment’s operating margins and cash flows. If our Railcar segment is not able to pass on price increases to its customers, our Railcar segment may lose railcar orders or enter into contracts with less favorable contract terms, any of which could materially adversely affect our Railcar segment’s business, financial condition and results of operations. Any fluctuations in the price or availability of steel, or any other material or component used in the production of our Railcar segment’s railcars or railcar or industrial components, could materially adversely affect our Railcar segment’s business, financial condition and results of operations. Such price increases could reduce demand for our Railcar segment’s railcars or component products. Deliveries of raw materials and components may also fluctuate depending on various factors including supply and demand for the raw material or component, or governmental regulation relating to the raw material or component, including regulation relating to importation.

Fluctuations in the supply of components and raw materials our Railcar segment uses in manufacturing railcars, which are often only available from a limited number of suppliers, could cause production delays or reductions in the number of railcars our Railcar segment manufacture, which could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
Our Railcar segment’s railcar manufacturing business depends on the adequate supply of numerous railcar components, such as railcar wheels, axles, brakes, bearings, yokes, sideframes, bolsters and other heavy castings and raw materials, such as steel. Some of these components and raw materials are only available from a limited number of domestic suppliers. Strong demand can cause industry-wide shortages of many critical components and raw materials as reliable suppliers could reach capacity production levels. Supply constraints in our Railcar segment’s industry are exacerbated because, although multiple suppliers may produce certain components, railcar manufacturing regulations and the physical capabilities of manufacturing facilities restrict the types and sizes of components and raw materials that manufacturers may use.
In addition, our Railcar segment does not carry significant inventories of certain components and procures most of its components on an as needed basis. In the event that our Railcar segment’s suppliers of railcar components and raw materials were to stop or reduce the production of railcar components and raw materials that our Railcar segment uses, or refuses to do business with us for any reason, our Railcar segment’s business would be disrupted. Our Railcar segment’s inability to obtain components and raw materials in required quantities or of acceptable quality could result in significant delays or reductions in railcar shipments and could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
Our Railcar segment relies on a small number of suppliers from whom it sources a significant amount of its manufacturing materials. If any of our Railcar segment’s significant suppliers of railcar components were to shut down operations, our Railcar segment’s business and financial results could be materially adversely affected as it may incur substantial delays and significant expense in finding alternative sources. The quality and reliability of alternative sources may not be the same and these alternative sources may charge significantly higher prices. See Part I, "Business - Railcar," of this Report for further discussion regarding suppliers.
Our Railcar segment’s investment in its lease fleet may use significant amounts of cash, which may require it to secure additional capital and it may be unable to arrange capital on favorable terms, or at all.
Our Railcar segment uses existing cash and cash generated through lease fleet financings to manufacture railcars it leases to customers, while cash from lease revenues is received over the term of the applicable lease or leases relating to those railcars. Depending upon the number of railcars that our Railcar segment leases and the amount of cash used in other operations, its cash balances and its availability under any of its lease fleet financings could be depleted, requiring it to seek additional capital. Our Railcar segment’s inability to secure additional capital, on commercially reasonable terms, or at all, may limit its ability to support operations, maintain or expand our Railcar segment’s existing business, or take advantage of new business opportunities. Our Railcar segment could also experience defaults on leases that could further constrain cash.
Changes in legal and regulatory requirements applicable to the industries in which our Railcar segment operates may adversely impact its business, financial condition and results of operations.
Recent derailments in North America of trains transporting crude oil have caused various U.S and Canadian regulatory agencies, industry organizations, as well as Class I Railroads and community governments, to focus attention on transportation by rail of flammable materials. On May 1, 2015, TC and the Pipeline and Hazardous Materials Safety Administration
("PHMSA") of the U.S. Department of Transportation released rules related to rail transport of certain flammable liquids that, among other things, imposes a new tank car design standard, a phase out by as early as January 2018 for older DOT-111 cars that are not retrofitted, and a classification and testing program for unrefined petroleum based products, including crude oil. In addition, railroads and other organizations may impose requirements for railcars that are more stringent than, or in addition to, any governmental regulations that may be adopted. For example, additional laws and regulations have been proposed or adopted that may have a significant impact on railroad operations, including the implementation of “positive train control” (PTC) requirements. PTC is a collision avoidance technology intended to override engineer controlled locomotives and stop certain types of train accidents.
Our Railcar segment is unable to predict what impact these or other regulatory changes may have, if any, on its business or the industry as a whole. These rules and the industry’s responsiveness in complying with these rules may materially impact the rail industry as a whole; railroad operations; older and newer railcars that meet or exceed currently mandated standards; future railcar specifications; and the capability of the North American railcar manufacturing, repair and maintenance infrastructure to implement mandated retrofit configurations or new construction. As a result of such regulations, certain of our Railcar segment's railcars could be deemed unfit for further commercial use (which would diminish or eliminate future revenue generated from leased railcars) and/or require retrofits or modifications. The costs associated with any required retrofits or modifications could be substantial. While certain regulatory changes could result in increased demand for refurbishment and/or new railcar manufacturing activity, our Railcar segment's business, financial condition and results of operations could be materially adversely affected if it is unable to adapt its business to changing regulations or railroad standards, source critical components and raw materials such as steel in a timely manner and at reasonable cost, or at all, and/or take advantage of any increase in demand for our products and services. Our Railcar segment cannot assure that costs incurred to comply with any new standards and regulations, including those released by PHMSA and TC, will not be material to its business, financial condition or results of operations.
The May 2015 rules also include new operational requirements such as speed restrictions. The speed restrictions may have an adverse impact on demand for tank railcars or other types of freight railcars. While rail velocity is affected by many factors including general economic conditions, and has increased since the adoption of the regulations, in some circumstances the specific velocity restrictions imposed by the regulations may significantly reduce overall velocity on congested rail networks. This in turn could lead to an increase in the cost of rail freight transportation and impact availability, making rail less competitive compared to alternative modes of freight transportation. It could also lead to reduced demand for our products as railroads limit additional equipment on their lines.
Train derailments or other accidents involving our Railcar segment's products could subject it to legal claims that may adversely impact our Railcar segment's business, financial condition and results of operations.
Our Railcar segment manufactures railcars for our customers to transport a variety of commodities, including railcars that transport hazardous materials such as crude oil and other petroleum products. Our Railcar segment also manufactures railcar components as well as industrial components for use in several markets, including the trucking, construction, mining and oil and gas exploration markets. Our Railcar segment could be subject to various legal claims, including claims for negligence, personal injury, physical damage and product liability, as well as potential penalties and liability under environmental laws and regulations, in the event of a train derailment or other accident involving our products or services. If our Railcar segment becomes subject to any such claims and are unable successfully to resolve them, our Railcar segment's business, financial condition and results of operations could be materially adversely affected.
Litigation claims could increase our costs and weaken our Railcar segment’s financial condition.
Our Railcar segment is currently, and may from time to time be, involved in various claims or legal proceedings arising out of its operations. In particular, railcars it manufactures and leases will be used in a variety of manners, which may include carrying hazardous, flammable, and/or corrosive materials. Such railcars, as well as our Railcar segment’s railcar and industrial components, will, therefore, be subject to risks of breakdowns, malfunctions, casualty and other negative events and it is possible that claims for personal injury, loss of life, property damage, business losses and other liability arising out of these or other types of incidents will be made against our Railcar segment. Additionally, in the normal course of business from time to time our Railcar segment enters into contracts with third parties that may lead to contractual disputes. Adverse outcomes in some or all of these matters could result in judgments against our Railcar segment for significant monetary damages that could increase our costs and weaken its financial condition. Our Railcar segment seeks contractual recourse and indemnification in the ordinary course of business, maintains reserves for reasonably estimable liabilities, and purchases liability insurance at coverage levels based upon commercial norms in our Railcar segment’s industries in an effort to mitigate our liability exposures. Nevertheless, our Railcar segment’s reserves may be inadequate to cover the uninsured portion of claims or judgments. Any such claims or judgments could materially adversely affect our Railcar segment’s business, financial condition and results of operations. The nature of our Railcar segment’s businesses and assets expose it to the potential for claims and litigation related to personal injury, property damage, environmental claims, regulatory claims, contractual disputes and various other matters.
The success of our Railcar segment’s railcar leasing business is dependent, in part, on its lessees performing their obligations.
The ability of each lessee to perform its obligations under a lease will depend primarily on such lessee's financial condition, as well as other various factors. The financial condition of a lessee may be affected by various factors beyond our control, including, but not limited to,competition, operating costs, general economic conditions and environmental and other governmental regulation of or affecting the lessee's industry. High default rates on leases could increase the portion of railcars that may need to be remarketed after they are repossessed from defaulting lessees. There can be no assurance that the historical default experience with respect to our lease fleet will continue in the future.
Our Railcar segment’s failure to comply with laws and regulations imposed by federal, state, local and foreign agencies could materially adversely affect our Railcar segment’s business, financial condition, results of operations and ability to access capital.
The industries in which our Railcar segment operates are subject to extensive regulation by governmental, regulatory and industry authorities and by federal, state, local and foreign agencies. The risks of substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of our Railcar segment’s business. Despite our Railcar segment’s intention to comply with these laws and regulations, our Railcar segment cannot guarantee that it will be able to do so at all times and compliance may prove to be more costly and limiting than it currently anticipates and compliance requirements could increase in future years. These laws and regulations are complex, change frequently and may become more stringent over time, which could impact our Railcar segment’s business, financial condition, results of operations and ability to access capital. If our Railcar segment fails to comply with the requirements and regulations of these agencies that impact our Railcar segment’s manufacturing, other processes and reporting requirements, it may face sanctions and penalties that could materially adversely affect our Railcar segment’s business, financial condition, results of operations and ability to access capital.
Uncertainty surrounding acceptance of our Railcar segment’s new product offerings by our customers, and costs associated with those new offerings, could materially adversely affect our Railcar segment’s business.
Our Railcar segment’s strategy depends in part on its continued development and sale of new products, particularly new railcar designs, in order to expand or maintain its market share in our Railcar segment’s current and new markets. Any new or modified product design that our Railcar segment develops may not gain widespread acceptance in the marketplace and any such product may not be able to compete successfully with existing or new product designs that may be introduced by our Railcar segment’s competitors. Furthermore, our Railcar segment may experience significant initial costs of production of new products, particularly railcar products, related to training, labor and operating inefficiencies. To the extent that the total costs of production significantly exceed our Railcar segment’s anticipated costs of production, it may incur losses on the sale of any new products.
Equipment failures, delays in deliveries or extensive damage to our Railcar segment’s facilities, particularly our Railcar segment’s railcar manufacturing plants in Paragould or Marmaduke, Arkansas, could lead to production or service curtailments or shutdowns.
An interruption in manufacturing capabilities at our Railcar segment’s railcar plants in Paragould or Marmaduke or at any of its manufacturing facilities, whether as a result of equipment failure or any other reason, could reduce, prevent or delay production of our Railcar segment’s railcars or railcar and industrial components, which could alter the scheduled delivery dates to customers and affect our Railcar segment’s production schedule. This could result in the termination of orders, the loss of future sales and a negative impact to our Railcar segment’s reputation with our Railcar segment’s customers and in the railcar industry, all of which could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
All of our Railcar segment’s facilities and equipment are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods, tornados or weather conditions. If there is a natural disaster or other serious disruption at any of our Railcar segment’s facilities, it may experience plant shutdowns or periods of reduced production as a result of equipment failures, loss of power, delays in equipment deliveries, or extensive damage to any of our Railcar segment’s facilities, which could materially adversely affect our Railcar segment’s business, financial condition or results of operations.
Our Railcar segment's failure to complete capital expenditure projects on time and within budget, or the failure of these projects to operate as anticipated could materially adversely affect its business, financial condition and results of operations.
Our Railcar segment's capital expenditure projects are subject to a number of risks and contingencies over which it may have little control and that may adversely affect the cost and timing of the completion of those projects, or the capacity or efficiencies of those projects once completed. If these capital expenditure projects do not achieve the results anticipated, our Railcar segment may not be able to satisfy our Railcar segment’s operational goals on a timely basis, if at all. If our Railcar segment is unable to complete such capital expenditure projects on time or within budget, or if those projects do not achieve the capacity or efficiencies anticipated, our Railcar segment’s business, financial condition and results of operations could be materially adversely affected.
Some of our Railcar segment’s railcar services and component manufacturing employees belong to labor unions and strikes or work stoppages by them or unions formed by some or all of our Railcar segment’s other employees in the future could materially adversely affect our Railcar segment’s operations.
A portion of the employees at our Railcar segment’s sites are party to collective bargaining agreements. Disputes with regard to the terms of these agreements or our Railcar segment’s potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. Our Railcar segment cannot guarantee that its relations with its union workforce will remain positive nor can our Railcar segment guarantee that union organizers will not be successful in future attempts to organize our Railcar segment’s railcar manufacturing employees or employees at our Railcar segment’s other facilities. If our Railcar segment’s workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, our Railcar segment could experience a significant disruption of our Railcar segment’s operations and higher ongoing labor costs. In addition, our Railcar segment could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our Railcar segment’s operations.
Our Railcar segment’s manufacturer's warranties expose it to potentially significant claims and Railcar segment’s business could be harmed if its products contain undetected defects or do not meet applicable specifications.
Our Railcar segment may be subject to significant warranty claims in the future relating to workmanship and materials involving its current or future railcar or component product designs. Such claims may include multiple claims based on one defect repeated throughout our Railcar segment’s mass production process or claims for which the cost of repairing the defective component is highly disproportionate to the original cost of the part. These types of warranty claims could result in costly product recalls, significant repair costs and damage to our Railcar segment’s reputation, which could materially adversely affect its business, financial condition and results of operations. Unresolved warranty claims could result in users of our Railcar segment’s products bringing legal actions against us.
Further, if our Railcar segment’s railcars or component products are defectively designed or manufactured, are subject to recall for performance or safety-related issues, contain defective components or are misused, it may become subject to costly litigation by its customers or others who may claim to be harmed by our Railcar segment’s products. Product liability claims could divert management's attention from our Railcar segment’s business, be expensive to defend and/or settle and result in sizable damage awards against our Railcar segment.
Our Railcar segment has significant amount of indebtedness, which could adversely affect its business, financial condition and results of operations and prevent it from fulfilling its indebtedness obligations.
Our Railcar segment is significantly leveraged. As of December 31, 2015, our Railcar segment had approximately $2.7 billion in indebtedness, consisting of borrowings under certain credit facilities, term loans and bond securitizations. Our Railcar segment’s significant indebtedness could materially impact its operations, and could place us at a competitive disadvantage compared to our less leveraged competitors. It may be difficult for our Railcar operations to satisfy its repayment and other obligations with respect to such indebtedness, and it may not be able to refinance its existing indebtedness as it matures. Significant indebtedness may also increase our Railcar segment’s vulnerability to adverse general economic, industry or competitive developments or conditions and limit its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates. Our Railcar segment may be limited in its ability to raise additional capital or obtain additional financing to fund its operations, capital expenditures or other growth initiatives, and other general corporate requirements and may be required to dedicate a significant portion of our cash flow from operations to interest and principal payments on its indebtedness. Our Railcar segment is also exposed to the risk of increased interest rates as certain of its borrowings are subject to variable rates of interest. As a consequence of our Railcar segment’s level of indebtedness, a significant portion of its cash flow from operations may be dedicated to debt service requirements. In addition, the terms of our Railcar segment’s various credit agreements may contain certain covenants, which if it fails to comply, may trigger an event of default, whereby the lender could accelerate the repayment of such debt. Our Railcar segment cannot assure you that our Railcar segment would be able to renegotiate, refinance, restructure or otherwise obtain the necessary funds to satisfy its indebtedness.
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
Our Railcar segment may not be able to generate sufficient cash flow to service its obligations and it may not be able to refinance our indebtedness on commercially reasonable terms.
Our Railcar segment’s ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures, strategic transactions, joint venture capital requirements or expansion efforts will depend on its ability to generate cash in the future. This, to a certain extent, is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our Railcar segment’s control.
Our Railcar segment’s business may not be able to generate sufficient cash flow from operations and there can be no assurance that future borrowings will be available to it in amounts sufficient to enable it to pay its indebtedness as such indebtedness matures and to fund its other liquidity needs. If this is the case, our Railcar segment will need to refinance all or a portion of our indebtedness on or before maturity, and it cannot be certain that it will be able to refinance any of our Railcar segment’s indebtedness on commercially reasonable terms, or at all. Our Railcar segment might have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These financing strategies may not be implemented on satisfactory terms, if at all. Our Railcar segment’s ability to refinance its indebtedness or obtain additional financing and to do so on commercially reasonable terms will depend on its financial condition at the time, restrictions in any agreements governing our indebtedness and other factors, including the condition of the financial markets and the railcar industry.
If our Railcar segment does not generate sufficient cash flow from operations and additional borrowings, refinancing or proceeds of asset sales are not available to it, it may not have sufficient cash to enable us to meet all of its obligations.
If our Railcar segment is unable to protect its intellectual property and prevent its improper use by third parties, its ability to compete in the market may be harmed.
Various patent, copyright, trade secret and trademark laws afford only limited protection and may not prevent our Railcar segment’s competitors from duplicating its products or gaining access to its proprietary information and technology. These means also may not permit our Railcar segment to gain or maintain a competitive advantage. To the extent our Railcar segment expands internationally, it becomes subject to the risk that foreign intellectual property laws will not protect our Railcar segment’s intellectual property rights to the same extent as intellectual property laws in the U.S.
Any of our Railcar segment’s patents may be challenged, invalidated, circumvented or rendered unenforceable. Our Railcar segment cannot guarantee that it will be successful should one or more of our patents be challenged for any reason. If our Railcar segment’s patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded its products could be impaired, which could significantly impede its ability to market its products, negatively affect its competitive position and could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
Our Railcar segment’s pending or future patent applications may not result in an issued patent and, if patents are issued to it, such patents may not provide meaningful protection against competitors or against competitive technologies. The United States federal courts may invalidate our Railcar segment’s patents or find them unenforceable. Competitors may also be able to design around our Railcar segment’s patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on our Railcar segment’s sales. If our Railcar segment’s intellectual property rights are not adequately protected our Railcar segment may not be able to commercialize its technologies, products or services and its competitors could commercialize its technologies, which could result in a decrease in its sales and market share and could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
Our Railcar segment’s products could infringe the intellectual property rights of others, which may lead to litigation that could itself be costly, result in the payment of substantial damages or royalties, and prevent it from using technology that is essential to its products.
Our Railcar segment cannot guarantee that its products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against our Railcar segment, whether successful or not, could result in substantial costs and harm its reputation. Such claims and proceedings can also distract and divert our Railcar segment’s management and key personnel from other tasks important to the success of its business.
In the event of an adverse determination in an intellectual property suit or proceeding, or our Railcar segment’s failure to license essential technology, its sales could be harmed and its costs could increase, which could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
Our Railcar segment may incur future asset impairment charges.
Our Railcar operations regularly review long-lived asset investments for impairment, including when events or changes in circumstances indicate the carrying value of an asset or investment may not be recoverable. Our Railcar segment may be required to recognize asset impairment charges in the future as a result of a weak economic environment, challenging market conditions, events related to particular customers or asset types, changing regulatory rules, or as a result of asset or portfolio sale decisions by management or other factors that affect our Railcar segment’s estimates of expected cash flows to be generated from its long-lived assets.
The use of railcars as a significant mode of transporting freight could decline, become more efficient over time, experience a shift in types of modal transportation, and/or certain railcar types could become obsolete.
As the freight transportation markets our Railcar segment serve continue to evolve and become more efficient, the use of railcars may decline in favor of other more economic modes of transportation. Features and functionality specific to certain railcar types could result in those railcars becoming obsolete as customer requirements for freight delivery change. Our Railcar segment’s operations may be adversely impacted by changes in the preferred method used by customers to ship their products, changes in demand for particular products, or by a shift by customers toward purchasing assets rather than leasing them from our Railcar segment. The industries in which our Railcar segment’s customers operate are driven by dynamic market forces and trends, which are in turn influenced by economic and political factors in the United States and abroad. Demand for our Railcar segment’s railcars may be significantly affected by changes in the markets in which its customers operate. A significant reduction in customer demand for transportation or manufacture of a particular product or change in the preferred method of transportation used by customers to ship their products could result in the economic obsolescence of our railcars, including those leased by our customers.

Gaming
Tropicana is pursuing, and may in the future pursue, expansion and acquisition opportunities and other strategic transactions that involve inherent risks, any of which may cause it to not realize anticipated benefits.
Our Gaming segment’s business strategy includes the consideration of expansion opportunities in new gaming jurisdictions and underserved markets and acquisition opportunities and other strategic transactions that may arise periodically. For example, in April 2014, Tropicana entered into an agreement to purchase Lumiére. Tropicana may not be able to successfully identify suitable acquisition or other strategic opportunities or complete any particular acquisition, combination, joint venture or other strategic transaction on acceptable terms. Tropicana’s identification of suitable acquisition candidates and other strategic opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on its business, diversion of its management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If Tropicana is successful in pursuing acquisitions or other strategic opportunities, it may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect its results of operations. If Tropicana spends significant funds or incurs additional debt, its ability to obtain financing for working capital or other purposes could decline and it may be more vulnerable to economic downturns and competitive pressures. In addition, Tropicana cannot guarantee that it will be able to finance additional acquisitions or other strategic opportunities, or that it will realize any anticipated benefits from acquisitions or other strategic opportunities. Should Tropicana successfully acquire another business, the process of integrating acquired operations into its existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. In addition, Tropicana may not be effective in retaining key employees or customers of the combined businesses. Tropicana may face integration issues pertaining to the internal controls and operations functions of the acquired companies and may not realize cost efficiencies or synergies that it anticipated when selecting its acquisition candidates. Tropicana’s failure to identify suitable acquisition or other strategic opportunities may restrict its ability to grow its business.
Intense competition exists and is growing in the gaming industry, including competition involving the implementation of internet gaming, and Tropicana may not be able to compete effectively which could negatively affect our Gaming operations.
The gaming industry is highly competitive for both customers and employees, including those at the management level. Tropicana faces increasing intense competition with numerous casinos and hotel casinos of varying quality and size in market areas where its properties are located. Tropicana also competes with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses and could compete with any new forms of gaming that exist or may be legalized in the future, including on-line gaming. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In most markets, Tropicana competes directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, Tropicana faces competition from nearby markets in addition to direct competition within its market areas as well as the threat from new, emerging markets. With internet gaming, Tropicana's land based casinos will also potentially be competing in virtual markets that may not be constrained by geographical limitations.
In recent years, competition in existing markets has intensified. For example, competition with the Atlantic City market has increased with Pennsylvania and Delaware commencing live table game operations in fiscal 2010; the opening of a new casino in a Philadelphia suburb in 2012 and the award of the second Philadelphia Category 2 license in 2014; five casinos currently operating in Maryland with plans for an additional casino to open in the second half of 2016, and the addition of table games; two video lottery terminal ("VLT") casinos operating in the New York metropolitan area, three commercial gaming facilities approved in New York State during 2015 with up to an additional four commercial gaming facilities provided for by New York law in future years and two additional VLT facilities planned for the eastern parts of New York in the coming years. In September 2012, competition in the Baton Rouge market increased with the opening of a new casino. In addition, legislation has been introduced in New Jersey to expand casino gaming outside of Atlantic City. Our Gaming segment's ability to make capital investments in its properties going forward may be constrained due to market conditions, and it may not be able to compete effectively with casinos that have been modernized or recently expanded.

This expansion of existing casino entertainment properties, the increase in the number of gaming opportunities, the potential emergence of legal internet gaming outside of New Jersey and the aggressive marketing strategies of many of Tropicana's competitors has also increased competition in many markets in which it competes, and it expects this intense competition to continue.
If Tropicana's competitors operate more successfully than it does, if they are more successful than Tropicana in attracting and retaining employees, if their properties are enhanced or expanded, if additional hotels and casinos are established in and around the locations in which it conducts business, or if on-line gaming is permitted and conducted in any of its markets, it may lose market share or the ability to attract or retain employees or customers. In particular, the expansion of casino gaming in or near any geographic area, including but not limited to the State of New Jersey, from which Tropicana attracts or expects to attract a significant number of its customers could materially adversely affect our Gaming segment's business, financial condition and results of operations.
Tropicana expects that competition from internet gaming will continue to grow and intensify.
Tropicana expects that it will face increased competition from internet gaming as the potential for legalized internet gaming continues to grow. There are current proposals to legalize internet gaming under federal law. Additionally, several states are currently considering legislation that would legalize internet gaming at the state level. As a result of the Justice Department's December 2011 opinion concerning the applicability of the Wire Act to internet gaming, certain states including Nevada, Delaware and New Jersey have moved forward with legislation to authorize various forms of intrastate internet gaming. Notably, in February 2013 Nevada amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow the state to enter into agreements with other states to create multi-state poker wagering, and in November 2013 New Jersey commenced intrastate internet gaming through Atlantic City casinos. The New Jersey law provides that licensed Atlantic City casinos including Tropicana AC may offer internet gambling games subject to regulations to be adopted by the NJDGE. The law provides for a 15% tax on internet gaming gross revenues and permits New Jersey to enter into agreements with other states to engage in multi-state internet wagering pools. The law has a 10 year sunset provision. A number of New Jersey casinos including Tropicana Atlantic City participate in intrastate Internet gaming. Tropicana's ability to compete in a marketplace containing multiple virtual casino platforms will depend on its ability to effectively market its internet gaming products to its customers in the face of stiff competition as well as the availability of internet gaming in jurisdictions in which it operates casinos. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from its properties and thus adversely affect its business. Such internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of recently announced U.S. Department of Justice positions related to the application of federal laws to intrastate internet gaming and initiatives in some states to consider legislation to legalize intrastate internet wagering. There are also proposals that would specifically legalize internet gaming under federal law.
The casino, hotel and resort industry is capital intensive and Tropicana may not be able to proceed with renovation projects because of market conditions, which could put it at a competitive disadvantage.
Tropicana's properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. Tropicana also needs to make capital expenditures to comply with applicable laws and regulations.
Renovations and other capital improvements of Tropicana's properties require significant capital expenditures and usually generate little or no cash flow until the project is completed. Tropicana may not be able to proceed with planned capital improvement projects because of market conditions. Tropicana's failure to renovate its gaming properties may put it at a competitive disadvantage, which could have a materially adverse effect on our Gaming segment.
Renovations and other capital improvements may disrupt Tropicana's operations.
Renovation projects may cause Tropicana to temporarily close all or a portion of its facilities to customers and disrupt service and room availability, causing reduced demand, occupancy and rates. For example, in 2014 and 2015 MontBleu and Tropicana AC underwent major renovation projects that impacted operating results. As a result, any future capital improvements projects may increase Tropicana's expenses and reduce its cash flows and its revenues and, accordingly, may have a materially adverse effect on our Gaming segment.
Similarly,Tropicana intends to construct a new landside gaming facility in Evansville, Indiana, which is anticipated to encompass 70,000 square feet of enclosed space (including approximately 40,000 square feet of casino floor, additional food and beverage outlets and back of house space). Tropicana estimates that the development costs for the facility will be at least $50 million. Tropicana anticipates commencement of construction during the second quarter of 2016 (subject to receipt of approvals and permits) and completion within 18 to 24 months thereafter. There can be no assurances that Tropicana will receive all the required approvals and permits to commence construction of the new landside gaming facility, or that it will finish construction of such facility in a timely manner or within its anticipated budget. Tropicana may encounter delays or other disruptions during construction of this facility, which may have a material adverse effect on our Gaming segment's business, financial condition and results of operations.
Work stoppages, labor problems and unexpected shutdowns may limit Tropicana's operational flexibility and negatively impact its future profits.
Tropicana is party to 10 collective bargaining agreements with different unions. In September 2014, the collective bargaining agreement with UNITE HERE Local 54 covering approximately 1,100 employees at Tropicana AC expired and Tropicana AC is presently operating without an agreement with this union. There can be no assurance that Tropicana will be able to enter into a new collective bargaining agreement with UNITE HERE Local 54 or renegotiate the other collective bargaining agreements with other unions currently in effect. The addition of new or changes to the existing collective bargaining agreements could cause significant increases in labor costs, which could have a material adverse effect on our Gaming segment.
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
Finally, if Tropicana is unable to negotiate these agreements on mutually acceptable terms, the affected employees, including union members with the UNITE HERE Local 54 bargaining unit, may engage in a strike or other job actions instead of continuing to operate without contracts or under expired contracts, which could have a materially adverse effect on our Gaming segment, including the operations of Tropicana AC. In 2012, UNITE HERE Local 54 staged several protest actions at Tropicana AC which were disruptive to its business. Any unexpected shutdown of one of the casino properties, including Tropicana AC, from a work stoppage or strike action could have a material adverse effect on our Gaming segment. Moreover, strikes, work stoppages or other job actions could also result in adverse media attention or otherwise discourage customers, including convention and meeting groups, from visiting Tropicana's casinos. There can be no assurance that Tropicana can be adequately prepared for labor developments that may lead to a temporary or permanent shutdown of any of its casino properties.
Tropicana's business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the local, regional or national economy.
Consumer demand for casino and hotel properties, such as Tropicana's, are particularly sensitive to downturns in the local, regional or national economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, the recent housing and credit crises, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual declines in disposable consumer income and wealth, the effect of the current economic environment and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could further reduce customer demand for amenities that Tropicana offers.
The housing crisis and recession in the United States that began in 2008 resulted in a significant decline in tourism and consumer spending. Economic conditions like the recent downturn (and slowdowns or recessions less severe) could cause fewer consumers to spend money or cause consumers to spend less money at Tropicana's properties and could materially adversely affect our Gaming operations. While general economic conditions have modestly improved, there can be no assurance that they will continue to improve or will not worsen in the future.
The state of the global financial markets may impact Tropicana's ability to obtain sufficient financing and credit on a going forward basis which could negatively impact its ability to expand its business.
In addition to earnings and cash flows from operations, Tropicana relies on borrowed money to finance its business, which may be constrained if it is unable to borrow additional capital or refinance existing borrowings on reasonable terms. Developments in the global financial markets that have led to unpredictable government intervention in the United States and European banking systems, including the fiscal 2008 capital crisis in the banking system, a series of rating agency downgrades of subprime U.S. mortgage‑related assets and significant provisions for loan losses recorded by major financial institutions and downgrades of sovereign debt in certain EU member nations, have resulted in volatility in the credit markets, a low level of liquidity in many global financial markets and other adverse conditions for issuers in fixed income, credit and equity markets. In the recent past, these markets have experienced disruption that had a dramatic impact on the availability and cost of capital and credit. The market interest rate for debt of companies similar to Tropicana's has been volatile. The United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, although there is no assurance that such steps will have the effect of easing the conditions in global credit and capital markets. Therefore, Tropicana has no assurance that such steps will facilitate its further access to credit or capital markets at desirable times or at rates that it would consider acceptable, and the lack of such funding could have a material adverse effect on our Gaming operations and its ability to service its indebtedness. While these conditions have recently improved, there can be no assurance that they will not worsen in the future. Tropicana is unable to predict the likely duration or severity of any disruption in the capital and credit markets, or its impact on the larger economy. A disruption in the global credit and financial markets may materially and adversely affect Tropicana's ability to obtain sufficient financing to execute its business strategy.
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
Tropicana owns, operates or has an interest in gaming facilities located in Nevada, Indiana, Mississippi, Missouri, Louisiana, New Jersey and Aruba. Tropicana has obtained all material governmental licenses, qualifications, registrations, permits and approvals necessary for the operation of its gaming facilities as operations at such facilities are presently conducted. However, there can be no assurance that Tropicana can obtain any new licenses, or renew any existing, licenses, qualifications, findings of suitability, registrations, permits, or approvals that may be required in the future or that existing ones will not be suspended or revoked. If Tropicana relocates or expands any of its current gaming facilities or enters new jurisdictions, it must obtain all additional licenses, qualifications, findings of suitability, registrations, permits and approvals of the applicable gaming authorities in such jurisdictions. If state regulatory authorities were to find an officer, director, owner or other person affiliated with its operations unsuitable, Tropicana would be required to sever its relationship with that person. Gaming authorities, as well as other state regulatory authorities, may conduct similar investigations in the future in connection with new equity and debt holders. We cannot predict the outcome of these investigations or their potential impact on our Gaming segment.
Additionally, certain manufacturers, distributors and suppliers of gaming devices, junkets, goods or services to Tropicana's gaming facilities may be required to obtain a license or permit or undergo a suitability investigation by the gaming authorities. There can be no assurance that such licenses, permits or registrations will be obtained by such vendors. The failure of any such vendors to obtain any required licenses, permits or registrations on a timely basis could materially adversely affect our Gaming operations.
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
The risks associated with international operations could affect Tropicana's ability to pursue expansion opportunities.
Tropicana currently operates a small casino at its property on the Caribbean island of Aruba. International operations are subject to inherent risks including variation in local economies, currency fluctuation, greater difficulty in accounts receivable collection, trade barriers, burden of complying with a variety of international laws, and political and economic instability. Each of these risks could impair Tropicana's ability to execute its business strategy and adversely affect our Gaming operations.
Any violation of the Foreign Corrupt Practices Act or applicable Anti-Money Laundering laws or regulations such as the Bank Secrecy Act could have a negative impact on our Gaming operations.
Tropicana is subject to risks associated with doing business outside of the United States, which exposes it to complex foreign and U.S. regulations inherent in doing business cross-border and in each of the countries in which it transacts business. Tropicana is subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and employee training and compliance programs that Tropicana has implemented to deter prohibited practices may not be effective in prohibiting its directors, employees, contractors or agents from violating or circumventing its policies and the law. If Tropicana's directors, employees or agents fail to comply with applicable laws or company policies governing its international operations, Tropicana may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that Tropicana has violated the FCPA could have a material adverse effect on our Gaming segment's financial condition. Compliance with international and U.S. laws and regulations that apply to Tropicana's international operations increases its cost of doing business in foreign jurisdictions. Tropicana also deals with significant amounts of cash in its operations and is subject to various reporting and anti-money laundering regulations such as the Bank Secrecy Act (the “BSA”). The Internal Revenue Service and Financial Crimes Enforcement Network monitor casino compliance with casino filing of Currency Transaction Reports (“CTR”) and Suspicious Activity Report (“SAR”) and anti-money laundering (“AML”) programs and have recently stepped-up enforcement activities involving non-compliant casinos. Internal control policies and procedures and employee training, AML compliance programs and internal audits involving CTR and SAR filings have been implemented to enhance compliance and detect problems. Any violation of anti-money laundering laws or regulations by any of Tropicana's resorts could have a negative effect on our Gaming segment's results of operations.
Tropicana could encounter problems during development, construction, renovation and refurbishment of our properties that could increase the construction costs or delay their completion. In addition, Tropicana may not be able to complete projects if it does not obtain all necessary permits, licenses, grants and approvals.
Construction projects like the development, construction, renovation and refurbishment of Tropicana AC, MontBleu, Evansville and Tropicana Aruba are subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include, among others, the following:

•	adverse weather conditions that damage the project or cause delays;

•	changes to the plans or specifications;

•	shortages and increased costs of energy, materials and skilled labor;

•	engineering problems;

•	labor disputes and work stoppages;

•	environmental issues;

•	fire, flooding and other natural disasters; and

•	geological, construction, excavation, regulatory and equipment problems.
In addition, certain permits, licenses, grants and approvals necessary for development, construction and operation may not be obtained. The scope of the approvals required for projects vary. Unexpected changes or concessions required by regulatory authorities could involve significant additional costs and result in a delay in the schedule. Tropicana may not receive the necessary licenses, grants and approvals or obtain them within its anticipated time frame. For example, the Tropicana AC capital renovation project that was completed in 2015 required grant and other financing approvals from various state agencies as well as approval of its plans by various federal, state and local regulatory agencies in order for it to proceed with construction. In addition, even if Tropicana completes any development, construction, renovation and refurbishment projects, it cannot assure you that it will achieve all of, or any of, the anticipated benefits of such projects.
Our Gaming operations could be materially adversely affected by the occurrence of accidents, natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.
Natural disasters, such as hurricanes, floods, fires and earthquakes, could adversely affect our Gaming operations. Hurricanes are common to the areas in which Tropicana's Louisiana and Mississippi properties are located and the severity of such natural disasters is unpredictable. In October 2012, Superstorm Sandy resulted in the mandatory closure of Tropicana AC for approximately five days. Although the property did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania resulted in a long term business interruption that continued into 2013 and materially affected operating results. Likewise, in August 2011, Hurricane Irene and mandatory governmental evacuation orders for Atlantic City caused an approximately three-day closure of Tropicana AC, adversely affecting our Gaming operations. In May 2011, both of Tropicana's properties in Greenville, Mississippi, Lighthouse Point and Jubilee were closed for approximately 29 days as a result of Mississippi River flooding causing substantial damage at its Lighthouse Point property and adversely affected our Gaming segment's operating results at its Greenville facilities. Likewise, in August 2012, Tropicana's property in Louisiana was forced to temporarily close for approximately 2 days as a result of Hurricane Isaac. We cannot predict the impact that any future natural disasters will have on Tropicana's ability to maintain its customer base or to sustain its business activities.

Moreover, Tropicana's riverboats face additional risks from the movement of vessels on waterways, such as collisions with other vessels or damage from debris in the water. Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could materially adversely affect our Gaming operations.
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
All of Tropicana's facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as result of casualty, forces of nature, mechanical failure or extended or extraordinary maintenance, among other causes. In addition, Tropicana's gaming operations, particularly those conducted on riverboats or at dockside facilities, could be damaged or halted due to extreme weather conditions. In October 2012 Superstorm Sandy resulted in the mandatory closure of Tropicana AC for approximately five days. Although the property did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania has resulted in long term business interruption that continued into 2013 and materially affected operating results. Likewise, in August 2011 Hurricane Irene and mandatory governmental evacuation orders for Atlantic City caused an approximately three-day closure of Tropicana AC, adversely affecting our Gaming operations. In May 2011 both of Tropicana's properties in Greenville, Mississippi, Lighthouse Point and Jubilee were closed for approximately 29 days as a result of Mississippi River flooding causing substantial damage at its Lighthouse Point property and adversely affected our Gaming segment's operating results at its Greenville facilities. Likewise, in August 2012 Tropicana's property in Louisiana was forced to temporarily close for approximately 2 days as a result of Hurricane Isaac. Each of Tropicana's riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The U.S. Coast Guard requirements establish standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection or American Bureau of Shipping approval would preclude its use as a casino.
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
U.S. Coast Guard regulations also require certain of Tropicana's properties to prepare and follow certain security programs. In the first quarter of 2003, Tropicana Evansville implemented the American Gaming Association's Alternative Security Program at its riverboat casino. In November 2012, the Indiana Gaming Commission approved Tropicana Evansville to convert from a self-propelled riverboat to a permanently moored craft designation, contingent on successful completion of an emergency drill package to be approved by American Bureau of Shipping ("ABS") and the addition of an additional passenger egress before the next annual inspection of the vessel in October 2013. In December 2012, the United States Coast Guard relinquished regulatory oversight of the Tropicana Evansville vessel after successful completion of the ABS drills, negating the requirement for the Alternative Security Program. Belle of Baton Rouge applies a customized alternative security program. The American Gaming Association's Alternative Security Program is specifically designed to address maritime security requirements at riverboat casinos and their respective dockside facilities. Changes to these regulations could adversely affect our Gaming operations.

Noncompliance with environmental, health and safety regulations applicable to Tropicana's hotels and casinos could adversely affect Tropicana's results of operations.
As the owner, operator and developer of real property, Tropicana must address, and may be liable for, hazardous materials or contamination of these sites and any other off-site locations at which any hazardous material that its activities generate are disposed. Tropicana's ongoing operations are subject to stringent regulations relating to the protection of the environment and handling of waste, particularly with respect to the management of wastewater from its facilities. Any failure to comply with existing laws or regulations, the adoption of new laws or regulations with additional or more rigorous compliance standards, or the more vigorous enforcement of environmental laws or regulations could limit Tropicana's future opportunities and, accordingly, could materially adversely affect our Gaming operations by increasing its expenses and limiting its future opportunities
The concentration and evolution of the slot machine manufacturing industry could impose additional costs on Tropicana's operations.
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
In recent years, the prices of new slot machines have dramatically increased. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring gaming operators to execute participation lease arrangements for them to be able to offer such machines to patrons. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental fee. Such agreements may (depending on regulatory restrictions in the applicable jurisdiction) also include a percentage payment to the manufacturer based on the usage of the machine or the gaming company's receipts from the machine, sometimes referred to as "coin-in" or "net win" percentage payments. Generally, a slot machine participation lease is more expensive over the long term than the cost of purchasing a new slot machine. Tropicana has slot machine participation leases at each of its properties.
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
We cannot assure you that Tropicana will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. In addition, extreme weather events such as hurricanes and floods have resulted in increases in insurance premiums, increased deductibles and less favorable coverage terms. Furthermore, such extreme weather conditions may interrupt or impede access to Tropicana's affected properties and may cause visits to its affected properties to decrease for an indefinite period.
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
Tropicana may face potential successor liability for liabilities of the predecessors not provided for in the re-organizational plan.
Tropicana may be subject to certain liabilities of its predecessors not provided for in the re-organizational plan. Such liabilities may arise in a number of circumstances, including but not limited to, those where:

•	a creditor of Tropicana's predecessors did not receive proper notice of the pendency of the bankruptcy case relating to the re-organizational plan or the deadline for filing claims therein; or

•	the injury giving rise to, or the source of, a creditor's claim did not manifest itself in time for the creditor to file the creditor's claim.
Although Tropicana has no reason to believe that it will become subject to liabilities of Tropicana's predecessors that are not provided for in the re-organizational plan, should Tropicana become subject to such liabilities, it could materially adversely affect our Gaming segment.
Circumstances may arise whereby Tropicana may become overleveraged, which could have significant negative consequences.
As of December 31, 2015, Tropicana had total indebtedness which consisted primarily of its term loan facility. Circumstances may arise that could cause it to become overleveraged, which could have significant negative consequences, including:

•	Tropicana may be more vulnerable to a downturn in the markets in which it operates or a downturn in the economy in general;

•
Tropicana may be required to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, which would limit Tropicana's ability to use cash flows to fund working capital, capital expenditures, and other general corporate requirements;

•	Tropicana may be limited in its flexibility to plan for, or react to, changes in its businesses and the industry in which Tropicana operates or entry of new competitors into its markets;

•	Tropicana may be placed at a competitive disadvantage compared to its competitors that have less debt;

•	Tropicana may be limited in borrowing additional funds; and

•	Tropicana may have difficulties in satisfying its obligations under its current indebtedness, including the Term Loan Facility.
Tropicana's indebtedness is subject to floating interest rates, which may expose it to higher interest payments.
A substantial portion of Tropicana's indebtedness is subject to floating interest rates, which makes it more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in its business. As of December 31, 2015, amounts outstanding under Tropicana's Term Loan Facility was subject to floating interest rates. Tropicana currently has no hedging arrangements in place to mitigate the impact of higher interest rates. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 10, "Debt - Gaming" of this Report for further discussion.

Atlantic City property tax valuations and market declines have created stress on the City of Atlantic City’s ability to manage its finances and have created uncertainty about Atlantic City’s fiscal solvency.
In recent years real property tax valuations and assessments of Atlantic City casinos have been significantly reduced as a result of various N.J. Tax Court proceedings involving casino properties. As a result, in 2014 the City of Atlantic City was required to significantly increase its tax rate in order to meet its municipal budget requirements, and in 2015, although the tax rate did not increase, Atlantic City is operating with a serious ongoing municipal budget deficit, that if not rectified could result in the City's inability to meet its operating costs and other financial obligations during its current fiscal year. Atlantic City casino property tax assessments are anticipated to continue to decline in future years as casinos continue to appeal excessive property valuations. In addition, in 2014 four Atlantic City casinos closed and two were sold at reduced values further eroding the municipal tax base. As a result, in late 2014 Atlantic City and the State of New Jersey began to explore various initiatives designed to stabilize casino tax payments and reduce the municipal budget in future years. In 2015 the New Jersey State Legislature passed legislation that would have created a payment in lieu of taxes (“PILOT”) program for Atlantic City casinos designed to stabilize the casino real estate tax base as well as a series of other bills that would divert funds from other state programs (the CRDA and ACA) to assist Atlantic City with its municipal budget shortfalls in coming years, but the legislative package was vetoed by the Governor in January 2016. In addition, in January 2016, the emergency manager appointed by the State of New Jersey to oversee Atlantic City's government and address its financial problems issued a report, in part, criticizing the Atlantic City government for its failure to implement several key economic stabilization measures including the sale of certain city assets. As a result, legislation providing for enhanced State control of City of Atlantic City finances was introduced in the Legislature in February 2016. In addition, revised PILOT legislation that is being considered would include a diversion of certain CRDA and ACA funds to assist Atlantic City with its municipal budget deficits. If a legislative package is not enacted and Atlantic City is unable to maintain fiscal stability it could have an adverse impact on the Atlantic City casino industry including Tropicana's Tropicana AC property.

Mining
Our Mining segment's financial performance is dependent on the global price of iron ore and global demand levels for iron ore.
The economic viability of Ferrous Resources’ business is highly dependent on the market price of iron ore. Ferrous Resources’ longer-term strategy is to produce and sell iron ore products in the domestic Brazilian market, as well as to the export markets, principally China, Japan, Korea, the Middle East and potentially Europe. The future revenues Ferrous Resources will be able to achieve from the sale of iron ore products will depend on Brazilian and global demand levels for iron ore, iron ore international sales prices, the type of iron ore product it sells and the iron (Fe) content of those products. Iron ore prices (including sale prices in Brazil) are largely driven by global demand for crude steel, the primary driver for iron ore demand. Part of Ferrous Resources iron ore export sales are made pursuant to supply contracts, the sales prices for which are determined based on market price indices and will be subject to certain discounts or premiums (depending on the quality of final product) and periodic price adjustments.
Global demand for iron ore products and related sales prices have historically varied, and are expected to continue to vary according to the worldwide demand for iron ore and steel, which in turn, is likely to be heavily influenced by worldwide economic activity and global iron ore supply levels. Iron ore demand may also be impacted by regulatory tariffs in effect in major importing or exporting countries. Global iron ore price levels directly impact Ferrous Resources’ sales prices. International iron ore prices have been volatile in recent years, falling from roughly $135 per dry metric ton (“dmt”) in average in 2013 to an average of $97/dmt in 2014 and reached $39/dmt in 2015. Iron ore was trading at an average of approximately $47/dmt in the fourth quarter of 2015.
Worldwide prices for iron ore have been mainly determined via a spot pricing mechanism and the sales prices for the products sold by Ferrous Resources are generally determined based on market price indices considered as reference for the seaborne iron ore market.
A number of factors beyond Ferrous Resources’ control will impact contract and spot iron ore prices and the price which Ferrous Resources may receive for its iron ore production, most notably the levels of worldwide steel production and demand for steel products, the level of worldwide production of iron ore products, the relationship between the major iron ore producers and consumers and government tariffs.
More recently, oversupply in the global markets for iron ore contributed to a steep decline in price levels for iron ore of the grades produced at Esperança and Santanense (two of Ferrous Resources’ properties) falling below the level necessary to make continuation of mining activities at these properties at current conditions economically viable. In March 2015 the Esperança and Santanense mines ceased production and were put in care and maintenance.
If iron ore oversupply levels continue to keep prices at depressed levels or decline further or if transportation, port, agency or processing costs were to increase or fail to decline in proportion to the reduction in iron ore prices, Ferrous Resources may not be able to economically produce and sell iron ore from its Viga mine which could result in Ferrous Resources delaying, suspending, reducing or ceasing production activities, which would have a material adverse effect on our Mining segment’s business, results of operations, financial condition and prospects.
Ferrous Resources has limited cash available and is currently not profitable.
Ferrous Resources’ cash levels dropped from $56 million at December 31, 2014 to $14 million at December 31, 2015 primarily due to lower iron ore selling prices, costs associated with the suspension of operations at its Santanense and Esperança mines and essential capital expenditures at its Viga mine. Ferrous Resources’ Viga mine, which is currently its only operating mine, is operating at marginal levels of profitability that are not able to support Ferrous Resources’ care and maintenance costs at its other mines as well as its corporate overhead. There is no assurance that Ferrous Resources will not run out of cash in the near future resulting in a material adverse effect on our Mining segment's results of operations and financial condition.
The iron ore industry is intensely competitive and Ferrous Resources may experience pricing pressure and have difficulty effectively competing with other iron ore mining companies.
The iron ore industry is characterized by intense competition and a high level of market concentration. Ferrous Resources competes with a number of large international mining companies, many of which have mineral and financial resources substantially greater than those of Ferrous Resources. Industry competitors may acquire additional exploration rights over iron ore deposits, with an added advantage of scale in their businesses, reduced costs and proprietary logistics systems and may engage in pricing or other financial or operational practices that will increase competitive pressure on Ferrous Resources. Competition from foreign direct investment in Ferrous Resources’ domestic competitors or continued market concentration could result in Ferrous Resource experiencing difficulty establishing or increasing market share and could have a material adverse effect on our Mining segment’s business, results of operations, financial condition.
In addition, if iron ore prices decline further or remain depressed for an extended period, Ferrous Resources may no longer be able to fund its current operations and be forced to suspend or cease operations. Any such suspension or termination in operations will require substantial suspension or shutdown costs including social, environmental remediation and contract breakage costs. Such costs may exceed the cash available to Ferrous Resources without sales of its core mining assets.  Asset sales effected in a market downturn typically do not result in favorable prices and could result in the complete liquidation of Ferrous Resources without fully satisfying its remaining obligations.
Exchange rate instability and changes in the value of the Brazilian real relative to the U.S. dollar and other foreign currencies may adversely affect our Mining segment's financial condition and results of operations.
The Brazilian currency has been devalued frequently over the past four decades. Throughout this period, the Brazilian government has implemented various economic plans and exchange rate policies, including sudden devaluations, periodic small devaluations (during which the frequency of adjustments has ranged from daily to monthly), exchange controls, dual exchange rate markets and a floating exchange rate system. From time to time, there have been significant fluctuations in the exchange rate between the Brazilian currency and the U.S. dollar and other currencies. For example, the Brazilian real hit a 5-year high of R$1.5375 to US$1.00 in July 2011 and a 12-year low of R$4.1949 to US$1.00 in September 2015. There can be no assurance that the currency will not fall in value against the U.S. dollar in the future.
Depreciation of the Brazilian real against the U.S. dollar could create additional inflationary pressures in Brazil. Depreciation generally makes it more difficult to access foreign financial markets and may prompt government intervention, including recessionary economic policies. Conversely, appreciation of the Brazilian real against the U.S. dollar may lead to the deterioration of Brazil’s current account and balance of payments as well as hinder the growth of exports.
Ferrous Resources’ functional and reporting currency is the U.S. dollar. Ferrous Resources expects that most of its revenues will be denominated in U.S. dollars, while most of its costs (other than expenses related to debt servicing, which are likely to be U.S. dollar-denominated) will be denominated in Brazilian reais. Ferrous Resources also expects to hold certain assets and incur certain liabilities in other foreign currencies. Consequently, increases in the value of the Brazilian real and other foreign currencies relative to the U.S. dollar may result in a reduction in Ferrous Resources’ reported profits. In addition, because Ferrous Resources’ functional currency is the U.S. dollar, both at a consolidated and operating company level, Ferrous Resources must translate Brazilian real denominated assets and liabilities into U.S. dollars. To do so, non-U.S. dollar denominated monetary assets and liabilities are translated into U.S. dollars using the closing exchange rate at the date of the balance sheets. Consequently, increases or decreases in the value of the U.S. dollar versus the Brazilian real and other foreign currencies may affect Ferrous Resources’ assets and liabilities in Ferrous Resources’ balance sheets. Depreciation of the U.S. dollar versus such foreign currencies will increase the value of assets and liabilities on Ferrous Resources’ balance sheets while appreciation of the U.S. dollar versus such foreign currencies will decrease the value of assets and liabilities on Ferrous Resources’ balance sheets. Appreciation of the Brazilian real against the U.S. dollar would cause Ferrous Resources’ projected capital and operating costs (as expressed in U.S. dollars) to increase. Any of the foregoing could adversely affect our Mining segment’s business, financial condition and results of operations.
Ferrous Resources may experience delays in implementing its Viga mining plan or may not be able to implement it in its current form.
Ferrous Resources will need to raise a substantial amount of equity and debt financing to build both the Viga 4+ Project and the Viga 17 Project. Only if both projects are successfully financed and completed does Ferrous Resources’ business plan target production of iron ore at a rate of 21 million metric tons per year from the Viga Property. While Ferrous Resources currently either owns or has access to the required areas to develop the Viga 21 Project, which covers a total of approximately 2,671 hectacres, part of the project area is subject to judicial proceedings relating to challenges over possession rights in such areas. The disputed areas cover approximately 4.7 hectacres, which corresponds to approximately 0.46% of the total project area. Ferrous Resources intends to request the Brazilian National Department of Mineral Production (“DNPM”) to grant easements over the areas to Ferrous Resources and will seek other legal measures to retain possession of such areas. However, there can be no assurances that the DNPM will grant such easements or that Ferrous Resources will be successful in retaining possession of the areas within the timeframe required by Ferrous Resources’ business plan. If Ferrous Resources is unsuccessful in its efforts to secure such rights, it would limit its ability to mine approximately 9% of the otherwise mineable ore reserves at the Viga Property.
Our Mining segment's business plans will require substantial capital investment. Actual capital expenditure requirements may be higher than expected and Ferrous Resources may have difficulty obtaining required financing.
Ferrous Resources will need to make substantial capital investments in order to develop the Viga 17 Project and related processing and infrastructure. Ferrous Resources currently projects that implementing the Viga 17 Project will require total capital expenditures of approximately $1.2 billion. Ferrous Resources intends to make such capital investments in the Viga 17 Project only if it is successful in raising the necessary equity and debt financing to fund such capital expenditures.
Also, in order to fund capital expenditures required to complete the Viga 4+ Project, Ferrous Resources expects to require additional equity funding together with additional debt. Ferrous Resources may be unable to obtain equity or debt financing in the amounts required in a timely manner, on commercially acceptable terms or at all. If Ferrous Resources is unable to obtain sufficient equity and debt financing in a timely manner the Viga 4+ Project may not be completed.
As indicated above, Ferrous Resources will require additional equity and debt financing to fund the capital expenditures anticipated to be required to complete the Viga 17 Project. Ferrous Resources’ business plan for the development of the Viga 17 Project is in large part supported by the analysis performed and included in certain feasibility studies. Certain feasibility studies were prepared based on the construction work required to complete the Viga 17 Project commencing in March 2015. As of the date of this Report, Ferrous Resources has not secured the necessary additional equity and debt financing to fund the capital expenditures.
There can be no assurance that Ferrous Resources will be successful in raising the equity or debt financing necessary to complete the Viga 4+ Project or the Viga 17 Project in a timely manner, on commercially acceptable terms or at all. In addition, Ferrous Resources may also have to raise financing in excess of that anticipated to complete the Viga 4+ Project and the Viga 17 Project if there are cost overruns. There can be no assurance that Ferrous Resources will be successful in its efforts to raise such financing or that the terms of any such financing may not be materially less favorable to Ferrous Resources than currently anticipated.
Ferrous Resources is also actively considering a number of strategies to increase profitability. To the extent that Ferrous Resources decides to implement these or other projects, Ferrous Resources’ capital expenditure requirements could increase. To the extent the capital expenditures required to implement any of these projects exceed available cash flow, Ferrous Resources may have to maintain bank debt at higher levels or for a longer period of time than currently anticipated. Moreover, if bank debt is not available on acceptable terms, or at all, Ferrous Resources may be unable to undertake these projects.
Ferrous Resources’ longer term capital expenditure requirements may prove to be significantly higher than its projected capital expenditure requirements, including due to the occurrence of identified potential contingencies.
If Ferrous Resources’ capital expenditure requirements prove to be significantly higher than expected it could have a material adverse effect on our Mining segment’s ability to realize its business plan and on its business, results of operations and financial condition. In addition, if Ferrous Resources fails to generate or obtain sufficient capital resources to establish, develop and operate its business, its business could fail, or Ferrous Resources could be forced to reduce or delay capital expenditures, sell assets or re-structure future indebtedness, which could materially and adversely affect our Mining segment’s business, results of operations, financial condition.

Our Mining segment may not be able to maintain the mining, environmental or other licenses and authorizations necessary to conduct iron ore exploration, mining and production activities.
The licensing regime in Brazil for the exploration, extraction and production of minerals is governed primarily by the Brazilian Mining Code (“Mining Code”) and regulations issued thereunder. The conduct of exploration, mining or mineral processing activities in Brazil requires numerous permits, licenses and authorizations from various Brazilian government agencies, including the DNPM, and relevant state environmental agencies at each phase of mining activity. Ferrous Resources holds all of the mining, environmental licenses and water extraction permits and/or authorizations required to conduct its current mining and processing activities, as well as the licenses, permits and authorizations required for the construction and implementation of its planned Viga 17 Project, but not all of the required licenses, permits or authorizations for the projects not included in Ferrous Resources’ immediate plans. Further, Ferrous Resources’ licenses, permits and/or authorizations may be revoked if Ferrous Resources fails to comply with certain prescribed requirements. There can be no assurance that Ferrous Resources will be able to obtain or maintain the necessary licenses, permits and/or authorizations to implement its business plan on a timely or favorable basis, or at all and any failure to do so could have a material adverse effect on our Mining segment’s business, results of operations, financial condition.
Our Mining segment may experience difficulties or delays in accessing transportation infrastructure necessary in order for it to transport or export iron ore products at a commercially viable price, or at all.
In order for Ferrous Resources to achieve its objective of becoming a large-scale iron ore producer and exporter, it will need to ensure it can transport iron ore product to a port at a commercially viable price for onward export by sea. Ferrous Resources currently has short-term access to certain port and rail facilities and is exporting some of its production, but this is not a guarantee that Ferrous Resources will continue to have such access to port and rail on a long-term basis. Ferrous Resources does not currently have long-term port and rail agreements in place and may not be able finalize such agreements to secure transport of its product to export markets at commercially viable costs or at all.
Delays to Ferrous Resources’ ability to secure long-term port or rail agreements at commercially reasonable levels would likely result in delays to Ferrous Resources commencing large-scale export activities. Depending on international iron ore prices, this might have a corresponding adverse impact on revenue generation and cash flow from operating activities. Unforeseen difficulties in securing access to the planned transportation infrastructure owned by third parties could also result in our Mining segment’s operating expenditures being higher than projected.
Our Mining segment's operations are subject to extensive environmental risks inherent to the mining and iron ore processing industry.
Ferrous Resources’ operations are or may become subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products that may occur as a result of its mineral exploration, development and production, including damage to preservation areas, over-development or extraction and accidental spills and leakages. Such potential liabilities include not only the obligation to remedy environmental damage and indemnify affected third parties, but also the imposition of court judgments, administrative penalties and criminal sanctions against Ferrous Resources and its employees and executive officers. Ferrous Resources has also conducted environmental reclamation work in certain of its properties as a result of inherited environmental problems caused by historic mining activities, and is required to conduct ongoing work agreed with Brazilian environmental authorities as a result of its current operations. As Ferrous Resources conducts this reclamation work, or if it is required to complete more extensive work as a result of new or revised regulatory requirements, Ferrous Resources may experience increased costs and limited production at these sites and may be required to complete such reclamation work before it receives any financial returns from its properties. In addition, if Ferrous Resources is unable to fully remedy an environmental problem, it may be required to suspend operations or enter into interim compliance measures pending completion of the required remedy which may result in increased costs and reduced production rates.
During the conduct of its operations, Ferrous Resources is subject to regular inspections and spot checks by various regulators, including the DNPM and environmental regulators, and reporting requirements for a range of issues relating to environmental pollution. Ferrous Resources must also comply with maximum acceptable concentrations, as determined by the Brazilian state authorities, for air quality, water quality, soils and sediments. Any issues identified in such inspections or reporting processes and/or any breach of these requirements could have a material adverse effect on our Mining segment’s business, results of operations, financial condition.
Our Mining segment's mineral resources are based on estimates and it may not be able to convert them into reserves or actual production.
Ferrous Resources’ mineral resources are based on estimates only, and no assurance can be given that the estimated quantities or grades of iron ore will be converted into reserves at the anticipated conversion rates or at all, or that particular levels of recovery and production of iron ore will be realized. Calculation of mineral resource estimates is a subjective process of approximation of underground mineral deposits that cannot be measured in an exact manner, and the accuracy of any resource estimate is a function of the quality of available data and engineering and geological interpretation and judgment. The estimates of Ferrous Resources’ mineral resources have been derived on the basis of assays of drilled samples to which established methods of estimating measured, indicated and inferred mineral resources have been applied. However, there is uncertainty in any mineral resource estimate and subsequent results of actual mining and production operations may lead to revisions of initial estimates or to the realization that the mineral resource estimates do not convert into proven or probable reserves at the expected conversion rates or at all. Moreover, fluctuations in the market price of iron ore, reduced recovery rates or increased production costs due to inflation or other factors may render resources uneconomically viable to extract. The estimated mineral resources should not be interpreted as an assurance of reserves of the commercial viability, potential or profitability of any future operations. If the estimated mineral resources prove inaccurate, this would have a material adverse effect on our Mining segment’s business, operating results, financial condition.
Our Mining segment may face uncertainties relating to the identification of viable ore bodies at future exploration sites.
Ferrous Resources may need to identify, access and develop additional mineral deposits, resources and reserves in order to continue its mining activities beyond what is envisaged in its current business plan upon the depletion of the anticipated mineral resources at its properties. Future exploration programs may fail to result in the development of resources and reserves or in the expansion or replacement of reserves depleted by production. Any mineral exploration program requires locating economically viable ore bodies, identifying appropriate metallurgical processes, obtaining required governmental permits and constructing mining and processing facilities. No assurance can be given that any mineral exploration program that Ferrous Resources may choose to develop will result in the discovery of new resources and reserves or the establishment or continuation of an economically viable mine.
Our Mining segment's ability to construct and implement its projects depends on the provision of important services and equipment by third parties.
Ferrous Resources depends heavily on third-party contractors and consultants for the provision of certain services, such as project management, engineering, construction, process design and planning, as well as third-party providers of mining equipment in order to develop its properties and conduct its operations. Ferrous Resources has entered into, or is in the process of negotiating, arrangements for certain of these services, such as process design and engineering; however, there can be no assurance that Ferrous Resources will be able to secure on a timely manner or on commercially acceptable terms or at all the provision of all the services that it will need to be successful or that the arrangements it does enter into will be sufficient for Ferrous Resources’ future needs or will not be interrupted or cease altogether. In particular, certain of Ferrous Resources’ equipment rental and other service contracts may be terminable at will by the service provider.
In addition, certain of the services required for Ferrous Resources’ operations and strategic developments are or may in the future be available on commercially reasonable terms only from a limited number of providers. In particular, Ferrous Resources may encounter difficulty in securing the services of specialized contractors due to high demand for those services resulting from significant competition from other mining companies operating in the Iron Ore Quadrangle in the State of Minas Gerais, Brazil. Ferrous Resources’ business may be negatively affected by the failure or delay of third parties in supplying these services, by any change to the terms on which these services are made available by third-party providers or by third-party providers failing to provide services that meet Ferrous Resources’ quality requirements.
If Ferrous Resources is forced to change a provider of such services, it may experience additional costs, interruptions to supply continuity or other adverse effects on its business. There also can be no assurance that Ferrous Resources would be able to find adequate replacement services on a timely basis or at all. Should Ferrous Resources be unable to acquire or retain providers of key services on favorable terms, or should there be interruptions to, or inadequacies with, any services provided, this could have a material adverse effect on our Mining segment’s business, results of operations, financial condition.
Our Mining segment's compliance with health and safety laws may require increased capital expenditures, and non-compliance may subject it to significant penalties.
Ferrous Resources is required to comply with a range of health and safety laws and regulations in connection with its business activities. A violation of health and safety laws relating to a mine, or at a processing or other plant, or a failure to comply with the instructions of the relevant health and safety authorities, could lead to, amongst other things, a temporary shutdown of all or a portion of the mine or of a processing or other plant; a loss by Ferrous Resources of its right to mine or operate a processing or other plant, or the imposition of costly compliance measures. If health and safety authorities require Ferrous Resources to shut down all or a portion of a mine or a processing or other plant or to implement costly compliance measures, whether pursuant to existing or new health and safety laws and regulations, or the more stringent enforcement of existing laws and regulations, such measures could have a material adverse effect on our Mining segment’s business, results of operations, financial condition.

Our Mining segment's surface rights, mineral rights or ownership rights to companies holding mineral rights or surface rights, have been and may in the future be challenged by prior owners, bankruptcy trustees and creditors of prior owners, among others, and may give rise to various successor liabilities.
Some of Ferrous Resources’ surface rights and mineral rights which Ferrous Resources has acquired in the past have been the subject of disputes by third parties challenging Ferrous Resources’ or a previous owner’ ownership rights. Companies, surface rights and mineral rights that Ferrous Resources acquires in the future may be or become subject to similar claims. Third parties may have known or unknown valid claims relating to portions of Ferrous Resources’ interests, including prior unregistered liens, agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In particular, Ferrous Resources has acquired, and may acquire, companies, surface rights or mineral rights that are the subject of debt restructuring or bankruptcy proceedings. Under Brazilian law, claims may be brought challenging subsequent transfers of assets or rights that were previously subject to or indirectly involved in debt restructuring or bankruptcy proceedings, or attempting to link the debt restructuring or bankruptcy proceedings and such subsequent transfers.
If historical transfers are successfully challenged or if Ferrous Resources is unsuccessful in defending against easement or adverse possession claims or other unknown successor liabilities, it risks losing its ownership interest in such assets or rights, having its ability to use them impeded or becoming liable for unanticipated liabilities or penalties, each of which could have a material adverse effect on our Mining segment’s business, financial condition, results of operations.
Our Mining segment's business is subject to the risk of operational disruptions, damage to property or injury to persons.
Ferrous Resources’ business operations, like those of other mining companies, are subject to a number of risks and hazards, including industrial and railway accidents, rock falls, environmental hazards, power outages, equipment failures, unusual or unexpected geological conditions, severe weather conditions and other natural phenomena or “acts of God.” Ferrous Resources already engages and intends to continue to engage primarily in open pit mining of its mineral rights areas. In conducting and developing its open pit mining operations, Ferrous Resources must from time to time take certain measures to prepare the mineral rights areas including environmental reclamation, excavation, clearing and pit wall support works. Hazards associated with preparatory mining works and open pit mining include accidents involving the operation of open pit mining and rock transportation equipment, the preparation and ignition of large-scale open pit blasting operations, the collapse of open pit walls and the flooding of open pits. Ferrous Resources’ operations currently require the removal of groundwater during mining, which may give rise to additional hazards including, but not limited to, accidents and flooding.
Ferrous Resources also faces risks with respect to its processing activities. Hazards associated with processing include the risk of accidents caused by operating crushing and concentrating plants and equipment.
Ferrous Resources may experience mine or plant shutdowns or periods of reduced production as a result of any of the above factors. Such factors could also result in material damage to, or the destruction of, mineral properties or production facilities, human exposure to pollution, personal injury or death, environmental and natural resource damage, delays in mining, delays in shipment, monetary losses and possible legal liability, each of which could have a material adverse effect on our Mining segment’s business, results of operations, financial condition.
Our Mining segment may face uninsured costs and liabilities.
Ferrous Resources, as a participant in exploration and mining programs, may become subject to liability for hazards for which it cannot be insured, which could exceed policy limits or against which it may elect not to be insured due to high premium costs. These risks include but are not limited to industrial accidents, railway accidents, rock falls, environmental hazards, power outages, equipment failures, unusual or unexpected geological conditions, severe weather conditions and other natural phenomena or “acts of God.” These events may damage or destroy mining properties, production facilities, transport facilities and equipment, as well as lead to personal injury or death, environmental damage, waste from intermediary products or resources, mining, production or transportation delays and monetary losses or legal liability. There is no assurance that Ferrous Resources will be able to rebuild damaged property in a timely manner or at all.
Ferrous Resources has limited insurance coverage for most of its plant and facilities, for business interruption, for third-party liability in respect of property and for environmental damage arising from accidents on its property or relating to its operations. Ferrous Resources intends to obtain additional comprehensive insurance coverage in the future in relation to its sites to the extent Ferrous Resources believes necessary as Ferrous Resources further develop its mining projects. However, there is no guarantee that Ferrous Resources will be able to secure adequate levels of insurance coverage on economically viable terms or at all. Moreover, there is no assurance that Ferrous Resources will be able to maintain existing levels of insurance in the future at rates it considers to be reasonable. To the extent that Ferrous Resources is unable, or elects not, to obtain full insurance coverage, there is a risk that losses and liabilities arising from such events could significantly increase its costs and have a material adverse effect on our Mining segment’s business, results of operations, financial condition.

Our Mining segment's financial condition may be adversely affected by changes in applicable taxation regimes or in the taxation residence.
The board of directors of Ferrous Resources currently conducts and intends to continue to conduct the affairs of Ferrous Resources in a manner such that it is treated as resident in the Isle of Man for Isle of Man tax purposes. This means, broadly, that Ferrous Resources’ profits, income and gains will be subject to the Isle of Man tax regime. Any dividends paid Ferrous Resources will be regarded as Isle of Man dividends.
It is possible that in the future, whether as a result of a change of law or the practice of any relevant tax authority, or as a result of any change in the management or the conduct of Ferrous Resources’ affairs, it could become, or be treated as having become, resident in a jurisdiction other than the Isle of Man, therefore becoming subject to the tax regime of a jurisdiction other than the Isle of Man. This could materially adversely affect our Mining segment’s operations.
Fluctuations in the global economy may have an adverse effect on the Brazilian economy and our Mining segment's operations.
Brazil’s economy is influenced, to varying degrees, by economic and market conditions in the global economy, both in other emerging markets and in developed countries, and especially other Latin American countries. The reaction of investors to developments in one country may cause the capital markets in other countries to fluctuate. Continuing uncertainty can reduce the confidence of international investors and bring volatility to the markets. Recent economic uncertainty and volatility appears to have impaired parts of the global economy and, indirectly, the growth of emerging markets, including Brazil, which have recently experienced slower growth. Negative effects of the global economy and the Brazilian economy could lead to reduced liquidity, crashes in the credit markets and economic recession or decelerated growth in Brazil, which in turn could negatively affect our Mining segment's business, results of operations, financial condition.
In addition, as Brazil is a major producer and exporter of metal and agricultural products, the Brazilian economy is especially vulnerable to declines in world commodity prices and the imposition of import tariffs by the United States, the European Union or other major export markets, such as China. An increase in import tariffs may decrease demand for products exported by Brazilian companies. Any such developments may have a negative effect on the Brazilian economy and thus on our Mining segment's business, results of operations, financial condition.
All of the operations of our Mining segment are in Brazil or are related to Brazilian assets, and therefore Brazilian economic and political conditions may adversely affect our Mining segment's financial condition and results of operations.
All operations of Ferrous Resources are in Brazil or are related to Brazilian assets. Accordingly, its financial condition, results of operations and prospects are substantially dependent on Brazil’ economy, which in the past has been characterized by frequent and occasionally drastic intervention by the Brazilian government as well as volatile economic cycles. Ferrous Resources’ business, results of operations, financial condition and prospects may be adversely affected by, among others, the following economic, social and political conditions in Brazil:

•	interest rate and currency exchange rate fluctuations;

•	the supply and price of energy;

•	inflation;

•	exchange controls and restrictions (including restrictions on remittance of dividends);

•	monetary policy;

•	tax policy;

•	environmental policy;

•	policies impacting Brazil’ logistical infrastructure;

•	liquidity of domestic capital and lending markets;

•	social and political instability;

•	policies and actions to combat corruption and kickback practices; and

•	other political, diplomatic, social and economic developments in or affecting Brazil.
The Brazilian government frequently intervenes to address various economic, social and political conditions occurring in Brazil and the Brazilian government has often changed monetary, taxation, credit, tariff and other policies to influence the Brazilian economy. For example, the Brazilian government actions to control inflation and stabilize the economy have in the past involved the setting of wage and price controls and fluctuation in the Brazilian Central Bank base interest rates, blocking access to bank accounts, imposing exchange controls and limiting imports into Brazil. Actions taken by the Brazilian government concerning the economy may have significant effects on Brazilian companies, including Ferrous Resources. For example, in the past, the Brazilian government maintained domestic price controls, and Ferrous Resources cannot assure you that price controls will not be re-imposed in the future, which could have a material adverse effect on our Mining segment. Our Mining segment's financial condition and results of operations may also be materially and adversely affected by the following factors and the Brazilian government actions in response to them:

•	interest rate and currency exchange rate fluctuations;

•	the supply and price of energy;

•	inflation;

•	exchange controls and restrictions (including restrictions on remittance of dividends);

•	monetary policy;

•	tax policy;

•	environmental policy;

•	policies impacting Brazil’ logistical infrastructure;

•	liquidity of domestic capital and lending markets;

•	social and political instability;

•	policies and actions to combat corruption and kickback practices; and

•	other political, diplomatic, social and economic developments in or affecting Brazil.
Ferrous Resources has no control over these factors, and cannot predict what policies or actions the Brazilian government may take in the future and whether these policies will negatively affect the economy and our Mining segment's business, financial condition and results of operations.
Uncertainty over whether the Brazilian government will implement changes in policies or regulations affecting these or other factors in the future may contribute to economic uncertainty in Brazil and to heightened volatility of Brazilian companies. Historically, the political situation in Brazil has impacted the performance of the Brazilian economy. Past political crises have affected the confidence of investors and the public, generally resulting in an economic slowdown and volatility of securities offered by Brazilian companies. The current political situation in Brazil is highly uncertain, diminishing expectations for a near term recovery of its economy.
During 2015, the Brazilian Central Bank reduced the growth outlook for 2016. In addition, Standard & Poor and Fitch downgraded Brazil’s long-term debt rating to BB+ during 2015. The downgrades of Brazil's long-term credit rating limit Ferrous Resources’ ability to access funding and increase its borrowing costs, thereby adversely impacting our Mining segment's business, results of operations, financial condition.

Food Packaging
Viskase faces competitors that are better capitalized than it is, and the continuous-flow nature of the casings manufacturing process forces competitors to compete based on price in order to maintain volume, which could adversely affect our Food Packaging operations.
Viskase faces competition in the United States and internationally from competitors that may have substantially greater financial resources than it has. The cellulosic casings industry includes competitors that are larger and better capitalized than Viskase is. Currently, Viskase's primary competitors include Viscofan, S.A., Kalle Nalo GmbH and VT Holding Group, although new competitors could enter the market or competing products could be introduced. The continuous-flow nature of the casings manufacturing process has historically required competitors in its industry to compete based on price in order to maintain volume, which could result in lower pricing. Viskase believes the current and planned cellulosic production capacity in its industry exceeds global demand, and will continue to do so in the near term. Viskase attempts to differentiate its products on the basis of product quality and performance, product development, service, sales and distribution, but Viskase and competitors in its industry have used price as a competitive factor in an attempt to obtain greater volumes. If prices decline, Viskase may not be able to achieve profitability, whereas certain of its competitors who are better capitalized may be positioned to absorb such price declines. Any of these factors could adversely affect our Food Packaging operations.
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
Viskase currently has manufacturing or sales and distribution centers in six foreign countries: Brazil, France, Italy, Mexico, Philippines and Poland. Its international sales and operations may be subject to various political and economic risks, including, but not limited to, possible unfavorable exchange rate fluctuations or hyperinflation; changes in a country's or region's political or economic conditions; governmental regulations, including import and export controls; tariffs; limits on the repatriation of funds; and taxes. Viskase's sales to customers located outside the United States generally are subject to taxes on the repatriation of funds. In addition, international operations in certain parts of the world may be subject to international balance of payments difficulties that may raise the possibility of delay or loss in the collection of accounts receivable from sales to customers in those countries. Historically, net sales to customers located outside the United States represent the majority of Viskase's total net sales.
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
Government regulations and legal challenges may delay the start or completion of our Real Estate segment's development activities, increase its expenses or limit its home building activities, which could have a negative impact on our Real Estate operations.
The approval of numerous governmental authorities must be obtained in connection with our Real Estate segment's development activities, and these governmental authorities often have broad discretion in exercising their approval authority. Our Real Estate segment incurs substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause our Real Estate segment to incur substantial additional costs, or in some cases cause it to determine that the property is not feasible for development. Various local, state and federal statutes, ordinances, rules and regulations concerning building, zoning, sales and similar matters apply to and/or affect the housing industry. Governmental regulation affects construction activities as well as sales activities, mortgage lending activities and other dealings with home buyers. The industry also has experienced an increase in state and local legislation and regulations that limit the availability or use of land. Municipalities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. In addition, our Real Estate segment may be required to apply for additional approvals or modify its existing approvals because of changes in local circumstances or applicable law. If municipalities in which our Real Estate segment operates take actions like these, it could have an adverse effect on Real Estate operations by causing delays, increasing their costs or limiting their ability to operate in those municipalities. Further, our Real Estate segment may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.

Home Fashion
WPH has had a history of sales declines, net losses and negative cash flow from operations. In 2011 WPH generated positive cash flows from operations for the first time since emerging from bankruptcy in 2005 and continued to generate positive cash flows from operations in three of the subsequent four years after 2011. However, WPH can provide no assurance that it will generate income or provide positive cash flows from operations.
WPH has had a history of significant net losses. In addition, our Home Fashion segment did not generate positive cash flows from its operations until 2011 since emerging from bankruptcy in 2005. Our Home Fashion segment generated positive cash flow from operating activities in three of the four years subsequent to 2011 primarily due to changes in working capital. In addition, the sale of a joint venture contributed to the positive cash flows from operating activities in 2013.
We can provide no assurance that our Home Fashion segment will generate income or generate positive cash flows from operating activities. Unless WPH is able to generate positive cash flows from its operations, WPH will require external financing to operate its business.
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
WPH commenced operations in August 2005 concurrent with the acquisition of assets from WestPoint Stevens as part of its bankruptcy reorganization. Certain of the issues that contributed to WestPoint Stevens' filing for bankruptcy, such as intense industry competition, the inability to produce goods at a cost competitive with overseas suppliers, the increasing prevalence of direct sourcing by principal customers and continued incurrence of overhead costs associated with an enterprise larger than the current business can profitably support, continue to exist and may continue to adversely affect our Home Fashion operations.
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
During 2015, WPH had four customers that accounted for approximately 64% of its net sales. The loss of any of WPH's largest accounts, or a material portion of sales to those accounts, could have an adverse effect upon WPH's business, which could be material.
A substantial portion of WPH's sales are derived from licensed designer brands. The loss of a significant license could have an adverse effect on its business.
A substantial portion of WPH's sales is derived from licensed designer brands. Some of the licenses are automatically renewable for additional periods, provided that sales thresholds set forth in the license agreements are met. Under certain circumstances, these licenses can be terminated without WPH's consent due to circumstances beyond WPH's control. The license agreements for these designer brands generally are for a term of two or three years. The loss of a significant license could have an adverse effect upon WPH's business, which effect could be material to its business.
During 2010 and 2011 there was a global shortage of the principal raw materials WPH uses to manufacture its products, particularly cotton and cotton yarn that forced WPH to pay significantly more for those materials. Any similar or future shortages would increase WPH's cost of goods and cause WPH to increase its prices, which could have an adverse effect on WPH's operations, and, to the extent WPH is not able to pass the cost increases to its customers, the margins on WPH products will be decreased.
Any shortage in the raw materials WPH uses to manufacture its products could adversely affect WPH's operations. The principal raw materials that WPH uses in the manufacture of its products are cotton of various grades and staple lengths and polyester and nylon in staple and filament form. During 2010 and 2011, there was a global shortage of cotton and cotton yarn that forced WPH to pay significantly more for those materials. The shortages experienced resulted in the unwillingness of many producers to enter into long-term supply agreements, which resulted in increased price volatility. These shortages further resulted in increased prices for other raw materials, including polyester and nylon. WPH has not historically been able to pass all these cost increases to its customers through increased prices and, when that is the case, the margins on WPH's products have decreased. To the extent WPH increases the prices of its products to take into account any increased costs, WPH's sales may be negatively affected. Any shortage event may also impact the availability of raw materials, thereby adversely impacting the timing and volume of WPH net sales.
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

WPH has a significant percentage of its products that are made overseas. There is no assurance that WPH will be successful in obtaining goods of sufficient quality on a timely basis and on advantageous terms. WPH is subject to additional risks relating to doing business overseas.
WPH has as significant percentage of its products that are made overseas and faces additional risks associated with these efforts. WPH currently has a manufacturing facility that it owns through a subsidiary in Bahrain. WPH also has a sourcing office in China and purchases from manufacturers in many foreign countries. WPH has limited experience in overseas procurement and, accordingly, WPH cannot assure you that it will be successful in obtaining goods of sufficient quality on a timely basis and on advantageous terms.
Recent civil unrest in Bahrain has not affected WPH's operations in that country to date, but we cannot assure you that future events in Bahrain, or the other foreign countries in which WPH has operations, will not have a material adverse effect on WPH's business, foreign assets or the cost or availability of its goods.
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

Holding Company
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
As of December 31, 2015, we had interests aggregating approximately $3.4 billion in the Investment Funds. If the Investment Funds experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Automotive
Federal-Mogul
Federal-Mogul's world headquarters is located in Southfield, Michigan, which is a leased facility. Federal-Mogul's operations include 227 manufacturing facilities, technical centers, distribution and warehouse centers, and sales and administration office facilities worldwide at December 31, 2015. Approximately 49% of the facilities are leased; the majority of which are distribution centers, and sales and administration offices. Federal-Mogul owns the remainder of the facilities.
The facilities range in size from approximately 100 square feet to 700 thousand square feet. Federal-Mogul believes that substantially all of its facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs.
IEH Auto
IEH Auto leases its corporate headquarters located in Kennesaw, Georgia, which is approximately 17,000 square feet. IEH Auto operates 264 store locations and 34 regional warehouse locations throughout the United States. IEH Auto leases all of its facilities with the exception of one store located in Oakwood, Virginia.
Warehouse locations range in size from approximately 20,000 square feet to 150,000 square feet. Store locations range from approximately 2,500 square feet to 40,000 square feet.
Pep Boys (effective February 3, 2016)
Pep Boys owns its five-story, approximately 300,000 square foot corporate headquarters in Philadelphia, Pennsylvania. Pep Boys also owns approximately 4,000 square feet of space in each of Melrose Park, Illinois and Bayamon, Puerto Rico. Pep Boys leases an administrative regional office of approximately 3,500 square feet in Los Angeles, California.

Of the 804 store locations operated by Pep Boys, 224 are owned and 580 are leased.
The following table sets forth certain information regarding the owned and leased warehouse space utilized by Pep Boys to replenish its store locations:

Warehouse Locations	Products Warehoused	Approximate Square Footage	Owned or Leased	Stores Serviced	States Serviced
San Bernardino, CA	All	600,000	Leased	193	AZ, CA, NV, UT, WA
McDonough, GA	All	392,000	Owned	230	AL, FL, GA, LA, NC, PR, SC, TN
Mesquite, TX	All	244,000	Owned	79	AR, CO, LA, MO, NM, OK, TX
Plainfield, IN	All	403,000	Owned	79	IL, IN, KY, MI, MN, OH, PA
Chester, NY	All	402,000	Owned	196	CT, DE, MA, MD, ME, NH, NJ, NY, PA, RI, VA
Philadelphia, PA	Tires	54,000	Leased	61	DE, NJ, PA, VA, MD
Total		2,095,000
Energy
The following table contains certain information regarding CVR's principal properties:

Location	Acres	Own/Lease	Use
Coffeyville, KS	440	Own	CVR Refining: oil refinery and office buildings CVR Partners: fertilizer plant
Wynnewood, OK	400	Own	Oil refinery, office buildings, refined oil storage
Montgomery County, KS (Coffeyville Station)	20	Own	Crude oil storage
Montgomery County, KS (Broome Station)	20	Own	Crude oil storage
Cowley County, KS (Hooser Station)	80	Own	Crude oil storage
Cushing, OK	138	Own	Crude oil storage
CVR also leases property for its executive office located at 2277 Plaza Drive in Sugar Land, Texas. Additionally, other corporate office space is leased in Kansas City, Kansas.
As of December 31, 2015, CVR's petroleum business owned crude oil storage capacity of approximately (i) 1.5 million barrels that supported the gathering system and the Coffeyville refinery, (ii) 0.9 million barrels at the Wynnewood refinery and (iii) 1.5 million barrels in Cushing, Oklahoma. The petroleum business leased additional crude oil storage capacity of approximately (iv) 2.8 million barrels in Cushing, (v) 0.2 million barrels in Duncan, Oklahoma and (vi) 0.1 million barrels at the Wynnewood refinery. In addition to crude oil storage, the petroleum business owned over 4.5 million barrels of combined refined products and feedstocks storage capacity.
Metals
PSC Metals is headquartered in Mayfield Heights, Ohio, with additional corporate administrative offices located at its facility in Nashville, Tennessee. As of December 31, 2015, PSC Metals operated 32 recycling yards, four secondary plate storage and distribution centers, two secondary pipe storage and distribution center, and one auto parts recycling warehouse.  PSC Metals' facilities are strategically located in high-volume scrap metal markets throughout the Midwestern and Southeastern United States, placing PSC Metals in proximity to both suppliers and consumers of scrap metals.  PSC Metals owns one recycling yard in Arkansas, two in Georgia, one in Illinois, five in Missouri, nine in Ohio, two in Pennsylvania, and six in Tennessee.   PSC Metals leases two recycling yards in Missouri, three in Ohio, and one in Tennessee, and is a service provider at a location in Pennsylvania.  PSC Metals owns plate storage facilities in Indiana and Michigan, and also leases a plate storage facility in Indiana. PSC Metals leases one auto recycling warehouse in Ohio.   PSC Metals owns secondary steel pipe products storage centers in Ontario, Canada and Kentucky.
PSC Metals' corporate headquarters is leased, as is an administrative office located in Stoney Creek, Ontario, Canada.
Railcar
ARI's and ARL's headquarters are located in St. Charles, Missouri. ARI and ARL lease their facilities pursuant to lease agreements that expire December 31, 2021. ARI owns manufacturing facilities in Paragould Arkansas; Marmaduke, Arkansas; Jackson, Missouri; Kennett, Missouri; Longview, Texas; and leases one manufacturing facility in St. Charles, Missouri. As of

December 31, 2015, ARI operates seven railcar services facilities and thirteen mobile repair and mini repair shop facilities where it provides railcar repair and field services. Five of the railcar services facilities are owned and the remaining two are leased.
In addition to the corporate headquarters, ARL maintains four regional sales offices located through the United States and Canada, all of which are leased.
Gaming
Tropicana's corporate headquarters is located in Las Vegas, Nevada, which is leased office space. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight properties operated by Tropicana feature approximately 392,000 square feet of gaming space and 5,500 hotel rooms. The eight casino facilities Tropicana currently operates include two casinos in Nevada and one in each of Missouri, Mississippi, Indiana, Louisiana, New Jersey and Aruba.
Mining
Ferrous Resources’ corporate headquarters is located in Belo Horizonte, Brazil, which is a leased office space. Since its formation, Ferrous Resources has acquired six iron mineral resource properties in Brazil: Viga, Esperança (Emesa), Serrinha, Santanense, Viga Norte and Jacuípe. All six iron mineral resource properties are located in the Brazilian states of Minas Gerais and Bahia.
Food Packaging
Viskase's headquarters is located in Darien, Illinois. In addition, Viskase operates nine manufacturing facilities, six distribution centers and three service centers throughout North America, Europe, South America and Asia.
Real Estate
Our Real Estate segment is headquartered in New York, New York. As of December 31, 2015, our Real Estate segment owned 15 retail, office and industrial properties, the majority of which are net leased to single corporate tenants. These primarily consist of fee and leasehold interests in 12 states. In terms of square footage, approximately 80% of these properties are net-leased, 10% are operating properties and 10% are vacant as of December 31, 2015.
Our Real Estate segment's residential development properties consist of its New Seabury Club in Cape Cod, Massachusetts and the waterfront communities of Grand Harbor in Vero Beach, Florida. These communities include properties in various stages of development. Our Real Estate segment also owns 400 acres of developable land adjacent to Grand Harbor.
At its New Seabury Club, our Real Estate segment operates a golf club, with two championship golf courses, the Popponesset Inn, a private beach club, a fitness center and a tennis facility. Our Real Estate segment also owns two golf courses, a tennis complex, fitness center, beach club and clubhouses located adjacent to the Intercoastal Waterway in Vero Beach, Florida.
In addition, our Real Estate segment owns an unfinished development property and a partially developed casino, located on approximately 23 acres in Las Vegas, Nevada, which is located in other assets in the consolidated balance sheets as held for sale as of December 31, 2015.
Home Fashion
WPH is headquartered in New York, New York. WPH owns and operates a manufacturing and distribution facility in Chipley, Florida.  Through its wholly owned subsidiaries WPH owns and operates a manufacturing facility in Bahrain.   WPH owns office and store space in Valley, Alabama and Lumberton, North Carolina where it operates two outlet stores, and leases store space for stores in Chipley and Pensacola, Florida, Boaz, Alabama, Savannah, Dalton and Lake Park, Georgia and leases various additional office space
Investment and Holding Company
Icahn Capital LP, Icahn Enterprises and Icahn Enterprises Holdings are headquartered in New York, New York.

Item 3. Legal Proceedings.
We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business. We also incorporate by reference into this Part I, Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in Note 17, "Commitments and Contingencies," to the consolidated financial statements as set forth in Part II, Item 8 of this Report.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.
Market Information
Icahn Enterprises' depositary units are traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol “IEP.” The range of high and low sales prices for the depositary units on the NASDAQ Composite Tape for each quarter during 2015 and 2014 are as follows:

2015	High	Low
First Quarter	$100.83	$88.05
Second Quarter	93.12	86.05
Third Quarter	86.72	65.96
Fourth Quarter	80.92	61.30

2014	High	Low
First Quarter	$117.80	$99.94
Second Quarter	104.06	90.76
Third Quarter	113.44	99.58
Fourth Quarter	107.93	90.77
Holders of Record
As of December 31, 2015, there were approximately 2,340 record holders of Icahn Enterprises' depositary units including multiple beneficial holders at depositories, banks and brokers listed as a single record holder in the street name of each respective depository, bank or broker.
There were no repurchases of Icahn Enterprises' depositary units during 2015 or 2014.
Distributions
On March 3, 2014, the board of directors of our general partner announced an increase in our annualized distribution from $5.00 per depositary unit to $6.00 per depositary unit.
On February 23, 2016, the board of directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about April 12, 2016 to depositary unitholders of record at the close of business on March 7, 2016. Depositary unitholders will have until March, 31 2016 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending April 7, 2016. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
During each of 2015 and 2014, we declared four quarterly distributions aggregating $6.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash.
During 2015 and 2014, Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 89.0% of Icahn Enterprises' outstanding depositary units as of December 31, 2015. Mr. Icahn and his affiliates have indicated that it is their present intention to elect to continue to receive the increase in Icahn Enterprises’ cash distribution in additional depositary units for the foreseeable future.
The declaration and payment of distributions is reviewed quarterly by Icahn Enterprises GP's board of directors based upon a review of our balance sheet and cash flow, the ratio of current assets to current liabilities, our expected capital and liquidity requirements, the provisions of our partnership agreement and provisions in our financing arrangements governing distributions, and keeping in mind that limited partners subject to U.S. federal income tax have recognized income on our earnings even if they do not receive distributions that could be used to satisfy any resulting tax obligations. The payment of future distributions will be determined by the board of directors quarterly, based upon the factors described above and other factors that it deems relevant at the time that declaration of a distribution is considered. Payments of distributions are subject to certain restrictions, including certain restrictions on our subsidiaries which limit their ability to distribute dividends to us. There can be no assurance as to whether or in what amounts any future distributions might be paid.
As of February 29, 2016, there were 131,481,059 depositary units outstanding. Each depositary unitholder will be taxed on the unitholder's allocable share of Icahn Enterprises' taxable income.

Item 6. Selected Financial Data.
The following tables contain our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K for the year ended December 31, 2015 (this "Report"). The selected financial data as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this Report. The historical selected financial data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 have been derived from our audited consolidated financial statements at those dates and for those periods, not contained in this Report, as adjusted retrospectively for our acquisition of a controlling interest in ARL (as defined elsewhere in this Report), which was accounted for as an entity under common control and reported in our consolidated results on an as-if-pooling basis.
In 2012, we acquired a controlling interest in CVR Energy Inc., which has been consolidated as of May 4, 2012. This significant business acquisition affects the comparability of our selected financial data presented below.

	Icahn Enterprises					Icahn Enterprises Holdings
	Year Ended December 31,					Year Ended December 31,
	2015	2014	2013	2012	2011	2015	2014	2013	2012	2011
	(in millions, except per unit data)					(in millions)
Statement of Operations Data:
Net sales	$14,604	$18,072	$17,785	$14,574	$9,127	$14,604	$18,072	$17,785	$14,574	$9,127
Other revenues from operations	1,386	1,250	988	951	933	1,386	1,250	988	951	933
Net (loss) gain from investment activities	(987)	(564)	1,694	343	1,905	(987)	(564)	1,694	343	1,905

Net (loss) income	(2,127)	(529)	2,444	762	1,800	(2,126)	(528)	2,444	763	1,801
Less: Net loss (income) attributable to non-controlling interests	933	156	(1,419)	(366)	(1,050)	933	156	(1,419)	(366)	(1,050)
Net (loss) income attributable to Icahn Enterprises/Icahn Enterprises Holdings	$(1,194)	$(373)	$1,025	$396	$750	$(1,193)	$(372)	$1,025	$397	$751

Net (loss) income attributable to Icahn Enterprises/Icahn Enterprises Holdings allocable to:
Limited partners	$(1,170)	$(366)	$1,005	$379	$735	$(1,181)	$(368)	$1,015	$384	$743
General partner	(24)	(7)	20	17	15	(12)	(4)	10	13	8
	$(1,194)	$(373)	$1,025	$396	$750	$(1,193)	$(372)	$1,025	$397	$751

Basic (loss) income per LP unit	$(9.29)	$(3.08)	$9.14	$3.72	$8.35
Basic weighted average LP units outstanding	126	119	110	102	88

Diluted (loss) income per LP unit	$(9.29)	$(3.08)	$9.07	$3.72	$8.15
Diluted weighted average LP units outstanding	126	119	111	102	93

	Icahn Enterprises					Icahn Enterprises Holdings
	Year Ended December 31,					Year Ended December 31,
	2015	2014	2013	2012	2011	2015	2014	2013	2012	2011
	(in millions, except per unit data)					(in millions)
Other Financial Data:
EBITDA attributable to Icahn Enterprises/Icahn Enterprises Holdings(1)	$197	$705	$1,804	$1,158	$1,459	$197	$705	$1,804	$1,158	$1,459
Adjusted EBITDA attributable to Icahn Enterprises/Icahn Enterprises Holdings(1)	929	1,018	1,899	1,546	1,541	929	1,018	1,899	1,546	1,541
Cash distributions declared per LP unit	6.00	6.00	4.50	0.40	0.55

	Icahn Enterprises					Icahn Enterprises Holdings
	December 31,					December 31,
	2015	2014	2013	2012	2011	2015	2014	2013	2012	2011
	(in millions)					(in millions)
Balance Sheet Data:
Cash and cash equivalents	$2,078	$2,908	$3,257	$3,102	$2,328	$2,078	$2,908	$3,257	$3,102	$2,328
Investments	15,351	14,480	12,261	5,491	8,938	15,351	14,480	12,261	5,491	8,938
Property, plant and equipment, net	9,535	8,812	7,934	7,518	4,514	9,535	8,812	7,934	7,518	4,514
Total assets	36,442	35,790	31,745	25,932	24,368	36,466	35,813	31,761	25,946	24,379
Deferred tax liability	1,197	1,255	1,394	1,335	556	1,197	1,255	1,394	1,335	556
Due to brokers	7,317	5,197	2,203	—	—	7,317	5,197	2,203	—	—
Post-employment benefit liability	1,224	1,391	1,111	1,488	1,340	1,224	1,391	1,111	1,488	1,340
Debt	12,633	11,588	9,295	9,873	7,831	12,633	11,588	9,289	9,865	7,821
Equity attributable to Icahn Enterprises/Icahn Enterprises Holdings	3,987	5,443	6,092	4,669	3,755	4,011	5,466	6,114	4,691	3,776
(1)EBITDA represents earnings before interest expense, net, income tax (benefit) expense and depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding the effects of impairment, restructuring costs, certain pension plan expenses, OPEB curtailment gains, divestitures, losses on extinguishment of debt, FIFO impacts, major scheduled turnaround expense, unrealized gains/losses on certain derivative contracts, certain share-based compensation expenses related to a certain proxy matter, and certain other charges. We present EBITDA and Adjusted EBITDA on a consolidated basis, net of the effect of non-controlling interests. We conduct substantially all of our operations through subsidiaries. The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us for payment of our indebtedness, payment of distributions on our depositary units or otherwise, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries currently may be subject or into which they may enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us.

We believe that providing EBITDA and Adjusted EBITDA to investors has economic substance as these measures provide important supplemental information of our performance to investors and permits investors and management to evaluate the core operating performance of our business. Additionally, we believe this information is frequently used by securities analysts, investors and other interested parties in the evaluation of companies that have issued debt. Management uses, and believes that investors benefit from referring to these non-GAAP financial measures in assessing our operating results, as well as in planning, forecasting and analyzing future periods. Adjusting earnings for these charges allows investors to evaluate our performance from period to period, as well as our peers, without the effects of certain items that may vary depending on accounting methods and the book value of assets. Additionally, EBITDA and Adjusted EBITDA present meaningful measures of corporate performance exclusive of our capital structure and the method by which assets were acquired and financed.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under generally accepted accounting principles in the United States, or U.S. GAAP. For example, EBITDA and Adjusted EBITDA:
•do not reflect our cash expenditures, or future requirements for capital expenditures, or contractual commitments;
•do not reflect changes in, or cash requirements for, our working capital needs; and
•do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt.

Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized often will have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Other companies in the industries in which we operate may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. In addition, EBITDA and Adjusted EBITDA do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.

EBITDA and Adjusted EBITDA are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with U.S. GAAP or as alternatives to cash flow from operating activities as a measure of our liquidity. Given these limitations, we rely primarily on our U.S. GAAP results and use EBITDA and Adjusted EBITDA only as a supplemental measure of our financial performance. The following table reconciles, on a basis attributable to Icahn Enterprises/Icahn Enterprises Holdings, net income attributable to Icahn Enterprises/Icahn Enterprises Holdings, to EBITDA and EBITDA to Adjusted EBITDA for the periods indicated.

	Icahn Enterprises					Icahn Enterprises Holdings
	Year Ended December 31,					Year Ended December 31,
	2015	2014	2013	2012	2011	2015	2014	2013	2012	2011
	(in millions)					(in millions)
Attributable to Icahn Enterprises/Icahn Enterprises Holdings:
Net (loss) income	$(1,194)	$(373)	$1,025	$396	$750	$(1,193)	$(372)	$1,025	$397	$751
Interest expense, net	762	614	464	456	373	761	613	464	455	372
Income tax expense (benefit)	14	(109)	(170)	(128)	27	14	(109)	(170)	(128)	27
Depreciation, depletion and amortization	615	573	485	434	309	615	573	485	434	309
EBITDA attributable to Icahn Enterprises/Icahn Enterprises Holdings	$197	$705	$1,804	$1,158	$1,459	$197	$705	$1,804	$1,158	$1,459
Impairment	$544	$72	$14	$106	$58	$544	$72	$14	$106	$58
Restructuring	80	67	41	25	9	80	67	41	25	9
Non-service cost of U.S. based pension	1	(6)	4	29	18	1	(6)	4	29	18
FIFO impact (favorable) unfavorable	35	94	(15)	58	—	35	94	(15)	58	—
Unrealized (gain)/loss on certain derivatives	2	(41)	(43)	57	—	2	(41)	(43)	57	—
OPEB curtailment gains	—	—	(15)	(40)	(1)	—	—	(15)	(40)	(1)
Major scheduled turnaround expense	62	5	—	88	—	62	5	—	88	—
Certain share-based compensation expense	11	8	20	27	1	11	8	20	27	1
Losses on divestitures	—	—	46	—	—	—	—	46	—	—
Net loss on extinguishment of debt	1	152	—	7	—	1	152	—	7	—
Other	(4)	(38)	43	31	(3)	(4)	(38)	43	31	(3)
Adjusted EBITDA attributable to Icahn Enterprises/Icahn Enterprises Holdings	$929	$1,018	$1,899	$1,546	$1,541	$929	$1,018	$1,899	$1,546	$1,541

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K for the year ended December 31, 2015 (this "Report").
Overview
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," to the consolidated financial statements, and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 117,033,818, or approximately 89.0%, of Icahn Enterprises' outstanding depositary units as of December 31, 2015.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Mining, Food Packaging, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with the Holding Company.
On February 28, 2016, Icahn Enterprises issued a proposal to the board of directors of Federal-Mogul to purchase the shares of Federal-Mogul common stock not owned by us in a merger transaction pursuant to which Federal-Mogul shareholders would receive $7.00 per share in cash for their Federal-Mogul shares.

Results of Operations
Consolidated Financial Results
Overview
Our operating businesses are managed on a decentralized basis. Due to the structure of our business, we discuss the results of operations below by individual reportable segments. Refer to Note 3, “Operating Units,” to the consolidated financial statements for a description of each of our reporting segments and Note 13, "Segment and Geographic Reporting," for a reconciliation of each of our reporting segment's results of operations to our consolidated results.
The following table summarizes total revenues, net (loss) income and net (loss) income attributable to Icahn Enterprises for each of our reporting segments and our Holding Company for the years ended December 31, 2015, 2014 and 2013.

	Revenues			Net (Loss) Income			Net (Loss) Income Attributable to Icahn Enterprises
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(in millions)
Investment	$(865)	$(218)	$2,031	$(1,665)	$(684)	$1,902	$(760)	$(305)	$812
Automotive	7,853	7,324	6,876	(352)	(90)	263	(299)	(87)	250
Energy	5,442	9,292	9,063	7	168	479	25	95	289
Metals	365	711	929	(51)	(25)	(28)	(51)	(25)	(28)
Railcar	948	809	744	213	188	139	137	122	30
Gaming	811	849	571	38	269	19	26	185	13
Mining(1)	28	—	—	(195)	—	—	(150)	—	—
Food Packaging	337	346	346	(3)	9	43	(3)	6	32
Real Estate	131	101	85	61	22	17	61	22	17
Home Fashion	194	181	187	(4)	2	(16)	(4)	2	(16)
Holding Company	28	(238)	(150)	(176)	(388)	(374)	(176)	(388)	(374)
	$15,272	$19,157	$20,682	$(2,127)	$(529)	$2,444	$(1,194)	$(373)	$1,025

(1)	We consolidated Ferrous Resources effective June 1, 2015.

Icahn Enterprises Holdings
Due to the structure of our business, the consolidated results of operations for Icahn Enterprises and Icahn Enterprises Holdings are substantially the same. Differences primarily relate to non-cash portions of interest expense, and are only reflected in the results of operations for our Holding Company. The following table summarizes total revenues, net (loss) income and net (loss) income attributable to Icahn Enterprises Holdings for our Holding Company and the consolidated totals with respect to Icahn Enterprises Holdings for the years ended December 31, 2015, 2014 and 2013.

	Revenues			Net (Loss) Income			Net (Loss) Income Attributable to Icahn Enterprises Holdings
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(in millions)
Holding Company	$28	$(238)	$(150)	$(175)	$(387)	$(374)	$(175)	$(387)	$(374)
Consolidated	$15,272	$19,157	$20,682	$(2,126)	$(528)	$2,444	$(1,193)	$(372)	$1,025

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
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. As of December 31, 2015 and 2014, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $4.1 billion and $4.8 billion, respectively.
Our Interests in the Investment Funds
As of December 31, 2015 and 2014, we had investments with a fair market value of approximately $3.4 billion and $4.3 billion, respectively, in the Investment Funds.
Our share of the Investment Funds' net (losses) profits through our interests in the Investment Funds was $(760) million, $(305) million, and $812 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Returns
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These returns represent a weighted-average composite of the average returns, net of expenses for the Investment Funds.

	Returns
	Year Ended December 31,
	2015	2014	2013
Investment Funds	-18.0%	-7.4%	30.8%
Performance Attribution
The following table sets forth the performance attribution for the Investment Funds for the comparative periods presented.

	Performance Attribution
	Year Ended December 31,
	2015	2014	2013
Long positions	-18.1%	11.4%	65.3%
Short positions	0.8%	-18.7%	-30.3%
Other	-0.7%	-0.1%	-4.2%
	-18.0%	-7.4%	30.8%
The Investment Funds' aggregate return was -18.0% for 2015, due to losses in their long equity exposure, primarily in a few of their largest core holdings including energy. These losses were partially offset by gains in long equity positions in a few of their largest core holdings as well as gains in their short positions, including broad market hedges.
The Investment Funds' aggregate return was -7.4% for 2014, due to losses in their short equity exposure, primarily through broad market hedges, as well as other losses in long equity positions including energy.  These losses were partially offset by gains in long equity positions in a few of their largest core holdings.
The Investment Funds' aggregate return was 30.8% for 2013 primarily due to gains in their long exposure, primarily in a few of the largest core holdings. These gains were partially offset by losses in their short equity exposure, including broad market hedges as equity markets rallied in 2013.
Since inception in November 2004, the Investment Funds' gross return is 171.1%, representing an annualized rate of return of 9.3% through December 31, 2015.

Automotive

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net sales	$7,789	$7,317	$6,905
Cost of goods sold	6,577	6,260	5,885
Gross margin	$1,212	$1,057	$1,020
We conduct our Automotive segment through our majority ownership in Federal-Mogul Holdings Corporation ("Federal-Mogul") and through our wholly owned subsidiary, IEH Auto Parts Holding LLC ("IEH Auto"), which acquired substantially all of the auto parts assets in the United States of Uni-Select, Inc. through an acquisition that was consummated during the second quarter of 2015.  See Note 3, "Operating Units - Automotive," to the consolidated financial statements for further discussion of this acquisition. Intercompany transactions between Federal-Mogul and IEH Auto have been eliminated in consolidation and the discussion below is net of eliminations.
On February 3, 2016, pursuant to a tender offer, Icahn Enterprises acquired a majority of the outstanding shares of Pep Boys - Manny, Moe & Jack ("Pep Boys"), a leading aftermarket provider of automotive service, tires, parts and accessories across the United States and Puerto Rico. On February 4, 2016, Icahn Enterprises completed the acquisition of the remaining outstanding shares of Pep Boys and our wholly owned subsidiary, IEP Parts Acquisition LLC, merged with and into Pep Boys, with Pep Boys surviving the merger as a wholly owned subsidiary of Icahn Enterprises Holdings. The total value for the acquisition of Pep Boys was approximately $1.2 billion, including the fair value of our equity interest in Pep-Boys just prior to our acquisition of a controlling interest. Pep Boys' operations will comprise a portion of our Automotive segment and will be operated independently of Federal-Mogul and IEH Auto.
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
Federal-Mogul operates with two end-customer focused businesses. The Powertrain business focuses on original equipment products for automotive, heavy duty and industrial applications. Powertrain operates manufacturing facilities in 19 countries and derived 35% of its 2015 OE sales in North America, 46% in Europe, the Middle-East and Africa ("EMEA"), and 19% in the rest of the world ("ROW"). The Motorparts business sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers, and other vehicle components. Motorparts operates manufacturing sites in 15 countries and distribution centers and warehouses in 14 countries. Motorparts derived 56% of its sales through North America, 37% in EMEA, and 7% in ROW.
Federal-Mogul's Annual Report on Form 10-K contains a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul's filings with the SEC are available on the SEC's website at www.sec.gov.
IEH Auto is a leading automotive parts distributor for domestic and imported vehicles and has 34 distribution centers and satellite locations and 264 corporate-owned parts stores in the United States and supports a network of more than 2,000 independent parts stores. Through its locations, IEH Auto sells predominantly to commercial aftermarket customers in the do-it-for-me market as well as retail and do-it-yourself customers. IEH Auto operates independently of Federal-Mogul.
Major Influences Impacting Results of Operations
Our Automotive segment is affected by the following trends and market conditions:
Global Vehicle Production Levels
Global vehicle production increased by 1.3% in 2015. European vehicle production rose 4.1% from 2014 levels. North American vehicle production increased 3.6%, with positive growth in Mexico and the United States. Vehicle production in the Asia-Pacific region increased just under 1% in 2015, reaching another record high.  Among the major regions, only South America posted a decline in 2015, down 19.3%.
Global Vehicle Sales Levels
Global vehicle sales increased by 1.8% in 2015. European vehicle sales rose 3.5% from 2014 levels. North American vehicles sales increased 6.3%, with positive growth in Canada, Mexico and the United States. Vehicle sales in the Asia-Pacific region increased 1.5% in 2015, reaching another record high. Among the major regions, only South America posted a decline in 2015 which was down 21.1%.
Part Replacement Trends
The strength of the aftermarket business is influenced by several key drivers. These include the vehicle population (or "parc"), average vehicle age, fuel prices and vehicle distance traveled. The vehicle parc is estimated to have expanded in most major markets, including the United States, Japan, China, and Germany.  Average vehicle ages also increased, despite growth in new vehicle sales, in most regions.
Recent Decline In Oil Prices
The recent decline in oil prices results in lower fuel prices for consumers. Lower fuel prices provide consumers with more discretionary income for vehicle repairs and tends to encourage more driving miles, which in turn accelerates wear on vehicle components, accelerating the need for replacements. Low fuel prices also encourage more vehicle sales, which increases demand for parts from OEMs.
Foreign currencies
Given the global nature of our operations, we are subject to fluctuations in foreign exchanges rates. During 2015, foreign currency fluctuations had a considerable effect on our reported earnings in U.S. dollars compared to 2014.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Consolidated net sales increased for the year ended December 31, 2015 compared to the prior year by $472 million (6%) (net of certain intercompany activity), of which $396 million is attributable to the acquisition of IEH Auto during 2015 and $76 million is attributable to Federal-Mogul.
Federal-Mogul's net sales were negatively impacted by the strengthening of the U.S. dollar against several global currencies which resulted in an unfavorable foreign currency impact of $642 million. Excluding the impact of foreign currency, Federal-Mogul's sales volumes increased by $718 million. This sales growth is comprised of an increase in the Powertrain business' external sales of $427 million, reflecting the inclusion of the acquisition of certain engine components business of TRW Automotive Holdings Corp.'s ("TRW") as well as an increase in volume for the quarter. External sales in the Motorparts business increased by $291 million (net of intercompany eliminations), driven primarily by the acquisitions of Affinia Group Inc. ("Affinia") and Honeywell International Inc.'s ("Honeywell") brake component business.
The Powertrain business generated approximately 63% of its sales outside of the United States and the resulting currency movements decreased sales by $407 million. On a constant dollar basis, Powertrain external sales increased 12% compared to the same period in 2014. The increase in Powertrain’s sales reflects the inclusion of the acquisition of certain assets of the TRW engine components business, as well as increases in volume which, together, increased sales by $427 million. This figure includes the impact of customer price decreases of $28 million. Including the impact of sales from acquisitions, the Powertrain business' sales in North America, EMEA and ROW grew by 3.3%, 6.3% and 1%, respectively.
Excluding the unfavorable currency impact of $235 million, Motorparts' external sales increased by $291 million (net of intercompany eliminations). This increase was primarily due to additional sales related to the Honeywell braking and Affinia chassis component acquisitions. Including the impact of sales from acquisitions, the Motorparts business' sales in North America, EMEA and ROW grew by 1.4%, 4.8% and 1.6%, respectively.
The IEH Auto acquisition contributed $396 million in net sales for the period June 1, 2015 through December 31, 2015. IEH Auto is a service organization engaged in the distribution of automotive aftermarket parts. Through its locations, IEH Auto sells predominantly to commercial aftermarket customers in the "do-it-for-me" market as well as "do-it-yourself" customers.
Cost of goods sold for the year ended December 31, 2015 increased by $317 million (5%) as compared to the prior year (net of certain intercompany activity). The increase attributable to Federal-Mogul was primarily due to an increase in sales volumes in both the Powertrain and Motorparts businesses, reflecting an inclusion of the acquisitions of the TRW engine component business, the Affinia chasis business as well as the Honeywell brake component business. In addition, cost of goods sold increased due to the IEH Auto acquisition.
Gross margin for the year ended December 31, 2015 increased by $155 million (15%) compared to the prior year (net of certain intercompany activity). Gross margin was 16% and 14% of net sales for the years ended December 31, 2015 and 2014, respectively. The improvement in gross margin percentage over the respective periods was primarily attributable to the acquisition of IEH Auto during 2015 whose product sales margins are higher than those of Federal-Mogul's.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Consolidated net sales increased for the year ended December 31, 2014 by $412 million (6%) as compared to the corresponding prior year period. Excluding dispositions of $119 million and unfavorable foreign currency impacts of $51 million, sales organically increased by $582 million or 9% on a constant dollar basis. This increase is driven by sales growth in the Powertrain business of $301 million (8%) and an increase in sales in the Motorparts business of $281 million (10%), driven by the Affinia chassis and the Honeywell brake component business acquisitions.
The Powertrain business' sales increase of $301 million is driven by an increase in sales volumes of $330 million, offset by customer price reductions of $29 million. This increase is attributable to higher sales volumes and market share gains across all regions of the world. Including the impact of sales from acquisitions, the Powertrain business' sales in North America, EMEA and ROW grew by 3.0%, 3.0% and 1.9%, respectively.
Net sales in the Motorparts business increased by $281 million primarily due to the Affinia chassis and the Honeywell brake component acquisitions. Including the impact of sales from acquisitions, the Motorparts business' sales in North America, EMEA and ROW grew by 3.0%, 5.0% and 1.1%, respectively.
Cost of goods sold for the year ended December 31, 2014 increased by $375 million (6%) as compared to the corresponding prior year period. The increase in cost of goods sold was primarily due to acquisitions.
Gross margin for the year ended December 31, 2014 increased by $37 million (4%) as compared to the corresponding prior year period. Gross margin was 14% and 15% of net sales for the years ended December 31, 2014 and 2013, respectively. The decrease in the gross margin percentage over the respective periods was primarily due to costs incurred related to Motorparts business strategic initiatives as well as unfavorable foreign currency impact.

Energy

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net Sales:
Petroleum	$5,162	$8,829	$8,683
Fertilizer	289	299	324
Eliminations	(18)	(19)	(21)
	$5,433	$9,109	$8,986
Cost of Goods Sold:
Petroleum	$4,755	$8,584	$8,034
Fertilizer	212	209	191
Eliminations	(18)	(19)	(21)
	$4,949	$8,774	$8,204
Gross Margin:
Petroleum	$407	$245	$649
Fertilizer	77	90	133
Eliminations	—	—	—
	$484	$335	$782

The following table provides a reconciliation of our Energy segment's petroleum business' gross margin to refining margin and refining margin adjusted for FIFO impacts for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in millions, except barrels metrics)
Net sales	$5,162	$8,829	$8,683
Cost of goods sold	4,755	8,584	8,034
Gross margin	407	245	649
Add back:
Direct operating expenses	376	409	362
Major scheduled turnaround expenses	102	7	—
Flood insurance recovery	(27)	—	—
Depreciation and amortization	160	155	146
Refining margin	1,018	816	1,157
FIFO impacts (favorable) unfavorable	60	161	(21)
Refining margin adjusted for FIFO impacts	$1,078	$977	$1,136

Gross margin per crude oil throughput barrel	$5.78	$3.42	$9.48
Refining margin per crude oil throughput barrel	14.45	11.38	16.90
Refining margin per crude oil throughput barrel adjusted for FIFO impacts	15.31	13.62	16.59

Total crude oil throughput (barrels per day)	193,077	196,545	187,568

As of December 31, 2015, we owned 82.0% of the total outstanding common stock of CVR. In addition, as of December 31, 2015, Icahn Enterprises and Icahn Enterprises Holdings directly owned approximately 4.0% of the total outstanding common stock of CVR Refining.
CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia. As of December 31, 2015, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 66% of the outstanding common units of CVR Refining and 53% of the outstanding common units of CVR Partners. Subsequent to the completion of the pending mergers as discussed below, it is estimated that CVR will hold approximately 34% of the outstanding common units of CVR Partners and 100% of the general partner interest.
CVR's Annual Report on Form 10-K contains a detailed description of its business, products, industry, operating strategy and associated risks. CVR's filings with the SEC are available on the SEC's website at www.sec.gov.
Pending Mergers
As further discussed in Note 3, "Operating Units - Energy," on August 9, 2015, CVR Partners entered into an Agreement and Plan of Merger with Rentech Nitrogen Partners, L.P. ("Rentech Nitrogen") and Rentech Nitrogen GP, LLC ("Rentech Nitrogen GP"), pursuant to which CVR Partners would acquire Rentech Nitrogen and Rentech Nitrogen GP by merging two newly-created direct wholly owned subsidiaries of CVR Partners with and into those entities with Rentech Nitrogen and Rentech Nitrogen GP continuing as surviving entities and wholly owned subsidiaries of CVR Partners (together, the "CVR Partners Mergers"). In accordance with US GAAP, our Energy segment anticipates accounting for the CVR Partners Mergers as an acquisition of a business with CVR Partners as the acquirer. The completion of the CVR Partners Mergers is subject to satisfaction or waiver of certain closing conditions.
Major Influences on Results of Operations
The earnings and cash flows of our Energy segment's petroleum business are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond its control, including the supply of and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because the petroleum business applies first-in, first-out ("FIFO") accounting to value its inventory, crude oil price movements may impact net income in the short term because of changes in the value of its unhedged on-hand inventory. The effect of changes in crude oil prices on our results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.
The prices of crude oil and other feedstocks and refined product prices are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard ("RFS") of the United States Environmental Protection Agency ("EPA"), which requires it to either blend "renewable fuels" with its transportation fuels or purchase renewable fuel credits, known as renewable identification numbers ("RINs"), in lieu of blending.
The cost of RINs for the years ended December 31, 2015, 2014 and 2013 was approximately $124 million, $127 million and $181 million, respectively. The price of RINs has been extremely volatile and has increased over the last year. The future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to the other variable factors, the petroleum business estimates that the total cost of RINs will be approximately $140 million to $190 million for the year ending December 31, 2016.
Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of goods sold (exclusive of depreciation and amortization, direct operating expenses and fair value inventory adjustments) and refining margin per crude oil throughput barrel adjusted for FIFO impact is a measurement calculated as the difference between net sales and cost of goods sold (exclusive of depreciation and amortization, direct operating expenses and fair value inventory adjustments) adjusted for FIFO impacts. Refining margin and refining margin adjusted for FIFO impact are non-GAAP measures that we believe are important to investors in evaluating our Energy segment refineries' performance as a general indication of the amount above our Energy segment's cost of goods sold (taking into account the impact of utilization of FIFO) they are able to sell refined products. We believe that refining margin and refining margin per crude oil throughput barrel are important to enable investors to better understand and evaluate our Energy segment's ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance. In addition, we believe that presenting refining margin per crude oil throughput barrel adjusted for FIFO impact is useful to investors because this measure more accurately reflects the current operating environment.
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
In order to assess the operating performance of the nitrogen fertilizer business, CVR calculates the product pricing at gate as an input to determine its operating margin. Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons. CVR believes product pricing at gate is a meaningful measure because it sells products at its plant gate and terminal locations' gates (sold gate) and delivered to the customer's designated delivery site (sold delivered). The relative percentage of sold gate versus sold delivered can change period to period. The product pricing at gate provides a measure that is consistently comparable period to period.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Net sales for the petroleum business, before eliminations, for the year ended December 31, 2015 as compared to the corresponding prior year period decreased by $3.7 billion (42%), primarily due to significantly lower sales prices of transportation fuels and by-products. The average sales price per gallon for the year ended December 31, 2015 for gasoline and distillate decreased by approximately 36% and 42%, respectively, as compared to the corresponding prior year period. Overall sales volume decreased by approximately 3% for the year ended December 31, 2015 as compared to the corresponding prior year period. Sales volumes for 2015 were impacted by decreased production as a result of the major scheduled turnaround completed at the Coffeyville refinery in the fourth quarter of 2015 and lower purchased product volumes for resale. Sales volumes for 2014 were impacted by reduced crude oil throughput and production as a result of the Coffeyville refinery shutdown following the isomerization unit fire during the third quarter of 2014 and fluid catalytic cracking unit ("FCCU") outage at the Wynnewood refinery during the fourth quarter of 2014. For the year ended December 31, 2015, CVR's petroleum business sold approximately 40.1 million and 33.1 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $1.61 and $1.62, respectively. For the year ended December 31, 2014, CVR's petroleum business sold approximately 40.3 million and 34.9 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.53 and $2.81, respectively.
Net sales for the fertilizer business, before eliminations, for the year ended December 31, 2015 as compared to the corresponding prior year period decreased by $10 million (3%), primarily due to lower UAN sales prices and UAN sales volumes, partially offset by higher ammonia sales volumes. For the year ended December 31, 2015, CVR sold 939,547 and 32,326 tons of UAN and ammonia, respectively, with a sales price of $275 and $533 per ton, respectively. For the year ended December 31, 2014, CVR sold 951,043 and 24,378 tons of UAN and ammonia, respectively, with a sales price of $288 and $536 per ton, respectively. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 90.2%, 87.5% and 87.3%, respectively, for the year ended December 31, 2015 and 96.8%, 92.6% and 92.0%, respectively, for the year ended December 31, 2014.
Cost of goods sold for the petroleum business, before eliminations, for the year ended December 31, 2015 as compared to the corresponding prior year period decreased by $3.8 billion (45%), primarily due to a decrease in cost of consumed crude oil and purchased products for resale. The decrease in consumed crude oil cost was due to a decrease in crude oil throughput volume and crude oil prices. The average cost per barrel of crude oil consumed for the year ended December 31, 2015 was $47.86 as compared to $92.57 for the comparable prior period, a decrease of approximately 48%. The impact of FIFO accounting also impacted cost of goods sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the year ended December 31, 2015 and 2014, the petroleum business had unfavorable FIFO inventory impacts of $60 million and $161 million, respectively. The major factor contributing to the unfavorable FIFO impact for the year ended December 31, 2014 was the decline in the market price of West Texas Intermediate ("WTI"), a grade of crude oil used as a benchmark in oil pricing, from $95.44 at the beginning of 2014 to $53.27 on December 31, 2014. The FIFO inventory impact for 2014 included a lower of cost or market write-down of $37 million, which was recorded in the fourth quarter as a result of the significant decline in the market price of crude oil.
Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation distribution costs, costs associated with the operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization.
Refining margin per barrel of crude oil throughput increased to $14.45 for the year ended December 31, 2015 from $11.38 for the corresponding prior year period. Refining margin adjusted for FIFO impact increased to $15.31 per crude oil throughput barrel for the year ended December 31, 2015 as compared to $13.62 per crude oil throughput barrel for the corresponding prior year period. Gross margin per barrel increased to $5.78 for the year ended December 31, 2015 as compared to gross margin per barrel of $3.42 in the corresponding prior year period. The increase in refining margin and gross margin per barrel was primarily due to the higher unfavorable FIFO impact in 2014 as a result of significant decline in the market price of crude oil.
The fertilizer business' cost of goods sold, before eliminations, for the year ended December 31, 2015 as compared to the corresponding prior year period decreased by $3 million (1%), primarily due to lower consumption of pet coke mostly due to the decrease in production during the turnaround and the Linde air separation unit related downtime, lower pet coke pricing, decreased distribution costs, freight expenses and purchased ammonia.

Year Ended December 31, 2014 Compared to 2013
Net sales for the petroleum business, before eliminations, for the year ended December 31, 2014 as compared to the corresponding prior year period increased by $146 million (2%), primarily due to higher overall sales volume largely offset by lower sales prices for gasoline and distillates. Sales volume increased by approximately 8% for the year ended December 31, 2014 as compared to the corresponding prior year period. Sales volumes for 2014 were impacted by reduced crude oil throughput and production as a result of the Coffeyville refinery shutdown following the isomerization unit fire during the third quarter of 2014 and FCCU outage at the Wynnewood refinery during the fourth quarter of 2014. Sales volumes for 2013 were impacted by downtime associated with the FCCU outage at the Coffeyville refinery during the third quarter of 2013. For the year ended December 31, 2014, CVR's petroleum business sold approximately 40.3 million and 34.9 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.53 and $2.81, respectively. For the year ended December 31, 2013, CVR's petroleum business sold approximately 37.8 million and 30.6 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.72 and $3.02, respectively.
Net sales for the fertilizer business, before eliminations, for the year ended December 31, 2014 as compared to the corresponding prior year period decreased by $25 million (8%), primarily due to lower UAN sales prices and ammonia sales volumes, partially offset by higher UAN sales volumes. For the year ended December 31, 2014, CVR sold 951,043 and 24,378 tons of UAN and ammonia, respectively, with a sales price of $288 and $536 per ton, respectively. For the year ended December 31, 2013, CVR sold 904,596 and 40,535 tons of UAN and ammonia, respectively, with sales price of $315 and $660 per ton, respectively. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 96.8%, 92.6% and 92.0%, respectively, for the year ended December 31, 2014 and 95.6%, 94.4% and 91.9%, respectively, for the year ended December 31, 2013.
Cost of goods sold for the petroleum business, before eliminations, for the year ended December 31, 2014 as compared to the corresponding prior year period increased by $550 million (7%), primarily due to an increase in cost of consumed oil and refined fuels purchased for resale. The average cost per barrel of crude oil consumed for the year ended December 31, 2014 was $92.57 compared to $95.05 for the comparable period of 2013, a decrease of approximately 3%. Sales volume of refined fuels increased by approximately 8%. The impact of FIFO accounting also impacted cost of goods sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the year ended December 31, 2014 and 2013, the petroleum business had an unfavorable FIFO inventory impact of $161 million and a favorable FIFO inventory impact of $21 million, respectively. The major factor contributing to the unfavorable FIFO impact for the year ended December 31, 2014 was the decline in the market price of WTI from $95.44 at the beginning of 2014 to $53.27 on December 31, 2014. The FIFO inventory impact for 2014 includes a lower of cost or market write-down of $37 million, which was recorded in the fourth quarter as a result of the significant decline in the market price of crude oil.
Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation distribution costs, costs associated with the operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization.
Refining margin per barrel of crude oil throughput decreased to $11.38 for the year ended December 31, 2014 from $16.90 for the corresponding prior year period. Refining margin adjusted for FIFO impact was $13.62 per crude oil throughput barrel for the year ended December 31, 2014 as compared to $16.59 per crude oil throughput barrel for the corresponding prior year period. Gross margin per barrel decreased to $3.42 for the year ended December 31, 2014 as compared to gross margin per barrel of $9.48 in the corresponding prior year period. The decrease in refining margin and gross margin per barrel was primarily due to a decrease in sales price for gasoline and distillate. The average sales price for both gasoline and distillates declined approximately 7% for the year ended December 31, 2014 as compared to the corresponding prior year period.
The fertilizer business' cost of goods sold, before eliminations, for the year ended December 31, 2014 as compared to the corresponding prior year period increased by $18 million (9%), primarily due to increased distribution costs mostly due to the increase in railcar regulatory inspections and repairs as well as increased ammonia purchases, partially offset by lower freight and pet coke expenses. The increase in railcar regulatory inspections and repairs is related to a larger portion of the fertilizer business' fleet due for regulatory inspections and related repairs during the year ended December 31, 2014 as compared to the corresponding prior year period.

Metals

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net sales	$361	$711	$929
Cost of goods sold	406	728	948
Gross margin	$(45)	$(17)	$(19)
Summarized ferrous tons and non-ferrous pounds sold for 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in 000s)
Ferrous tons sold	850	1,209	1,444
Non-ferrous pounds sold	117,939	147,443	230,571
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Net sales for the year ended December 31, 2015 decreased by $350 million (49%) as compared to the prior year. The decrease was primarily due to lower ferrous and non-ferrous shipment volumes and selling prices.
Ferrous shipments decreased by 359,000 gross tons (30%) and average pricing decreased by $138 per gross ton (37%) for the year ended December 31, 2015 as compared to the prior year. The shipment decrease was attributable to reduced demand from domestic steel mills, low iron ore pricing, low export demand drawing coastal scrap into the areas where PSC Metals operates, and to the negative impact of extremely low market prices on the availability of feedstock. Ferrous market prices at the end of 2015 were at the lowest levels seen since early 2009, during the great recession. Non-ferrous shipment volumes decreased by 29,504,000 pounds (20%) and average selling prices decreased by $0.17 per pound (20%), primarily driven by the effects of steep market price declines in 2015. Shipments from an aluminum ingot tolling operation, closed at the end of March 2014, accounted for 24% of the year on year volume decrease for non-ferrous shipments.
Cost of goods sold for the year ended December 31, 2015 decreased by $322 million (44%) compared to the prior year. The decrease was primarily attributable to lower shipment volumes and lower material and processing costs. Gross margin as a percentage of net sales was a loss of 12% for the year ended December 31, 2015 as compared to a loss of 2% for the prior year period. While material margin component of the gross margin improved during 2015 as compared to 2014, processing costs, as a percentage of net sales, increased over the respective periods. The improvement in material margin component of the gross margin reflected improved buying efforts despite the unfavorable impact of increased competition for shredder feedstock and lower pricing for non-ferrous auto shredder residue. Processing costs, as a percentage of net sales, increased due to decreases in sales volumes and market prices over the respective periods. PSC Metals continues to expend considerable effort to bring costs in line with lower volumes and market pricing. During 2015 PSC Metals closed nine feeder yards in order to better align its cost structure with the current economic climate.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Net sales for the year ended December 31, 2014 decreased by $218 million (23%) compared to the prior year. The decrease was primarily driven by lower ferrous and non-ferrous shipment volumes and selling prices. Shipment volumes were lower in 2014 than in 2013 for all product lines except secondary plate, and average prices were lower for all product lines except brokerage.
Ferrous shipments decreased by 235,000 gross tons (16%) while average pricing was $4 per gross ton (1%) higher during the year ended December 31, 2014 as compared to the prior year period. The volume decrease was largely attributable to raw material shortages and transportation problems caused by severe weather conditions during the first quarter of 2014, to general material supply constraints, and to a poor export market that increased competition for limited domestic demand. The increase in average pricing for 2014 as compared to the prior year period was largely driven by higher market prices (4%) for ferrous scrap during the first nine months of 2014. A $50 per gross ton market price drop in the fourth quarter of 2014 reduced the full year-over-year price differential to 1% favorable. Non-ferrous shipment volumes decreased by 83,128,000 pounds (36%), primarily driven by lower shipments of aluminum products due to the exit from aluminum tolling activities at the end of the first quarter of 2014 and to a refocus of aluminum shredding capacity in 2014. Average selling prices for non-ferrous decreased $0.03 per pound (3%) due to lower market pricing.
Cost of goods sold for the year ended December 31, 2014 decreased by $220 million (23%) compared to the prior year. The decrease was primarily due to lower shipment volumes and lower material and processing costs. Gross margin as a percentage of net sales was a loss of 2% for each of the years ended December 31, 2014 and 2013, as margins continued to be negatively impacted by ongoing competitive pressure for shredder feedstock.

Railcar

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$1,019	$1,020	$864
Railcar leasing	459	368	277
Railcar services	74	68	73
Eliminations	(613)	(666)	(475)
	$939	$790	$739
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$770	$749	$667
Railcar leasing	196	154	131
Railcar services	58	55	54
Eliminations	(485)	(495)	(366)
	$539	$463	$486
Gross Margin:
Manufacturing	$249	$271	$197
Railcar leasing	263	214	146
Railcar services	16	13	19
Eliminations	(128)	(171)	(109)
	$400	$327	$253
We conduct our Railcar segment through our majority ownership interests in American Railcar Industries, Inc. ("ARI") and American Railcar Leasing, LLC ("ARL").
ARI's Annual Report on Form 10-K contains a detailed description of its business, products, industry, operating strategy and associated risks. ARI's filings with the SEC are available on the SEC's website at www.sec.gov.
The North American railcar market has been, and our Railcar segment expects it to continue to be, highly cyclical. The tank railcar market continues to soften, which we believe is driven by multiple factors including record high deliveries of tank railcars in recent years. Additionally, the recent volatility in oil prices and uncertainty surrounding the May 2015 release of regulations related to tank railcars in the U.S. and Canada have led to reduced demand for railcars in the energy transportation industry. Customers continue to weigh the costs versus benefits of investing in new tank railcars or modifying their existing tank railcars for flammable service. Our Railcar segment cannot assure you that hopper or tank railcar demand will maintain its current pace or return to historical average levels, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders or shipments will track industry-wide trends.
Our Railcar segment continues to invest capital and evaluate opportunities to further expand its manufacturing flexibility and repair capacity. During 2015 our Railcar segment completed three repair expansion projects and just recently in 2016 completed an expansion project at its tank railcar manufacturing facility, which enables it to perform retrofit and repair work in addition to the manufacturing work already performed there. Also during 2015, our Railcar segment began production of its newly designed tank railcars that satisfy the May 2015 regulations. Our Railcar segment's continuous commitment to quality and its efforts to increase flexibility at its tank railcar manufacturing facility allows it to build these designs efficiently and cost effectively. Our Railcar segment cannot assure you any increased repair capacity or manufacturing flexibility will be sufficient or necessary to meet the demands of the industry.
Railcar shipments for the year ended December 31, 2015 were approximately 8,900 railcars, including approximately 5,060 railcars to leasing customers, as compared to 7,970 railcars for the prior year, of which approximately 5,230 railcars were to leasing customers. (Shipments of railcars for lease are included in manufacturing operations' net sales in the table above however they are eliminated from net sales in consolidation as they represent shipments to ARI's leasing business and ARL.)
As of December 31, 2015, our Railcar segment had a backlog of approximately 7,080 railcars, including approximately 1,450 railcars for lease customers as compared to a backlog of approximately 11,730 railcars as of December 31, 2014, including approximately 4,910 railcars for lease customers.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Total manufacturing revenues, before elimination of railcar sales to our Railcar segment's leasing operations, for the year ended December 31, 2015 decreased by $1 million as compared to the corresponding prior year period. Although there was a higher volume of shipments in 2015 compared to 2014, there was a higher mix of hopper railcars in 2015, which generally sell at lower prices than tank railcars due to less material and labor content. Manufacturing revenues for the year ended December 31, 2015 include revenues of $579 million relating to railcars built for our Railcar segment's leasing operations, compared to $641 million for the comparable prior year period.
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing operations, for the year ended December 31, 2015 decreased to $249 million from $271 million for the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues decreased to 24% for the year ended December 31, 2015 from 27% for the comparable prior year period. The decrease in gross margin over the respective periods was due to a higher mix of hopper railcar shipments, which generally sell at lower prices than tank railcars due to less material and labor content.
Railcar leasing revenues increased for the year ended December 31, 2015 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers as lease rates were relatively flat compared to 2014. Total railcars on lease at the end of 2015 were approximately 45,050 as compared to approximately 39,700 at the end of 2014.
Railcar services revenues increased for the year ended December 31, 2015 as compared to the corresponding prior year period primarily due to an increase in demand, a favorable change in mix of work at our Railcar segment's repair facilities and the additional capacity resulting from expansion projects during 2015.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Total manufacturing revenues, before elimination of railcar sales to our Railcar segment's leasing operations, for the year ended December 31, 2014 increased by $156 million (18%) over the comparable prior year period. The increase was primarily due to increased hopper railcar shipments and strong market conditions for tank railcars. Manufacturing revenues for the year ended December 31, 2014 included revenues of $641 million relating to railcars built for our Railcar segment's leasing operations, compared to $456 million for the comparable prior year period.
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing operations, for the year ended December 31, 2014 was $271 million compared to $197 million for the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues increased to 27% for the year ended December 31, 2014 from 23% for the comparable prior year period. The improved margin was primarily due to ramped up production at our Railcar segment's hopper railcar manufacturing facility that created operating efficiencies and leveraged overhead costs. This was in addition to efficiencies that our Railcar segment continued to generate at its tank railcar manufacturing facility due to high production volumes.
Railcar leasing revenues increased for the year ended December 31, 2014 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and an increase in the average lease rate. Total railcars on lease at the end of 2014 were approximately 39,700 as compared to approximately 34,700 at the end of 2013.
Railcar services revenues decreased for the year ended December 31, 2014 as compared the corresponding prior year period primarily due to certain repair projects being performed at our Railcar segment's hopper railcar manufacturing facility during 2013 that did not continue into 2014. In 2014, production of hopper railcars ramped up due to increased demand, thus these repair projects were no longer being performed at our Railcar segment's manufacturing facilities.

Other Segments
Gaming
Tropicana's Annual Report on Form 10-K contains a detailed description of its business, products, industry, operating strategy and associated risks. Tropicana's filings with the SEC are available on the SEC's website at www.sec.gov.
Current economic conditions continue to adversely impact Tropicana and the gaming industry as a whole. Tropicana believes its guests have reduced their discretionary spending as a result of uncertainty and instability relating to employment and the investment and housing markets. While general economic conditions have modestly improved, we cannot assure that they will continue to improve or will not worsen in the future.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Casino revenues are one of Tropicana's main performance indicators and account for a significant portion of its net revenues. The increase in casino revenues for the year ended December 31, 2015 as compared to the corresponding prior year period was primarily due to an increase in consolidated gaming volumes of 3.8%, primarily due to the Lumière acquisition on April 1, 2014, coupled with higher gaming volumes at Tropicana Casino and Resort, Atlantic City ("Tropicana AC"). Tropicana's slot hold percentage was 9.6% and 9.5% for the years ended December 31, 2015 and 2014, respectively. Tropicana's table game hold percentage was 16.8% and 17.6% for the years ended December 31, 2015 and 2014, respectively.
Net revenues from Tropicana AC comprised approximately 40% of our Gaming segment's net revenues for each of the years ended December 31, 2015 and 2014. Net revenue for Tropicana AC increased for the year ended December 31, 2015 as compared to the corresponding prior year period primarily due to increased customer volumes due, in part, to the closure of four competitors in Atlantic City in 2014. Based on market data, the Atlantic City market experienced year-over-year declines in casino revenue of 6.5% in the year ended December 31, 2015 as compared to the prior year period; however, a comparison of year-over-year results for the remaining eight properties shows a 3.1% increase in total casino revenue in 2015 as compared to 2014. In addition, Tropicana AC casino revenues increased due to an increase in Internet gaming, coupled with 3.6% higher slot volumes, a 7.7% increase in table games volumes and a 9.4% decrease in the amount of promotional slot play redeemed, partially offset by a 1.1 percentage point decrease in the table hold percentage for the year ended December 31, 2015 as compared to 2014.
Revenues from rooms increased for the year ended December 31, 2015 as compared to the corresponding prior year period, primarily due to the acquisition of Lumière in April 2014, coupled with higher occupancy and average daily room rate at Tropicana AC, partially offset by a decrease in revenues from rooms as a result of the sale of the River Palms property in 2014. The average daily room rate and occupancy rate across all of Tropicana's gaming properties were $85 and 70%, respectively, for the year ended December 31, 2015 as compared to $79 and 66%, respectively, for the comparable prior year period.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Casino revenues are one of Tropicana's main performance indicators and account for a significant portion of its net revenues. The increase in casino revenues for the year ended December 31, 2014 as compared to the comparable prior year period was primarily due to an increase in consolidated gaming volumes of 25.9%, primarily due to the Lumière acquisition on April 1, 2014, coupled with higher gaming volumes at Tropicana AC. Tropicana's slot hold percentage was 9.5% and 9.4% for the years ended December 31, 2014 and 2013, respectively. Tropicana's table game hold percentage was 17.6% and 14.2% for the years ended December 31, 2014 and 2013, respectively.
Net revenues from Tropicana AC comprise approximately 40% and 43% of our Gaming segment's net revenues for the year ended December 31, 2014 and 2013, respectively. Tropicana AC casino revenues increased for the year ended December 31, 2014 as compared to the corresponding prior year period as a result of increased customer volumes due, in part, to the closure of one of Tropicana AC's competitors in Atlantic City in January 2014. In addition, during the third quarter of 2014, three additional competitors ceased operations in Atlantic City. Based on market data, the Atlantic City market experienced year-over-year decline in casino win of 8.5% for the year ended December 31, 2014. In addition, Tropicana AC casino revenues increased primarily due to 17.9% higher slot volumes and 4.3 percentage point increase in the table game hold percentage, partially offset by 16.0% lower table game volumes, including lower volumes of high-end play for the year ended December 31, 2014. Internet gaming, which commenced in November 2013, also contributed to the increase in casino revenues.
Revenues from rooms increased for the year ended December 31, 2014 as compared to the corresponding prior year period, primarily due to the acquisition of Lumière in April 2014. The average daily room rate and occupancy rate across all of Tropicana's gaming properties were $79 and 66%, respectively, for the year ended December 31, 2014 as compared to $69 and 60%, respectively, for the comparable prior year period.

Mining
As discussed in Note 3, "Operating Units - Mining," to the consolidated financial statements, we obtained control, and consolidated, the results of Ferrous Resources Limited ("Ferrous Resources") during the second quarter of 2015. Ferrous Resources represents our Mining segment.
Ferrous Resources' performance driver has historically been demand for raw materials from Chinese steelmakers.  However, for the period June 1, 2015 through December 31, 2015, our Mining segment has been concentrating on sales in its domestic market, Brazil, where the best margins are being captured. During the fourth quarter of 2015, both domestic and global steel industries continued to show weakness as steel mills' utilization rates failed to recover and iron ore prices remained weak.
Net sales and cost of goods sold for the period June 1, 2015 through December 31, 2015 were $30 million and $38 million, respectively.
During the period June 1, 2015 through December 31, 2015, our Mining segment sold approximately 2 million metric tons of iron, of which approximately 1.8 million metric tons were sold to a single customer, a Brazilian multinational diversified metals and mining corporation and one of the largest logistics operators in Brazil. The average sales price for the period June 1, 2015 through December 31, 2015 was $17.25 per metric ton. Our Mining segment continues to evaluate the best alternatives to sell its products in light of the challenging markets for iron ore.

Food Packaging
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
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Net sales for the year ended December 31, 2015 decreased by $21 million (6%) compared to the corresponding prior year period. The decrease in net sales was due to unfavorable foreign currency translation of $27 million, unfavorable country mix of $5 million due to sales in countries that have lower average selling price than the global sales prices, offset in part by an increase in sales volume of $11 million.
Cost of goods sold for the year ended December 31, 2015 decreased by $12 million (4%) as compared to the prior year. The decrease in cost of goods sold was due to foreign currency translation, lower raw material costs and plant efficiencies, offset in part by higher sales volumes and higher pension expense. Gross margin as a percentage of net sales was 24% and 25% for 2015 and 2014, respectively.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Net sales for the year ended December 31, 2014 decreased by $6 million (2%) compared to the prior year. The decrease in net sales was due to $4 million attributable to sales volume and $2 million attributable to foreign currency translation.
Cost of goods sold for the year ended December 31, 2014 decreased by $10 million (4%) as compared to the prior year. While cost of goods sold decreased primarily due to lower sales volume, gross margin as a percentage of net sales was 25% and 23% for 2014 and 2013, respectively. The improvement in the gross margin as a percent of net sales over the comparable period was due to improved plant performance.

Real Estate
Real Estate revenues and expenses include results from club operations, sales of residential units, and rental income and expenses, including income from financing leases. Sales of residential units are included in net sales in our consolidated financial statements. Results from club and rental operations, including financing lease income, are included in other revenues from operations in our consolidated financial statements. During the year ended December 31, 2015, we sold 14 commercial rental properties and Oak Harbor development and operations (which historically was operated as part of Grand Harbor), recognizing an aggregate gain of $40 million which is included in other income, net in our condensed consolidated statements of operations.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Revenues from our real estate operations for each of the years ended December 31, 2015 and 2014 are substantially derived from our club and rental operations, including the gain on sale of various properties previously leased to others. Revenues from sales of residential units in our real estate development operations represent 11% and 15% of total Real Estate revenues for the years ended December 31, 2015 and 2014, respectively.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Revenues from our real estate operations for each of the years ended December 31, 2014 and 2013 are substantially derived from our club and rental operations. Revenues from sales of residential units in our real estate development operations represent 15% and less than 5% of total Real Estate revenues for the years ended December 31, 2014 and 2013, respectively.

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
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Net sales for 2015 increased by $17 million (10%) compared to 2014. The increase was primarily due to higher sales volume. Cost of goods sold for 2015 increased by $11 million (7%) compared to 2014. The increase was primarily due to higher sales volume. Gross margin for 2015 increased by $6 million (25%) compared to 2014. Gross margin as a percentage of net sales was 16% for 2015 as compared to 14% for 2014. The improvement was primarily due to higher margins on more profitable programs and customers.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Net sales for 2014 decreased by $8 million (4%) compared to 2013. The decrease was primarily due to reduction in sales volume in certain low margin programs. Cost of goods sold for 2014 decreased by $9 million (6%) compared to 2013. The decrease was primarily due to lower sales volume. Gross margin for 2014 increased by $1 million (4%) compared to 2013. Gross margin as a percentage of net sales was 14% for 2014 as compared to 12% for 2013. The improvement was primarily due to higher margins on more profitable programs and customers.

Holding Company
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Net gain from investment activities was $18 million for the year ended December 31, 2015 as compared to a loss of $137 million for the corresponding prior year period. The net gain from investment activities for the year ended December 31, 2015 was attributable to certain securities held by the Holding Company. The net loss from investment activities for the year ended December 31, 2014 includes realized and unrealized losses from certain derivative swaps that were assigned to the Holding Company from the Investment segment during August 2013. These derivative swaps were closed out during the third quarter of 2014. See Note 7, "Financial Instruments - Investment Segment and Holding Company," to the consolidated financial statements for further discussion.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Net loss from investment activities was $137 million for the year ended December 31, 2014 as compared to $158 million for the corresponding prior year period. The net loss from investment activities for the year ended December 31, 2014 and 2013 include realized and unrealized losses from certain derivative swaps that were assigned to the Holding Company from the Investment segment during August 2013. These derivative swaps were closed out during 2014. See Note 7, "Financial Instruments - Investment Segment and Holding Company," to the consolidated financial statements for further discussion. In addition, there were unrealized losses related to other securities held by the Holding Company.

Other Consolidated Results of Operations
Other Income, Net
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Our consolidated other income, net for the year ended December 31, 2015 and 2014 was $75 million and $182 million, respectively. Equity earnings from non-consolidated affiliates, primarily from our Automotive segment, were $62 million and $50 million for the years ended December 31, 2015 and 2014, respectively. In addition, our Energy segment recorded (loss) gains on certain derivative contracts of $(29) million and $186 million for the years ended December 31, 2015 and 2014, respectively. Included in our consolidated other income, net was a loss on extinguishment of debt of $162 million for the year ended December 31, 2014. See Note 7, "Financial Instruments," and Note 16, "Other Income, Net," to the consolidated financial statements for further discussion.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Our consolidated other income (loss), net for the year ended December 31, 2014 and 2013 was $182 million and $21 million, respectively. Equity earnings from non-consolidated affiliates, primarily from our Automotive segment, were $50 million and $26 million the years ended December 31, 2014 and 2013, respectively. In addition, our Energy segment recorded gains on certain derivative contracts of $186 million and $57 million for the years ended December 31, 2014 and 2013, respectively. Included in our consolidated other income (loss), net was a loss on extinguishment of debt of $162 million for the year ended December 31, 2014. See Note 7, "Financial Instruments," and Note 16, "Other Income, Net," to the consolidated financial statements for further discussion.
Selling, General and Administrative
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Our consolidated selling, general and administrative expenses ("SG&A") for the year ended December 31, 2015 increased by $283 million (17%) as compared to the comparable prior year period. The increase was primarily due to an increase of $70 million from our Investment segment was largely attributable to higher compensation expense related to certain investment related performance, an increase of $176 million from our Automotive segment primarily due to the inclusion of the acquisition of Affinia Group Inc., the acquisition of certain business assets of Honeywell International Inc., and the IEH Auto acquisition, an increase of $11 million from our Gaming segment primarily due to the inclusion of the Lumière acquisition, and an increase of $12 million from our Mining segment primarily due to the inclusion of the acquisition of Ferrous Resources effective June 1, 2015. In addition, there was a a net increase in our other segments and Holding Company of $14 million.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Our consolidated SG&A for the year ended December 31, 2014 increased by $208 million (15%) as compared to the comparable prior year period. The increase was primarily due to an increase of $89 million from our Gaming segment primarily due to inclusion of the Lumière acquisition during the second quarter of 2014, $76 million from our Automotive segment primarily due to the recognition of an OPEB curtailment gain during the second quarter of 2013 (which reduced SG&A in 2013), and the inclusion of the Affinia and Honeywell acquisitions during the second quarter and third quarter of 2014, respectively, and an increase of $48 million from our Investment segment due to higher compensation expense attributable to a certain fund performance.
Restructuring
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Our consolidated restructuring costs were $97 million and $84 million for the year ended December 31, 2015 and 2014, respectively, which were primarily attributable to our Automotive segment in each of the respective periods as discussed below.
Federal-Mogul has approved and initiated restructuring activities as a part of a broader initiative to improve operating performance and reduce costs. As such, Federal-Mogul will continue to evaluate its activities and opportunities to align its business with its executive management's strategy. Restructuring expenses for the year ended December 31, 2015 primarily related to EMEA locations and aimed to reduce production complexities and reducing inefficiencies in indirect and fixed cost structures. Federal-Mogul expects to complete these programs in 2017 and incur additional restructuring charges of approximately $10 million. For programs previously initiated, Federal-Mogul expects to complete these programs in 2018 and incur additional restructuring charges of approximately $10 million.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Our consolidated restructuring costs were $84 million and $50 million for the year ended December 31, 2014 and 2013, respectively, which were primarily attributable to our Automotive segment in each of the respective periods as discussed below.

Impairment
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Our consolidated impairment for the year ended December 31, 2015 increased by $653 million (484%) as compared to the corresponding prior year period. The increase was primarily due to impairment of goodwill by our Automotive and Energy segments of $312 million and $253 million, respectively, during the year ended December 31, 2015. See Note 6, "Fair Value Measurements," and Note 8, "Goodwill and Intangible Assets, Net - Energy," to the consolidated financial statements for further discussion.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Our consolidated impairment for the year ended December 31, 2014 increased by $119 million (744%) as compared to the corresponding prior year period. The increase was primarily due to impairment of goodwill by our Energy segment of $103 million during the year ended December 31, 2014. See Note 6, "Fair Value Measurements," and Note 8, "Goodwill and Intangible Assets, Net - Energy," to the consolidated financial statements for further discussion.
Interest Expense
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Consolidated interest expense for Icahn Enterprises increased by $307 million (36%) during 2015 as compared to the corresponding prior year period. The increase for Icahn Enterprises Holdings was $307 million (36%). The increases were primarily due to higher interest expense from our Investment segment attributable to due to broker balances, higher interest expense from our Automotive segment due to higher outstanding debt balances on its revolver facility coupled with higher interest rates following the refinancing of its term loans and higher interest expense from our Railcar segments due to higher outstanding debt balances.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Consolidated interest expense for Icahn Enterprises increased by $287 million (51%) as compared to the corresponding prior year period. The increase for Icahn Enterprises Holdings was $286 million (51%). The increases were primarily due to higher interest expense from our Investment segment attributable to due to broker balances, higher interest expense from our Automotive segment due to refinancing of its term loans in April 2014, higher interest expense from our Railcar segment due to higher debt balances, offset in part by lower interest expense from our Energy segment due to overall lower interest rate on outstanding debt balances and higher capitalized interest, lower interest expense from our Food Packaging segment due to lower interest rates on outstanding debt balances and lower interest on debt refinancing from the Holding Company during the first quarter of 2014.
Income Tax Expense
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
For 2015, Icahn Enterprises recorded an income tax expense of $68 million on pre-tax loss of $2.1 billion compared to an income tax benefit of $103 million on pre-tax loss of $632 million for 2014. Icahn Enterprises' effective income tax rate was (3.3)% and 16.3% for 2015 and 2014, respectively.
For 2015, Icahn Enterprises Holdings recorded an income tax expense of $68 million on pre-tax loss of $2.1 billion compared to an income tax benefit of $103 million on pre-tax loss of  $631 million for 2014. Icahn Enterprises Holdings effective income tax rate was (3.3)% and 16.3% for 2015 and 2014, respectively.
The difference between the effective tax rate and statutory federal rate of 35% was principally due to partnership losses not subject to taxation.
For 2014, Icahn Enterprises and Icahn Enterprises Holdings recognized a deferred tax benefit on its pre-tax loss primarily due to income tax benefits recorded on a release of valuation allowance on the deferred tax assets in our Gaming segment of $196 million.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
For 2014, Icahn Enterprises recorded an income tax benefit of $103 million on pre-tax loss of $632 million compared to an income tax benefit of $118 million on pre-tax income of approximately $2.3 billion for 2013. Icahn Enterprises' effective income tax rate was 16.3% and 5.1% for 2014 and 2013, respectively.
For 2014, Icahn Enterprises Holdings recorded an income tax benefit of $103 million on pre-tax loss of $631 million compared to an income tax benefit of $118 million on pre-tax income of approximately $2.3 billion for 2013. Icahn Enterprises Holdings' effective income tax rate was 16.3% and (5.1)% for 2014 and 2013, respectively.

The difference between the effective tax rate and statutory federal rate of 35% was principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners.
For 2014, Icahn Enterprises and Icahn Enterprises Holdings recognized a deferred tax benefit on its pre-tax loss primarily due to income tax benefits recorded on a release of valuation allowance on the deferred tax assets in our Gaming segment of $196 million.
Our Gaming segment has federal net operating loss ("NOL") carryforwards pursuant to the purchase of Adamar of New Jersey, Inc. (“Adamar”). Internal Revenue Code Section 382 (“Code 382”) places certain limitations on the annual amount of NOL carryforwards that can be utilized when a change of ownership occurs. Our Gaming segment believes its purchase of Adamar was a change in ownership pursuant to Code 382. As a result of the annual limitation, the NOL carryforward amount available to be used in future periods was $161 million and will begin to expire in the year 2028 and forward. As of March 8, 2010, Tropicana had various net deferred tax assets made up primarily of the expected future tax benefit of net operating loss carryforwards and excess tax basis not yet deductible for tax purposes. A valuation allowance was provided in full against these net deferred tax assets upon emergence from bankruptcy. During the year ended December 31, 2014, our Gaming segment reversed the valuation allowance related to the net deferred tax assets by $196 million. The reduction in the valuation allowance was a result of our Gaming segment analyzing all positive and negative evidence and concluding that it was more likely than not to realize the benefit of this portion of its net deferred tax assets. The reduction in the valuation allowance was recorded as an income tax benefit during the year ended December 31, 2014.

Liquidity and Capital Resources
Holding Company
As of December 31, 2015, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $3.4 billion. As of December 31, 2015, our Holding Company had cash and cash equivalents of $166 million and total debt of approximately $5.5 billion.
We are a holding company. Our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units likely will depend on the cash flow resulting from divestitures, equity and debt financings, interest income, returns on our interests in the Investment Funds and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include receipt of dividends and distributions from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries, or selling debt or equity securities of subsidiaries through capital markets transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt or distributions on our depositary units could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements.
As of December 31, 2015, based on covenants in the indenture governing our senior notes, we are unable to incur additional indebtedness. See Note 10, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
CVR Dividends and CVR Refining Distributions
On January 24, 2013, the board of directors of CVR adopted a quarterly cash dividend policy. CVR began paying regular quarterly dividends in the second quarter of 2013. Dividends are subject to change at the discretion of CVR's board of directors and may change from quarter to quarter. In addition, the current policy of the respective board of directors of CVR Refining and CVR Partners is to distribute all of the respective available cash of CVR Refining and CVR Partners each quarter. CVR Refining and CVR Partners do not have a legal obligation to pay distributions and there is no guarantee that they will pay any distributions on the units in any quarter.
As we currently own approximately 82.0% of the common shares of CVR, the majority of CVR's dividend will directly upstream to us. For the years ended December 31, 2015 and 2014, we received an aggregate of $161 million and $374 million, respectively, in dividends from CVR and distributions from CVR Refining. Subsequent to December 31, 2015, CVR declared a quarterly dividend which will result in an additional $36 million in dividends paid to us in the first quarter of 2016.
Distributions on Depositary Units
On February 11, 2013, we announced that the board of directors of our general partner approved a modification to our distribution policy to provide for an increase in the annual distribution from $1.40, comprised of $0.40 in cash and $1.00 in depositary units, to $4.00 per depositary unit, payable in either cash or additional depositary units, at the election of each depositary unitholder. On May 29, 2013, the board of directors of our general partner further modified our distribution policy to increase our annual distribution from $4.00 per depositary unit to $5.00 per depositary unit. Further, on March 3, 2014, the board of directors of our general partner announced an increase in our annualized distribution from $5.00 per depositary unit to $6.00 per depositary unit.
On February 23, 2016, the board of directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about April 12, 2016 to depositary unitholders of record at the close of business on March 7, 2016. Depositary unitholders will have until March, 31 2016 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending April 7, 2016. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
During 2015, we declared four quarterly distributions aggregating $6.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash. All four distributions declared in 2015 were paid in 2015. As a result of the above declared distributions, during 2015 we distributed an aggregate 8,337,645 of Icahn Enterprises' depositary units to those Depositary unitholders who elected to receive such distributions in additional depositary units. Additionally, during 2015 we paid $114 million to those Depositary unitholders who had elected to receive such distributions in cash.
During 2015, Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 89.0% of Icahn Enterprises' outstanding depositary units as of December 31, 2015. Mr. Icahn and his affiliates have indicated that it is their present intention to elect to continue to receive the increase in Icahn Enterprises’ cash distribution in additional depositary units for the foreseeable future.
The declaration and payment of distributions is reviewed quarterly by Icahn Enterprises GP's board of directors based upon a review of our balance sheet and cash flow, the ratio of current assets to current liabilities, our expected capital and liquidity requirements, the provisions of our partnership agreement and provisions in our financing arrangements governing distributions, and keeping in mind that limited partners subject to U.S. federal income tax have recognized income on our earnings even if they do not receive distributions that could be used to satisfy any resulting tax obligations. The payment of future distributions will be determined by the board of directors quarterly, based upon the factors described above and other factors that it deems relevant at the time that declaration of a distribution is considered. Payments of distributions are subject to certain restrictions, including certain restrictions on our subsidiaries which limit their ability to distribute dividends to us. There can be no assurance as to whether or in what amounts any future distributions might be paid.

Borrowings
Debt consists of the following:

	Icahn Enterprises
	December 31,
	2015	2014
	(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,339	$1,337
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,707	1,708
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,271	1,270
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,173	1,171
Debt facilities - Automotive	2,974	2,584
Debt facilities - Energy	625	625
Debt and credit facilities - Railcar	2,684	2,133
Credit facilities - Gaming	292	295
Credit facilities - Food Packaging	270	272
Other	298	193
	$12,633	$11,588

See Note 10, “Debt,” to the consolidated financial statements contained elsewhere in this Report for additional information concerning terms, restrictions and covenants of our debt. As of December 31, 2015, we are in compliance with all debt covenants.
Contractual Commitments and Contingencies
The following table reflects, at December 31, 2015, our contractual cash obligations, subject to certain conditions, due over the indicated periods:

	2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Debt obligations	$779	$1,563	$1,189	$1,619	$2,050	$5,378	$12,578
Capital lease obligations	27	7	5	5	3	38	85
Interest payments	565	524	492	417	377	834	3,209
Pension and other post-employment benefit plans	97	100	86	82	84	313	762
Operating lease obligations	104	88	82	55	48	156	533
Purchase obligations	198	151	124	124	108	727	1,432
Letters of credit	68	—	—	—	—	—	68
Total	$1,838	$2,433	$1,978	$2,302	$2,670	$7,446	$18,667

In addition to the amounts in the table above, our Energy segment has $28 million in standby letters of credit to secure transportation services for crude oil.
Certain of PSC Metals' and Federal-Mogul's facilities are environmentally impaired. PSC Metals and Federal-Mogul have estimated their liability to remediate these sites to be $29 million and $14 million, respectively, at December 31, 2015. Additionally, Federal-Mogul has identified sites with contractual obligations and sites that are closed or expected to be closed and sold in connection with its restructuring activities and has accrued $16 million as of December 31, 2015, primarily related to removing hazardous materials in buildings. For further discussion regarding these commitments, among others, see Note 17, “Commitments and Contingencies,” to the consolidated financial statements.
As discussed in Note 5, “Investments and Related Matters,” to the consolidated financial statements, we have contractual liabilities of $794 million related to securities sold, not yet purchased as of December 31, 2015. This amount has not been included in the table above as maturity is not subject to a contract and cannot be properly estimated.
As further discussed below, in February 2016, ARI repaid amounts outstanding under the ARI Revolving Loans (as defined below) in full or $100 million. The contractual commitment table above excludes this transaction.
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
Consolidated Cash Flows
The following table summarizes cash flow information for the year ended December 31, 2015 and cash and cash equivalents as of December 31, 2015 for each of Icahn Enterprises' operating segments and the Holding Company:

	Year Ended December 31, 2015			December 31, 2015
	Net Cash (Used In) Provided By			Cash and Cash Equivalents
	Operating Activities	Investing Activities	Financing Activities
	(in millions)
Investment	$(136)	$—	$240	$10
Automotive	60	(804)	474	201
Energy	504	(151)	(214)	765
Metals	33	(23)	(1)	12
Railcar	381	(506)	433	623
Gaming	105	(83)	(1)	217
Mining	(29)	5	19	14
Food Packaging	25	(22)	(4)	37
Real Estate	34	64	(4)	19
Home Fashion	7	(4)	—	14
Holding Company	(270)	(827)	(116)	166
	$714	$(2,351)	$826	$2,078

The consolidated cash flows of Icahn Enterprises Holdings and Icahn Enterprises are substantially the same. The minor differences between Icahn Enterprises Holdings' and Icahn Enterprises' consolidated statements of cash flows primarily relate to non-cash charges for interest expense which is presented in net cash flows used in operating activities. Therefore, we discuss only the consolidated cash flows of Icahn Enterprises below.
Operating Activities
Net cash provided by operating activities for 2015 of $714 million was primarily attributable to our Energy, Railcar and Gaming segments, offset in part by net cash used in operating activities attributable to our Investment segment and the Holding Company. Our Energy, Railcar and Gaming segments net cash provided by operating activities was primarily due to earnings after adjusting for non-cash charges for depreciation, amortization and impairment.

Our Investment segment had net cash used in operating activities of $136 million primarily relating to its investment transactions. Additionally, our Holding Company had net cash used in operating activities of $270 million primarily due to payments of interest expense on its debt.
Investing Activities
Net cash used in investing activities for 2015 was primarily due to consolidated capital expenditures incurred by our subsidiaries and acquisitions of business. Our Railcar segment had capital expenditures of $522 million, of which $484 million was for the manufacturing or purchase of railcars for its leasing operations. Additionally, our Automotive and Energy segments had capital expenditures of $449 million and $219 million, respectively.
Additionally, during 2015 we acquired certain businesses within our Automotive segment as well as acquired Ferrous Resources, which constitutes our Mining segment. Also, during 2015 our Holding Company purchased certain investments, including a non-controlling interest in Pep Boys, as discussed earlier, and which we subsequently acquired the entire company in February 2016. See Note 3, "Operating Units - Automotive," to the consolidated financial statements for further discussion regarding thesse acquisition.
Financing Activities
Net cash provided by financing activities for 2015 was primarily attributable to certain debt refinancing and draw down on revolver facilities at our Railcar and Automotive segments, resulting in approximately $1.0 billion in net proceeds. Additionally, our Investment segment had capital contributions of $276 million from affiliates of Mr. Icahn.
During 2015, we paid dividends and distributions of $252 million to non-controlling interests in certain of our subsidiaries within our Energy and Railcar segments, as well as aggregate distributions to our general partner and LP unitholders of $116 million.
Discussion of Segment Liquidity and Capital Resources
Investment
As of December 31, 2015, the Investment Funds' net notional exposure was -25%. The Investment Funds' long exposure was 199% (193% long equity and 6% long credit) and the Investment Funds' short exposure was 224% (184% short equity and 40% short credit and other short exposure).  The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at December 31, 2015.
Of our long exposure of 199%, the fair value of our long positions (with certain adjustments) represented 193% of our long exposure. The notional value of our long derivative positions, which primarily included single name equity swaps and single name OTC equity forward contracts, represented 6% of our long exposure.
Of our short exposure of 224%, the fair value of our short positions represented 11% of our short exposure. The notional value of our short derivative positions, which primarily included short broad market credit default swap contracts and short broad market index swap derivative positions, represented 213% of our short exposure.
With respect to both our long positions that are not notionalized (193% long) and our short positions that are not notionalized (11% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents. Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our short derivative swap positions (213% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at year end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.
The Investment Funds historically have had access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Automotive
Federal-Mogul
On April 15, 2014, Federal-Mogul entered into a tranche B term loan facility (the “Tranche B Facility”) and a tranche C term loan facility (the “Tranche C Facility,” and together with the Tranche B Facility, the “Federal-Mogul Term Facilities”), and assumed all of the obligations of Federal-Mogul Corporation with respect to the Federal-Mogul Replacement Revolving Facility.
The Federal-Mogul Term Facilities, among other things, (i) provide for aggregate commitments under the Tranche B Facility of $700 million with a maturity date of April 15, 2018, (ii) provide for aggregate commitments under the Tranche C Facility of approximately $1.9 billion with a maturity date of April 15, 2021, (iii) increase the interest rates applicable to the Federal-Mogul Term Facilities, (iv) provide that for all outstanding letters of credit there is a corresponding decrease in borrowings available under the Federal-Mogul Replacement Revolving Facility, (v) provide that in the event that as of a particular determination date more than $700 million aggregate principal amount of existing term loans and certain related refinancing indebtedness will become due within 91 days of such determination date, the Federal-Mogul Replacement Revolving Facility will mature on such determination date, (vi) provide for additional incremental indebtedness, secured on a pari passu basis, of an unlimited amount of additional indebtedness if Federal-Mogul meets a financial covenant incurrence test, and (vii) amend certain other restrictive covenants. Pursuant to the Federal-Mogul Term Facilities, Federal-Mogul Holdings Corporation assumed all of the obligations of Federal-Mogul Corporation with respect to the Federal-Mogul Replacement Revolving Facility.
See Note 10, “Debt - Automotive," to the consolidated financial statements for further discussion regarding Federal-Mogul's credit facilities.
As of December 31, 2015 and 2014, the borrowing availability under the Federal-Mogul Replacement Revolving Facility was $170 million and $516 million, respectively. As of December 31, 2015, the outstanding balance on the Federal-Mogul Replacement Revolving Facility was $340 million. As of December 31, 2014, there were no borrowings outstanding under the Federal-Mogul Replacement Revolving Facility. Federal-Mogul had $40 million and $34 million of letters of credit outstanding as of December 31, 2015 and 2014, respectively, under Federal-Mogul's term loan credit facility. To the extent letters of credit are issued under the Federal-Mogul Replacement Revolving Facility there will be a corresponding decrease in borrowings available under this facility.
As of December 31, 2015, Federal-Mogul had $194 million of cash and cash equivalents, of which $95 million was held by foreign subsidiaries. In accordance with Financial Accounting Standards Board ("FASB") ASC 740-30-25-17 through 19, Federal-Mogul asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, Federal-Mogul will accrue any applicable taxes in the period when it no longer intends to indefinitely reinvest these funds. Federal-Mogul would expect that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $408 million and $306 million as of December 31, 2015 and 2014, respectively. Of those gross amounts, $401 million and $293 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Proceeds from the transfers of accounts receivable qualifying as sales were $1.6 billion, $1.7 billion and $1.5 billion for the years ended December 31, 2015, 2014 and 2013, respectively.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $11 million and $17 million at December 31, 2015 and 2014, respectively.
Federal-Mogul estimates its 2016 capital expenditures to be in the range of $390 million to $440 million.
IEH Auto
On November 25, 2015, IEH Auto entered into a senior secured asset based revolving credit facility (the "IEH Auto ABL Credit Facility") for $125 million. On January 25, 2016, the ABL Credit Facility was amended and restated to increase the revolver commitments to $210 million.  As of December 31, 2015, the IEH Auto ABL Facility had a balance of $75 million and $3 million in letters of credit.  As of December 31, 2015, the availability on the IEH Auto ABL Credit Facility was $30 million.

As of December 31, 2015 IEH Auto was in compliance with the covenants of the IEH Auto ABL Facility. See Note 10, "Debt - Automotive," to the consolidated financial statements for further discussion regarding this credit facility.
Energy
As of December 31, 2015, CVR Refining and its subsidiaries had availability under the Amended and Restated ABL Credit Facility of $290 million and had letters of credit outstanding of $28 million. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of December 31, 2015. In addition, as of December 31, 2015, CVR Partners had $25 million availability under its revolving credit facility, with an uncommitted incremental facility of up to $50 million.
On October 23, 2012, CVR Refining LLC and its wholly-owned subsidiary, Coffeyville Finance Inc., completed a private offering of $500 million in aggregate principal amount of 6.50% Senior Notes due 2022 (the "2022 Notes"). The net proceeds from the offering of the 2022 Notes were used to purchase certain first lien secured notes due 2015 through a tender offer and settled redemption in the fourth quarter of 2012.
See Note 10, “Debt - Energy," to the consolidated financial statements for further discussion regarding CVR's credit facilities, including the Amended and Restated ABL Credit Facility.
On January 24, 2013, the board of directors of CVR adopted a quarterly cash dividend policy. CVR began paying regular quarterly dividends in the second quarter of 2013. Dividends are subject to change at the discretion of CVR's board of directors and may change from quarter to quarter. In addition, the current policy of the respective board of directors of CVR Refining and CVR Partners is to distribute all of the respective available cash of CVR Refining and CVR Partners each quarter. CVR Refining and CVR Partners do not have a legal obligation to pay distributions and there is no guarantee that they will pay any distributions on the units in any quarter.
For the years ended December 31, 2015 and 2014, we received an aggregate of $161 million and $374 million, respectively, in dividends from CVR and distributions from CVR Refining, including one special dividend during 2014. Subsequent to December 31, 2015, CVR declared a quarterly dividend which will result in an additional $36 million in dividends and distributions paid to us in the first quarter of 2016.
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
CVR estimates that its aggregate capital spending in 2016 will be approximately $220 million.
Railcar
In January, 2015, ARI refinanced its lease fleet financing facilities to, among other things, increase the aggregate borrowings thereunder. In connection with the refinancing, Longtrain Leasing III LLC ("Longtrain Leasing III") completed a private placement of $626 million in aggregate principal amount of notes consisting of $250 million in aggregate principal amount of its 2.98% fixed rate secured railcar equipment notes, Class A-1 ("ARI Class A-1 Notes") and $376 million in aggregate principal amount of its 4.06% fixed rate secured railcar equipment notes, Class A-2 ("ARI Class A-2 Notes", and collectively with the ARI Class A-1 Notes, the "ARI 2015 Notes"). Of the aggregate principal amount, $409 million was used to refinance ARI's lease fleet financing facilities, resulting in net proceeds of $212 million. The ARI 2015 Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
In December 2015, ARI completed a financing of its railcar lease fleet with availability of up to $200 million under a credit agreement ("2015 ARI Credit Agreement"). The 2015 ARI Credit Agreement contains an incremental borrowing provision under which ARI, as debtor and subject to the conditions set forth in the credit agreement, has the right but not the obligation to increase the amount of the facility in an aggregate amount of up to $100 million (the amounts extended under the 2015 ARI Credit Agreement, inclusive of any amounts extended under the incremental facility, the “ARI Revolving Loans”), to a maximum principal amount of $300 million. ARI may use the proceeds of the ARI Revolving Loans to finance the manufacturing of railcars on an ongoing basis, to pay related transaction costs, fees and expenses in connection with the 2015 ARI Credit Agreement, to finance ongoing working capital requirements and for other general corporate purposes. The initial ARI Revolving Loan obtained at closing amounted to approximately $100 million, net of fees and expenses. In February 2016,

ARI repaid amounts outstanding under the ARI Revolving Loans in full and as of the date of this Report, ARI has borrowing availability of $200 million under the ARI Revolving Loans.
See Note 10, "Debt - Railcar," to the consolidated financial statements for further discussion regarding these refinancings.
Additionally, our Railcar segment expects its future cash flows from operations could be impacted by the state of the credit markets and the overall economy, the number of our Railcar segment's railcar orders and shipments and its production rates. Our Railcar segment's future liquidity may also be impacted by the number of new railcar orders leased versus sold.
Our Railcar segment's current capital expenditure plans for 2016 include projects that our Railcar segment expects will expand capabilities, maintain equipment, improve efficiencies and reduce costs. Our Railcar segment also plans to increase its railcar lease fleet in 2016 to meet customer demand for leased railcars that have been ordered. Capital expenditures for 2016 are currently projected to be approximately $117 million, which includes expected additions to our Railcar segment's lease fleet of approximately $80 million.
On July 28, 2015, ARI's board of directors authorized the repurchase of up to $250 million of its outstanding common stock ("ARI Stock Repurchase Program"). The ARI Stock Repurchase Program will end upon the earlier of the date on which it is terminated by ARI's board of directors or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon ARI's evaluation of market conditions and other factors. The ARI Stock Repurchase Program may be suspended, modified or discontinued at any time and ARI has no obligation to repurchase any amount of its common stock under the ARI Stock Repurchase Program. Under the ARI Stock Repurchase Program, ARI repurchased shares of its common stock during the year ended December 31, 2015 at a cost of approximately $57 million. Subsequent to December 31, 2015, ARI repurchased additional shares of its common stock at a cost of approximately $5 million.
Gaming
Tropicana's cash flows are and will continue to be affected by a variety of factors, many of which are outside of its control, including regulatory restrictions, competition and other general business conditions. Tropicana believes that it will have sufficient liquidity through a combination of available cash, credit facilities and cash flow from its properties to fund its cash requirements and capital expenditures for its normal operating activities.
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
In November 2013, Tropicana entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”). Commencing on December 31, 2013, the Term Loan Facility amortizes in equal quarterly installments in an amount of $750,000, with any remaining balance payable on November 27, 2020. Amounts under the Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018. As of December 31, 2015, the Revolving Facility was undrawn and had $15 million of availability. See Note 10, "Debt - Gaming" in the consolidated financial statements for further discussion regarding the Credit Facilities.
Tropicana estimates that its aggregate capital expenditures for 2016 will be $81 million. In addition, Tropicana estimates that it will spend approximately $25 million in 2016 related to its $50 million commitment to develop a landside gaming facility at one of its properties.
On July 31, 2015 Tropicana's board of directors authorized the repurchase of up to $50 million of its outstanding common stock with no set expiration date ("Tropicana Stock Repurchase Program"). The Tropicana Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by Tropicana's board of directors or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon Tropicana's evaluation of market conditions and other factors. The Tropicana Stock Repurchase Program may be suspended, modified or discontinued at any time and Tropicana has no obligation to repurchase any amount of its common stock under the Tropicana Stock Repurchase Program. As of the date of this Report, Tropicana has not yet repurchased any shares of its common stock under the Tropicana Stock Repurchase Program.

Food Packaging
On January 30, 2014, Viskase entered into a credit agreement that provided for a $275 million senior secured covenant light term loan facility (“Viskase Term Loan”). The Viskase Term Loan bears interest at a LIBOR Rate plus 3.25% (with the LIBOR Rate carrying a 1.00% floor), or at a Base Rate equal to the sum of (1) the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, (c) one-month LIBOR plus 1.0%, or (d) 2.0%, plus (2) 2.25%. The Viskase Term Loan has a 1% per annum amortization with a maturity date of January 30, 2021. See Note 10, "Debt - Food Packaging," to the consolidated financial statements for further discussion regarding this credit facility.
Our Food Packaging segment estimates that its capital expenditures for 2016 will be approximately $22 million.

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
The reporting unit fair values of our reporting segments are based upon consideration of various valuation methodologies, one of which is projecting future cash flows discounted at rates commensurate with the risks involved (“Discounted Cash Flow” or “DCF”). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.
Automotive
Powertrain and Motorparts are our only Automotive segment reporting units with goodwill allocated to it. While the fair value of our Automotive segment's Powertrain reporting unit was substantially in excess of its carrying value, the Motorparts reporting unit failed "Step 1" of the goodwill impairment analysis. Based on "Step 2" of the goodwill impairment analysis of our Automotive segment's Motorparts reporting unit, we recorded a goodwill impairment charge of $312 million for the year ended December 31, 2015. Due to the complexity in "Step 2" goodwill impairment test, we expect to finalize the assessment of our Automotive segment's goodwill impairment during the first quarter of 2016 and any resulting difference in the amount of the impairment will be adjusted at that time.
As discussed above, we recorded a goodwill impairment charge of $312 million for our Automotive segment's Motorparts reporting unit during the year ended December 31, 2015. As a result, there was $349 million of goodwill remaining in our Automotive segment's Motorparts reporting unit at December 31, 2015. Moreover, as a result of our recoverability analysis, there were no indications of impairment related to long-lived assets for our Automotive segment’s Motorparts reporting unit.
Energy
We perform our annual goodwill impairment analysis as of April 30 of each year for our Energy segment, or more frequently if impairment indicators exist. The first step of the impairment analysis involves comparing the fair value of our Energy segment's assets to their respective carrying values to determine the potential for goodwill impairment. The second step of the impairment test, if necessary, involves quantifying the level of goodwill impairment.
The fair value of our Energy segment's reporting unit is based upon consideration of various valuation methodologies, including a DCF analysis and pricing multiples of current and future earnings observed for comparable public companies. Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, and the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.
We finalized the annual goodwill impairment test for our Energy segment during the third quarter of 2015. Based on the results of our annual goodwill impairment test for our Energy segment, while the fair market value of our Energy segment's Petroleum reporting unit was substantially in excess of its carrying value, the fair market value of our Energy segment's Fertilizer reporting unit was approximately 1% in excess of its carrying value and was therefore considered at risk for failing "Step 1" of the goodwill impairment analysis. Based on worsening sales trends for our Energy segment's Fertilizer reporting unit during the fourth quarter of 2015, we performed an interim goodwill impairment test for our Energy segment's Fertilizer reporting unit during the fourth quarter of 2015. Based on this analysis, our Energy segment recognized a goodwill impairment charge of $253 million, which represented the full amount of the remaining goodwill allocated to this reporting unit. Due to the complexity in "Step 2" goodwill impairment test, we expect to finalize the assessment of our Energy segment's goodwill impairment during the first quarter of 2016 and any resulting difference in the amount of the impairment will be adjusted at that time.
In connection with recording a goodwill impairment charge of $253 million, representing the full amount of the remaining goodwill allocated to our Energy segment's Fertilizer reporting unit, we also performed an impairment test for long-lived assets for our Energy segment's fertilizer business, including finite-lived intangible assets, utilizing estimates of undiscounted future cash flows based on the use of the assets for their remaining useful life for our Energy segment's fertilizer business. The impairment test did not result in the impairment of any long-lived assets for the year ended December 31, 2015.
During the fourth quarter of 2014, based on certain negative trends occurring in the energy markets, particularly with respect to the significant volatility in the oil markets as a result of a drop in forecasted worldwide demand for crude oil supply and inventories, we determined that goodwill impairment indicators existed in both of our Energy segment's Petroleum and Fertilizer reporting units. Accordingly, we performed a "Step 1" goodwill impairment analysis for our Energy segment's reporting units as of December 1, 2014. Our Energy segment’s petroleum reporting unit passed “Step 1” of the goodwill impairment analysis, and therefore, we did not perform “Step 2” of the goodwill impairment analysis for this reporting unit. Because our Energy segment's Fertilizer reporting unit failed "Step 1" of the goodwill impairment analysis, we performed "Step 2" of the goodwill impairment analysis. Based on "Step 2" results of the goodwill impairment analysis, we recognized a preliminary impairment charge of $103 million for our Energy segment's Fertilizer reporting unit for the year ended December 31, 2014. Due to the complexity of the "Step 2" goodwill impairment test, we finalized the assessment of our Energy segment's goodwill impairment during the first quarter of 2015 and noted that no additional adjustments to goodwill were required for the first quarter of 2015.
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
Pension Plans and Other Post-employment Benefit Plans
Federal-Mogul sponsors defined benefit pension plans and postretirement plans for certain employees and retirees around the world. Federal-Mogul's defined benefit plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including an expected long-term rate of return, discount rate, and mortality and mortality improvement rates of plan participants.
Differences in actual experience or changes in assumptions may materially affect the pension obligations. Actual results that differ from assumptions are accumulated in unamortized net actuarial gains and losses which are subject to amortization and expensed over future periods. The unamortized pre-tax actuarial loss on Federal-Mogul's pension plans was $532 million and $590 million at December 31, 2015 and 2014, respectively. Federal-Mogul expects to recognize amortization expense of $15 million in 2016.
Assumptions used to calculate benefit obligations as of the end of a fiscal year directly affect the expense to be recognized in future periods. The primary assumptions affecting our accounting for employee benefits as of December 31, 2015 are as follows:

•
Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. While the development of the long-term rate of return on assets gives appropriate consideration to recent fund performance and historical returns, the assumption is designed to approximate a long-term prospective rate. The expected long-term rate of return used to calculate net periodic pension cost is 6.55% for U.S. plans and a weighted average of 3.52% for non-U.S. plans.

•
Discount rate: The discount rate reflects the effective yield on high quality fixed income securities available in the marketplace as of the measurement date to settle pension and post-employment benefit obligations. The weighted-average discount rate used to calculate net periodic pension cost is 3.85% for U.S. pension plans and a weighted average of 1.77% for non-U.S. plans and 3.84% for its OPEB. In calculating its benefit obligations, Federal-Mogul used a weighted-average discount rate of 4.15% for its U.S. pension plans, a weighted average discount rate of 2.72% for its non-U.S. pension plans and a discount rate of 4.18% for its OPEB.

•
Health care cost trend: For post-employment health care plan accounting, Federal-Mogul reviews external data and company specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year’s post-employment health care benefits is 6.97% for both health care drug costs, both declining to an ultimate trend rate of 5.00% in 2022.

•
Mortality Assumptions: Federal-Mogul has reviewed the mortality improvement tables published by the Society of Actuaries in the three months ended December 31, 2015 and determined its current assumptions are appropriate to measure its U.S. pension plans’ benefit obligations as of December 31, 2015.

Significant differences in actual experience or significant changes in assumptions may materially affect the pension obligations. The effects of actual results differing from assumptions and the changing of assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to expense over future periods. The unamortized pre-tax actuarial loss on Federal-Mogul's pension plans was $587 million and $685 million at December 31, 2015 and 2014, respectively. The change is due primarily to the increase in discount rates partially offset by actual asset returns being less than assumed returns.
The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss. The changes in these assumptions have no impact on Federal-Mogul's funding requirements.

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	Change in 2016 expense	Change in PBO	Change in 2016 expense	Change in PBO	Change in 2016 expense	Change in PBO
	(in millions)
25 bp decrease in discount rate	$(1)	$32	$1	$16	—	$8
25 bp increase in discount rate	—	30	(1)	(15)	—	(7)
25 bp decrease in return on assets rate	2	n/a	n/a	n/a	n/a	n/a
25 bp increase in return on assets rate	(2)	n/a	n/a	n/a	n/a	n/a
The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(in millions)
100 bp increase in health care trend rate	$1	$28
100 bp decrease in health care trend rate	(1)	(24)
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
Automotive
Federal-Mogul is a defendant in lawsuits filed, or the recipient of administrative orders issued or demand letters received, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) or other similar national, provincial or state environmental remedial laws. These laws provide that responsible parties may be liable to pay for remediating contamination resulting from hazardous substances that were discharged into the environment by them, by prior owners or occupants of property they currently own or operate, or by others to whom they sent such substances for treatment or other disposition at third party locations. Federal-Mogul has been notified by the EPA, other national environmental agencies, and various provincial and state agencies that it may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to CERCLA and other national and state or provincial environmental laws. PRP designation often results in the funding of site investigations and subsequent remedial activities.
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
Total environmental liabilities, determined on an undiscounted basis, were $14 million and $15 million at December 31, 2015 and 2014, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect of such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At December 31, 2015, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $44 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $16 million and $24 million at December 31, 2015 and 2014, respectively, for ARO's, primarily related to anticipated costs of removing hazardous building materials at its facilities, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
Federal-Mogul and Viskase did not record taxes on its undistributed earnings of $879 million and $66 million, respectively, at December 31, 2015, since these earnings are considered to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul and Viskase may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. In 2015, 2014 and 2013, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries' ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. See Note 14, "Income Taxes," to the consolidated financial statements for further discussion regarding the reversal of our Gaming segment's deferred tax assets during the year ended December 31, 2015.
Derivative Instruments
Energy
Our Energy segment's petroleum business uses futures contracts, options, and forward contracts primarily to reduce exposure to changes in crude oil prices and finished goods product prices to provide economic hedges of inventory positions. Although management considers these derivatives economic hedges, these derivative instruments do not qualify as hedges for hedge accounting purposes under FASB ASC Topic 815, Derivatives and Hedging ("FASB ASC 815"), and accordingly are recorded at fair value in the consolidated balance sheets. Changes in the fair value of these derivative instruments are recorded in earnings as a component of other income, net in the period of change. The estimated fair values of forward and swap contracts are based on quoted market prices and assumptions for the estimated forward yield curves of related commodities in periods when quoted market prices are unavailable.
Our Energy segment's nitrogen fertilizer business uses forward swap contracts primarily to reduce the exposure to changes in interest rates on its debt and to provide a cash flow hedge. These derivative instruments have been designated as hedges for accounting purposes. Accordingly, these instruments are recorded at fair value in the consolidated balance sheets at each reporting period end. The actual measurement of the cash flow hedge ineffectiveness is recognized in earnings, if applicable. The effective portion of the gain or loss on the swaps is reported in accumulated other comprehensive loss in accordance with FASB ASC 815.
Recently Issued Accounting Standards Updates
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. Early adoption is permitted only as of the annual reporting periods beginning after

December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In June 2014, the FASB issued ASU No. 2014-12, which amends FASB ASC Topic 718, Compensation-Stock Compensation. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in FASB ASC Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. We believe that the adoption of this guidance will not have a material impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In February 2015, the FASB issued ASU No. 2015-02, which amends FASB ASC Topic 810, Consolidations. This ASU amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. This ASU requires that limited partnerships and similar legal entities provide partners with either substantive kick-out rights or substantive participating rights over the general partner in order to be considered a voting interest entity. The specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership. For limited partnerships and similar legal entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. The standard is effective for annual periods beginning after December 15, 2015. We believe that the adoption of this guidance will not have a material effect on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends FASB ASC Subtopic 835-30, Interest - Imputation of Interest. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Given the absence of authoritative guidance within this ASU regarding debt issuance costs related to line-of-credit, the SEC staff has stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement. The standard is effective for interim and annual periods beginning after December 15, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. We expect that the adoption of this new guidance will generally result in a reclassification of debt issuance costs on our consolidated balance sheets.
In April 2015, the FASB issued ASU No. 2015-06, Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, which amends FASB ASC Topic 260, Earnings Per Share. This ASU requires that for purposes of calculating earnings per share under the two-class method, the earnings or losses of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners would not change as a result of the drop down transaction. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The adoption of this guidance will have no impact on our consolidated financial statements and footnote disclosures as we have historically allocated earnings or losses of a transferred business before the date of applicable dropdown transactions to the general partner for purposes of calculating earnings per share.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which amends FASB ASC Topic 330, Inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value and eliminates the option that currently exists for measuring inventory at market value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This ASU should be applied prospectively with earlier application permitted as of the beginning of an interim period or annual reporting period. We anticipate that the adoption of this guidance will have minimal impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends FASB ASC Topic 805, Business Combinations. This ASU eliminates the requirement to retrospectively adjust provisional amounts recognized at the acquisition dates of business combinations. Rather, this ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for fiscal years beginning after

December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. We anticipate that the adoption of this guidance will have minimal impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends FASB ASC Topic 740, Income Taxes. Current GAAP requires an entity to separate income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. We have elected to early adopt this ASU for the year ended December 31, 2015 on a prospective basis. As we do not present a classified statement of position, this ASU will not have an impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.

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
Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These risks and uncertainties may include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
Market Risk
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of December 31, 2015, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $1.5 billion, $79 million and $2.6 billion, respectively. However, as of December 31, 2015, we estimate that the impact to our share of the net gain from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 45% in these Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 55% of the change in fair value.
Foreign Exchange Rate Risk
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
Automotive
Our Automotive segment is exposed to certain global market risks, including foreign currency exchange risk, commodity price risk, and interest rate risk associated with its debt.
Foreign Currency Exchange Rate Risk
Federal-Mogul has currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate. At December 31, 2015, Federal-Mogul's most significant foreign currency exposures were Brazilian real, British pound, Chinese yuan renminbi, euro, Indian rupee, and Mexican peso. Historically, Federal-Mogul has reduced its exposure through financial instruments (hedges) that provide offsets or limits to its exposures, which are opposite to the underlying transactions. Federal-Mogul did not hold any foreign currency price hedge contracts at December 31, 2015 and December 31, 2014.
Federal-Mogul is exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect Federal-Mogul's financial condition.
Federal-Mogul recorded translation losses in accumulated other comprehensive income of $237 million and $248 million for the year ended December 31, 2015 and 2014, respectively, and recorded translation losses in earnings of $3 million and $7 million for the year ended December 31, 2015 and 2014, respectively.
Commodity Price Risk
Commodity swaps/average rate forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The net fair value of Federal-Mogul's contracts was a liability of approximately $3 million and approximately $1 million at December 31, 2015 and 2014, respectively. At December 31, 2015, we performed a sensitivity analysis to assess the effects of a 10% adverse change in commodity prices. Based upon the analysis performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.
Interest Rate Risk
Federal-Mogul's exposure to market risk associated with changes in interest rates relate primarily to its debt obligations. At December 31, 2015 and 2014, Federal-Mogul had approximately $3.1 billion and $2.7 billion, respectively, of debt which primarily bear variable interest rates. At December 31, 2015 and 2014, Federal-Mogul did not have any interest rate swap positions to manage interest rate exposures. Federal-Mogul's term loans which represent approximately $2.6 billion of its debt at December 31, 2015 is not sensitive to changes in market interest rate because the market rate is substantially below the interest rate floor within its credit agreement. Therefore, an adverse market change in interest rates of 10% would have no effect on cash flows. Federal-Mogul's revolving line of credit also has variable market interest rates and the effect on cash flow from a 10% adverse change in market rates would be de minimis. Federal-Mogul's remaining debt consists of foreign debt with primarily variable interest rates; an adverse market change in interest rates of 10% with respect to these foreign debt would not materially affect our consolidated financial position, results of operations or cash flows.
Energy
The risk inherent in our Energy segment's market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. None of our Energy segment's market risk sensitive instruments are held for trading.

Commodity Price Risk
Our Energy segment's petroleum business, as a manufacturer of refined petroleum products, and the nitrogen fertilizer business, as a manufacturer of nitrogen fertilizer products, all of which are commodities, have exposure to market pricing for products sold in the future. In order to realize value from our Energy segment's processing capacity, a positive spread between the cost of raw materials and the value of finished products must be achieved (i.e., gross margin or crack spread). The physical commodities that comprise our raw materials and finished goods are typically bought and sold at a spot or index price that can be highly variable.
Our Energy segment's petroleum business uses a crude oil purchasing intermediary, Vitol, to purchase the majority of its non-gathered crude oil inventory for the refineries, which allows it to take title to and price its crude oil at locations in close proximity to the refineries, as opposed to the crude oil origination point, reducing its risk associated with volatile commodity prices by shortening the commodity conversion cycle time. The commodity conversion cycle time refers to the time elapsed between raw material acquisition and the sale of finished goods. In addition, the petroleum business seeks to reduce the variability of commodity price exposure by engaging in hedging strategies and transactions that will serve to protect gross margins as forecasted in the annual operating plan. Accordingly, the petroleum business uses commodity derivative contracts to economically hedge future cash flows (i.e., gross margin or crack spreads) and product inventories. With regard to its hedging activities, the petroleum business may enter into, or have entered into, derivative instruments which serve to:

•	lock in or fix a percentage of the anticipated or planned gross margin in future periods when the derivative market offers commodity spreads that generate positive cash flows;

•	hedge the value of inventories in excess of minimum required inventories; and

•	manage existing derivative positions related to change in anticipated operations and market conditions.
Further, CVR's petroleum business intends to engage only in risk-mitigating activities directly related to its businesses. The nitrogen fertilizer business has not historically hedged for commodity prices.
Basis Risk
The effectiveness of our Energy segment's derivative strategies is dependent upon the correlation of the price index utilized for the hedging activity and the cash or spot price of the physical commodity for which price risk is being mitigated. Basis risk is a term our Energy segment uses to define that relationship. Basis risk can exist due to several factors including time or location differences between the derivative instrument and the underlying physical commodity. The selection of the appropriate index to utilize in a hedging strategy is a prime consideration in our Energy segment's basis risk exposure.
Examples of CVR's basis risk exposure are as follows:

•
Time Basis - In entering over-the-counter swap agreements, the settlement price of the swap is typically the average price of the underlying commodity for a designated calendar period. This settlement price is based on the assumption that the underlying physical commodity will price ratably over the swap period. If the commodity does not move ratably over the periods, then weighted-average physical prices will be weighted differently than the swap price as the result of timing.

•
Location Basis - In hedging NYMEX crack spreads, CVR may be subject to location basis as the settlement of NYMEX refined products (related more to New York Harbor cash markets) may differ from the prices of refined products in CVR's Group 3 pricing area.

Price and Basis Risk Management Activities
In the event CVR's inventories exceed its petroleum business' target base level of inventories, CVR may enter into commodity derivative contracts to manage price exposure to its inventory positions that are in excess of its base level. Excess inventories typically result from plant operations, such as a turnaround or other plant maintenance.
To reduce the basis risk between the price of products for Group 3 and that of the NYMEX associated with selling forward derivative contracts for NYMEX crack spreads, the petroleum business may enter into basis swap positions to lock the price difference. If the difference between the price of products on the NYMEX and Group 3 (or some other price benchmark as specified in the swap) is different than the value contracted in the swap, then it will receive from or owe to the counterparty the difference on each unit of product contracted in the swap, thereby completing the locking of its margin. An example of the petroleum business' use of a basis swap is in the winter heating oil season. The risk associated with not hedging the basis when using NYMEX forward contracts to fix future margins is if the crack spread increases based on prices traded on NYMEX while

Group 3 pricing remains flat or decreases then we would be in a position to lose money on the derivative position while not earning an offsetting additional margin on the physical position based on the Group 3 pricing.
From time to time, the petroleum business also holds various NYMEX positions through a third-party clearing house. At December 31, 2015, CVR Refining had no open commodity positions. At December 31, 2015, CVR Refining's account balance maintained at the third-party clearing house totaled approximately $8 million, which is reflected on the consolidated balance sheets in cash and cash equivalents. NYMEX transactions conducted for the year ended December 31, 2015 resulted in gain on derivatives, net of approximately $3 million.
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheets with changes in fair value currently recognized in the consolidated statements of operations. At December 31, 2015, CVR Refining had open commodity hedging instruments consisting of 2.5 million barrels of crack spreads primarily to fix the margin on a portion of its future distillate production. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of $2.5 million. Additionally, at December 31, 2015, the CVR Refining had open commodity hedging instruments consisting of 1.4 million barrels to fix the price on a portion of its future crude oil purchases and the basis on a portion of its future product sales. A change of $1.00 per barrel in the fair value of the benchmark crude or product basis would result in an increase or decrease in the related fair value of the commodity hedging instruments of $1.4 million. The fair value of the outstanding contracts at December 31, 2015 was a net unrealized gain of approximately $45 million.
Interest Rate Risk
As of December 31, 2015 and prior to the expiration of the interest rate swaps on February 12, 2016, CVR Partners had exposure to interest rate risk on 50% of its $125 million floating rate term debt. A 1.0% increase over the Eurodollar floor spread of 3.5%, as specified in the credit agreement, would increase interest cost to CVR Partners by approximately $625,000 on an annualized basis, thus decreasing net income by the same amount.
Subsequent to the expiration of the interest rate swaps on February 12, 2016, CVR Partners has exposure to interest rate risk on 100% of its $125 million floating rate debt. A 1.0% increase over the Eurodollar floor spread of 3.5%, as specified in the credit agreement, would increase interest cost to CVR Partners by approximately $1.3 million on an annualized basis, thus decreasing net income by the same amount.
The credit facility expires on April 13, 2016. CVR Partners is considering capital structure and refinancing options associated with the credit facility maturity. The credit facility is discussed in Note 10, "Debt - Energy," and the interest rate swap agreements are discussed in Note 7, "Financial Instruments - Energy," to the consolidated financial statements.
Railcar
Our Railcar segment is exposed to price risks associated with the purchase of raw materials, especially steel and heavy castings. The cost of steel, heavy castings and all other materials used in the production of railcars represents a significant amount of the direct manufacturing costs per railcar. Given the significant volatility in the price of raw materials, this exposure can affect the costs of production. Our Railcar segment believes that the risk to its margins and profitability has been somewhat reduced by the variable pricing provisions generally included in its railcar sales contracts. These provisions adjust the purchase prices of the railcars to reflect fluctuations in the cost of certain raw materials and components and, as a result, our Railcar segment is generally able to pass on to its customers most increases in raw material and component costs with respect to the railcars it plans to produce and deliver to them. Our Railcar segment believes that it currently has good supplier relationships and does not currently anticipate that material constraints will limit its production capacity. Such constraints may exist if railcar production were to increase beyond current levels, or other economic changes were to occur that affect the availability of certain raw materials.
Our Railcar segment's financial results could be affected by changes in interest rates due to the impact those changes have on its variable rate debt obligation as of December 31, 2015. A one percentage point increase in the rate would have had an $11 million impact on our Railcar segment's interest expense.

Gaming
Interest Rate Risk
Tropicana's primary exposure to market risk is interest rate risk associated with its Term Loan Facility that bears interest based on floating rates. Based on Tropicana's borrowings as of December 31, 2015, assuming a 1% increase over the 4.0% floor specified in its Term Loan Facility, Tropicana's annual interest cost would change by approximately $3 million.
Mining
Commodity Price Risk
Ferrous Resources’ revenues are based on the sale of iron ore fines. Our Mining segment's financial results can vary significantly as a result of fluctuations in the market prices of iron ore. International prices for this commodity have fluctuated historically and are affected by numerous factors beyond Ferrous Resources' control. The price index that is utilized in our Mining segment's iron ore sales contracts is the Platts 62 percent Fe fines spot rate pricing, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply. Our Mining segment estimates that a hypothetical 10% adverse movement in the international price of iron ore for the period June 1, 2015 through December 31, 2015 would have decreased net income attributable to Icahn Enterprises for our Mining segment by $2 million.
Foreign Currency Risk
Ferrous Resources' principal objective is to produce iron ore which is typically priced in U.S. dollars. The majority of its funding and cash balances are also denominated in U.S. dollars. A proportion of Ferrous Resources' costs are incurred in Brazilian reals while significant capital expenditures are expected to be incurred in U.S. dollars. Accordingly, our Mining segment's financial results may be impacted by exchange rate fluctuations between the U.S. dollar and the Brazilian real. Our Mining segment estimates that a hypothetical 10% adverse movement of the Brazilian real against the U.S. dollar during the period June 1, 2015 through December 31, 2015 would have decreased net income attributable to Icahn Enterprises for our Mining segment by $4 million.
Holding Company
Interest Rate Risk
The fair values of our long-term debt and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Historically, the Holding Company does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Holding Company has predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At December 31, 2015, all of the Holding Company's debt had fixed rates and therefore would not be subject to fluctuations in interest rates.
Market Risk
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
Based on sensitivity analysis for our equity price risks as of December 31, 2015, the effect of a hypothetical 10% adverse change in market prices would result in loss of approximately $33 million. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of equity markets.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Icahn Enterprises L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion.

/s/GRANT THORNTON LLP

New York, New York
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises Holdings L.P.

We have audited the accompanying consolidated balance sheets of Icahn Enterprises Holdings L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Icahn Enterprises Holdings L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/GRANT THORNTON LLP

New York, New York
February 29, 2016

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$2,078	$2,908
Cash held at consolidated affiliated partnerships and restricted cash	1,282	1,439
Investments	15,351	14,480
Accounts receivable, net	1,685	1,691
Inventories, net	2,259	1,879
Property, plant and equipment, net	9,535	8,812
Goodwill	1,504	2,000
Intangible assets, net	1,108	1,088
Other assets	1,640	1,493
Total Assets	$36,442	$35,790
LIABILITIES AND EQUITY
Accounts payable	$1,416	$1,387
Accrued expenses and other liabilities	1,828	2,248
Deferred tax liability	1,197	1,255
Securities sold, not yet purchased, at fair value	794	334
Due to brokers	7,317	5,197
Post-employment benefit liability	1,224	1,391
Debt	12,633	11,588
Total liabilities	26,409	23,400

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 131,481,059 and 123,103,414 units issued and outstanding at December 31, 2015 and 2014, respectively	4,244	5,672
General partner	(257)	(229)
Equity attributable to Icahn Enterprises	3,987	5,443
Equity attributable to non-controlling interests	6,046	6,947
Total equity	10,033	12,390
Total Liabilities and Equity	$36,442	$35,790

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Net sales	$14,604	$18,072	$17,785
Other revenues from operations	1,386	1,250	988
Net (loss) gain from investment activities	(987)	(564)	1,694
Interest and dividend income	194	217	194
Other income, net	75	182	21
	15,272	19,157	20,682
Expenses:
Cost of goods sold	12,741	16,485	15,809
Other expenses from operations	643	613	504
Selling, general and administrative	1,908	1,625	1,417
Restructuring	97	84	50
Impairment	788	135	16
Interest expense	1,154	847	560
	17,331	19,789	18,356
(Loss) income before income tax (expense) benefit	(2,059)	(632)	2,326
Income tax (expense) benefit	(68)	103	118
Net (loss) income	(2,127)	(529)	2,444
Less: net loss (income) attributable to non-controlling interests	933	156	(1,419)
Net (loss) income attributable to Icahn Enterprises	$(1,194)	$(373)	$1,025

Net (loss) income attributable to Icahn Enterprises allocable to:
Limited partners	$(1,170)	$(366)	$1,005
General partner	(24)	(7)	20
	$(1,194)	$(373)	$1,025

Basic (loss) income per LP unit	$(9.29)	$(3.08)	$9.14
Basic weighted average LP units outstanding	126	119	110

Diluted (loss) income per LP unit	$(9.29)	$(3.08)	$9.07
Diluted weighted average LP units outstanding	126	119	111
Cash distributions declared per LP unit	$6.00	$6.00	$4.50

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2015	2014	2013

Net (loss) income	$(2,127)	$(529)	$2,444
Other comprehensive (loss) income, net of tax:
Post-employment benefits	60	(228)	175
Hedge instruments	1	—	8
Translation adjustments and other	(225)	(260)	(6)
Other comprehensive (loss) income, net of tax	(164)	(488)	177
Comprehensive (loss) income	(2,291)	(1,017)	2,621
Less: Comprehensive loss (income) attributable to non-controlling interests	973	278	(1,463)
Comprehensive (loss) income attributable to Icahn Enterprises	$(1,318)	$(739)	$1,158

Comprehensive (loss) income attributable to Icahn Enterprises allocable to:
Limited partners	$(1,292)	$(724)	$1,135
General partner	(26)	(15)	23
	$(1,318)	$(739)	$1,158

Accumulated other comprehensive loss was $1,457 million and $1,293 million at December 31, 2015 and 2014, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, except units)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	$(244)	$4,913	$4,669	$5,147	$9,816
Net income	20	1,005	1,025	1,419	2,444
Other comprehensive income	3	130	133	44	177
Partnership contributions	12	581	593	—	593
Partnership distributions	(1)	(50)	(51)	—	(51)
Investment segment contributions	—	—	—	46	46
Distributions paid to non-controlling interests in subsidiary	—	—	—	(379)	(379)
Proceeds from subsidiary equity offerings	2	88	90	966	1,056
Acquisition of ARL	(5)	(237)	(242)	—	(242)
Changes in subsidiary equity and other	(3)	(122)	(125)	(26)	(151)
Balance, December 31, 2013	(216)	6,308	6,092	7,217	13,309
Net loss	(7)	(366)	(373)	(156)	(529)
Other comprehensive loss	(8)	(358)	(366)	(122)	(488)
Partnership distributions	(2)	(123)	(125)	—	(125)
Investment segment contributions	—	—	—	500	500
Distributions paid to non-controlling interests in subsidiary	—	—	—	(642)	(642)
Proceeds from subsidiary equity offerings	—	10	10	150	160
Changes in subsidiary equity and other	4	201	205	—	205
Balance, December 31, 2014	(229)	5,672	5,443	6,947	12,390
Net loss	(24)	(1,170)	(1,194)	(933)	(2,127)
Other comprehensive loss	(2)	(122)	(124)	(40)	(164)
Partnership distributions	(2)	(114)	(116)	—	(116)
Investment segment contributions	—	—	—	276	276
Investment segment distributions	—	—	—	(36)	(36)
Acquisitions	—	—	—	90	90
Distributions to non-controlling interests in subsidiaries	—	—	—	(252)	(252)
Proceeds from subsidiary equity offering	—	—	—	31	31
Changes in subsidiary equity and other	—	(22)	(22)	(37)	(59)
Balance, December 31, 2015	$(257)	$4,244	$3,987	$6,046	$10,033
See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(2,127)	$(529)	$2,444
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (gain) from securities transactions	1,737	(614)	(3,754)
Purchases of securities	(6,552)	(6,523)	(7,425)
Proceeds from sales of securities	4,281	5,079	4,664
Purchases to cover securities sold, not yet purchased	(577)	(980)	(46)
Proceeds from securities sold, not yet purchased	952	342	365
Changes in receivables and payables relating to securities transactions	2,085	2,888	2,715
Loss on extinguishment of debt	2	162	—
Depreciation and amortization	863	809	742
Impairment	788	135	16
Deferred taxes	(30)	(191)	(157)
Other, net	(58)	(2)	73
Changes in operating assets and liabilities:
Changes in cash held at consolidated affiliated partnerships and restricted cash	168	(1,045)	591
Accounts receivable, net	43	103	26
Inventories, net	(74)	82	39
Other assets	(234)	(136)	(154)
Accounts payable	(32)	(21)	31
Accrued expenses and other liabilities	(521)	51	547
Net cash (used in) provided by operating activities	714	(390)	717
Cash flows from investing activities:
Capital expenditures	(1,359)	(1,411)	(1,161)
Acquisition of ARL	—	—	(279)
Acquisitions of businesses, net of cash acquired	(855)	(558)	(6)
Purchases of investments	(311)	(78)	(86)
Other, net	174	90	76
Net cash used in investing activities	(2,351)	(1,957)	(1,456)
Cash flows from financing activities:
Investment segment distributions	(36)	—	(185)
Investment segment contributions	276	500	46
Partnership contributions	—	—	593
Partnership distributions	(116)	(125)	(51)
Proceeds from offering of subsidiary equity	31	188	1,308
Distributions to non-controlling interests in subsidiaries	(252)	(642)	(379)
Proceeds from issuance of senior unsecured notes	—	4,991	493
Repayments of senior unsecured notes	—	(3,625)	—
Proceeds from other borrowings	1,972	4,794	591
Repayments of borrowings	(972)	(4,031)	(1,526)
Other, net	(77)	(42)	18
Net cash provided by financing activities	826	2,008	908
Effect of exchange rate changes on cash and cash equivalents	(7)	(10)	(14)
Net change in cash of assets held for sale	(12)	—	—
Net (decrease) increase in cash and cash equivalents	(830)	(349)	155
Cash and cash equivalents, beginning of period	2,908	3,257	3,102
Cash and cash equivalents, end of period	$2,078	$2,908	$3,257

Supplemental information:
Cash payments for interest, net of amounts capitalized	$602	$607	$482
Net cash (receipts) payments for income taxes	$(1)	$115	$126
Fair value of investment in Ferrous Resources prior to acquisition of a controlling interest	$36	$—	$—
Distribution payable to Icahn Enterprises unitholders	$—	$—	$142
Non-cash investment segment contribution	$—	$—	$185
Non-cash capital expenditures additions included in liabilities	$35	$70	$36

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$2,078	$2,908
Cash held at consolidated affiliated partnerships and restricted cash	1,282	1,439
Investments	15,351	14,480
Accounts receivable, net	1,685	1,691
Inventories, net	2,259	1,879
Property, plant and equipment, net	9,535	8,812
Goodwill	1,504	2,000
Intangible assets, net	1,108	1,088
Other assets	1,664	1,516
Total Assets	$36,466	$35,813
LIABILITIES AND EQUITY
Accounts payable	$1,416	$1,387
Accrued expenses and other liabilities	1,828	2,248
Deferred tax liability	1,197	1,255
Securities sold, not yet purchased, at fair value	794	334
Due to brokers	7,317	5,197
Post-employment benefit liability	1,224	1,391
Debt	12,633	11,588
Total liabilities	26,409	23,400

Commitments and contingencies (Note 17)

Equity:
Limited partner	4,310	5,751
General partner	(299)	(285)
Equity attributable to Icahn Enterprises Holdings	4,011	5,466
Equity attributable to non-controlling interests	6,046	6,947
Total equity	10,057	12,413
Total Liabilities and Equity	$36,466	$35,813

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Net sales	$14,604	$18,072	$17,785
Other revenues from operations	1,386	1,250	988
Net (loss) gain from investment activities	(987)	(564)	1,694
Interest and dividend income	194	217	194
Other income, net	75	182	21
	15,272	19,157	20,682
Expenses:
Cost of goods sold	12,741	16,485	15,809
Other expenses from operations	643	613	504
Selling, general and administrative	1,908	1,625	1,417
Restructuring	97	84	50
Impairment	788	135	16
Interest expense	1,153	846	560
	17,330	19,788	18,356
(Loss) income before income tax (expense) benefit	(2,058)	(631)	2,326
Income tax (expense) benefit	(68)	103	118
Net (loss) income	(2,126)	(528)	2,444
Less: net loss (income) attributable to non-controlling interests	933	156	(1,419)
Net (loss) income attributable to Icahn Enterprises Holdings	$(1,193)	$(372)	$1,025

Net (loss) income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(1,181)	$(368)	$1,015
General partner	(12)	(4)	10
	$(1,193)	$(372)	$1,025

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2015	2014	2013

Net (loss) income	$(2,126)	$(528)	$2,444
Other comprehensive (loss) income, net of tax:
Post-employment benefits	60	(228)	175
Hedge instruments	1	—	8
Translation adjustments and other	(225)	(260)	(6)
Other comprehensive (loss) income, net of tax	(164)	(488)	177
Comprehensive (loss) income	(2,290)	(1,016)	2,621
Less: Comprehensive loss (income) attributable to non-controlling interests	973	278	(1,463)
Comprehensive (loss) income attributable to Icahn Enterprises Holdings	$(1,317)	$(738)	$1,158

Comprehensive (loss) income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(1,304)	$(731)	$1,146
General partner	(13)	(7)	12
	$(1,317)	$(738)	$1,158

Accumulated other comprehensive loss was $1,457 million and $1,293 million at December 31, 2015 and 2014, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	$(293)	$4,984	$4,691	$5,147	$9,838
Net income	10	1,015	1,025	1,419	2,444
Other Comprehensive income	2	131	133	44	177
Partnership contributions	6	587	593	—	593
Partnership distributions	(1)	(50)	(51)	—	(51)
Investment segment contributions	—	—	—	46	46
Distributions paid to non-controlling interests in subsidiary	—	—	—	(379)	(379)
Proceeds from subsidiary equity offerings	1	89	90	966	1,056
Acquisition of ARL	(3)	(239)	(242)	—	(242)
Changes in subsidiary equity and other	(1)	(124)	(125)	(26)	(151)
Balance, December 31, 2013	(279)	6,393	6,114	7,217	13,331
Net loss	(4)	(368)	(372)	(156)	(528)
Other comprehensive loss	(3)	(363)	(366)	(122)	(488)
Partnership distributions	(1)	(124)	(125)	—	(125)
Investment segment contributions	—	—	—	500	500
Distributions paid to non-controlling interests in subsidiary	—	—	—	(642)	(642)
Proceeds from subsidiary equity offerings	—	10	10	150	160
Changes in subsidiary equity and other	2	203	205	—	205
Balance, December 31, 2014	(285)	5,751	5,466	6,947	12,413
Net loss	(12)	(1,181)	(1,193)	(933)	(2,126)
Other comprehensive loss	(1)	(123)	(124)	(40)	(164)
Partnership distributions	(1)	(115)	(116)	—	(116)
Investment segment contributions	—	—	—	276	276
Investment segment distributions	—	—	—	(36)	(36)
Acquisitions	—	—	—	90	90
Distributions to non-controlling interests in subsidiaries	—	—	—	(252)	(252)
Subsidiary equity offering	—	—	—	31	31
Changes in subsidiary equity and other	—	(22)	(22)	(37)	(59)
Balance, December 31, 2015	$(299)	$4,310	$4,011	$6,046	$10,057

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(2,126)	$(528)	$2,444
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (gain) from securities transactions	1,737	(614)	(3,754)
Purchases of securities	(6,552)	(6,523)	(7,425)
Proceeds from sales of securities	4,281	5,079	4,664
Purchases to cover securities sold, not yet purchased	(577)	(980)	(46)
Proceeds from securities sold, not yet purchased	952	342	365
Changes in receivables and payables relating to securities transactions	2,085	2,888	2,715
Loss on extinguishment of debt	2	162	—
Depreciation and amortization	862	808	742
Impairment	788	135	16
Deferred taxes	(30)	(191)	(157)
Other, net	(58)	(2)	73
Changes in operating assets and liabilities:
Changes in cash held at consolidated affiliated partnerships and restricted cash	168	(1,045)	591
Accounts receivable, net	43	103	26
Inventories, net	(74)	82	39
Other assets	(234)	(136)	(154)
Accounts payable	(32)	(21)	31
Accrued expenses and other liabilities	(521)	51	547
Net cash (used in) provided by operating activities	714	(390)	717
Cash flows from investing activities:
Capital expenditures	(1,359)	(1,411)	(1,161)
Acquisition of ARL	—	—	(279)
Acquisitions of businesses, net of cash acquired	(855)	(558)	(6)
Purchases of investments	(311)	(78)	(86)
Other, net	174	90	76
Net cash used in investing activities	(2,351)	(1,957)	(1,456)
Cash flows from financing activities:
Investment segment distributions	(36)	—	(185)
Investment segment contributions	276	500	46
Partnership contributions	—	—	593
Partnership distributions	(116)	(125)	(51)
Proceeds from offering of subsidiary equity	31	188	1,308
Distributions to non-controlling interests in subsidiaries	(252)	(642)	(379)
Proceeds from issuance of senior unsecured notes	—	4,991	493
Repayments of senior unsecured notes	—	(3,625)	—
Proceeds from other borrowings	1,972	4,794	591
Repayments of borrowings	(972)	(4,031)	(1,526)
Other, net	(77)	(42)	18
Net cash provided by financing activities	826	2,008	908
Effect of exchange rate changes on cash and cash equivalents	(7)	(10)	(14)
Net change in cash of assets held for sale	(12)	—	—
Net (decrease) increase in cash and cash equivalents	(830)	(349)	155
Cash and cash equivalents, beginning of period	2,908	3,257	3,102
Cash and cash equivalents, end of period	$2,078	$2,908	$3,257

Supplemental information:
Cash payments for interest, net of amounts capitalized	$602	$607	$482
Net cash (receipts) payments for income taxes	$(1)	$115	$126
Fair value of investment in Ferrous Resources prior to acquisition of a controlling interest	$36	$—	$—
Distribution payable to Icahn Enterprises unitholders	$—	$—	$142
Non-cash investment segment contribution	$—	$—	$185
Non-cash capital expenditures additions included in liabilities	$35	$70	$36

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," and the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 117,033,818, or approximately 89.0%, of Icahn Enterprises' outstanding depositary units as of December 31, 2015.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Mining, Food Packaging, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with the Holding Company. Further information regarding our continuing reportable segments is contained in Note 3, “Operating Units,” and Note 13, “Segment and Geographic Reporting.”
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
During the year ended December 31, 2015, our Automotive made several acquisitions which were not material, individually or in the aggregate, to our consolidated financial statements. In addition, during 2015, we acquired a controlling interest in Ferrous Resources Limited ("Ferrous Resources"), constituting our Mining segment, which was not material, individually or in the aggregate (when combined with other acquisitions) to our consolidated financial statements. See Note 3, "Operating Units," for further discussion regarding these acquisitions.

2.	Summary of Significant Accounting Policies.
As discussed in Note 1, “Description of Business and Basis of Presentation,” we operate in several diversified segments. The accounting policies related to the specific segments or industries are differentiated, as required, in the list of significant accounting policies set out below.
Principles of Consolidation
As of December 31, 2015, our consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to those entities in which we have a controlling interest as a general partner interest. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; and (2) for limited partnership entities, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.

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
Use of Estimates in Preparation of Financial Statements
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. The more significant estimates include: (1) the valuation allowances of accounts receivable and inventory; (2) the valuation of goodwill, indefinite-lived intangible assets and long-lived assets; (3) deferred tax assets; (4) environmental liabilities; (5) fair value of investments and derivatives; and (6) post-employment benefit liabilities. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.
Cash and Cash Equivalents
We consider short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents.
Cash Held at Consolidated Affiliated Partnerships and Restricted Cash
Cash held at consolidated affiliated partnerships primarily consists of cash and cash equivalents held by our Investment Funds (as defined herein) that, although not legally restricted, is not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises. Restricted cash primarily relates to cash pledged and held for margin requirements on derivative transactions.
Our consolidated restricted cash balance was $966 million and approximately $1.3 billion as of December 31, 2015 and 2014, respectively.
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
Investments held by the Investment segment are accounted for as trading securities. Our Investment segment applies the fair value option to those investments that are otherwise subject to the equity method.
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
Due From Brokers.   Due from brokers represents cash balances with the Investment Funds' clearing brokers and is included in other assets in the consolidated balance sheets. These funds as well as fully-paid for and marginable securities are essentially restricted to the extent that they serve as collateral against securities sold, not yet purchased.  Due from brokers may also include unrestricted balances with derivative counterparties.
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
See Note 5, “Investments and Related Matters,” and Note 6, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of December 31, 2015 was approximately $12.6 billion and $12.2 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2014 was each approximately $11.6 billion.
Fair Value Option for Financial Assets and Financial Liabilities
The fair value option gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value pursuant to the provisions of Financial Accounting Standards Board ("FASB") ASC Topic 825, Financial Instruments. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. In estimating the fair value for financial instruments for which the fair value option has been elected, we use the valuation methodologies in accordance to where the financial instruments are classified within the fair value hierarchy as discussed in Note 6, “Fair Value Measurements.” For our Investment segment, we apply the fair value option to our investments that would otherwise be accounted under the equity method.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives
From time to time, our subsidiaries enter into derivative contracts, including purchased and written option contracts, swap contracts, futures contracts and forward contracts. U.S. GAAP requires recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of accumulated other comprehensive loss and subsequently recognized in earnings when the hedged item affects earnings. The change in fair value of the ineffective portion of a financial instrument, determined using the hypothetical derivative method, is recognized in earnings immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in earnings. Cash flows related to hedging activities are included in the operating section of the consolidated statements of cash flows. For further information regarding our derivative contracts, see Note 7, “Financial Instruments.”
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
Inventories, Net
Inventories, net consists of the following:

	December 31,
	2015	2014
	(in millions)
Raw materials	$457	$450
Work in process	292	244
Finished goods	1,510	1,185
	$2,259	$1,879
Automotive, Railcar, Food Packaging, and Home Fashion Segment Inventories. Our Automotive, Railcar, Food Packaging and Home Fashion segment inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out basis method ("FIFO"), except for IEH Auto which utilizes weighted-average cost. The cost of manufactured goods includes the cost of materials, direct labor and manufacturing overhead. Our Automotive, Railcar, Food Packaging and Home Fashion segments reserve for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.
Energy Inventories. Our Energy segment inventories consist primarily of domestic and foreign crude oil, blending stock and components, work in progress, fertilizer products, and refined fuels and by-products. Inventories are valued at the lower of FIFO cost, or market for fertilizer products, refined fuels and by-products for all periods presented. Refinery unfinished and finished products inventory values were determined using the ability-to-bear process, whereby raw materials and production costs are allocated to work-in-process and finished goods based on their relative fair values. Other inventories, including other raw materials, spare parts and supplies, are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.
Due to the current crude environment and subsequent reduction in sales price for our Energy segment's petroleum business' refined products, our Energy segment recorded a lower of FIFO cost or market inventory adjustment of $37 million for the year ended December 31, 2014.
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
Mining Inventories. Our Mining segment's inventories are valued at the lower of cost or market. Cost includes all costs incurred in the normal course of business in bringing each product to its present location and condition, including direct materials and direct labor costs, and an allocation of production overheads based on normal production capacity. Cost is calculated using weighted average unit cost.
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
Maintenance and repairs are charged to expense as incurred. The cost of additions and improvements is capitalized and depreciated over the remaining useful lives of the assets. Railcars leased to others are stated at cost less accumulated depreciation unless declines in the values of the leased railcars are considered other than temporary, at which time they are written down to net realizable value. Railcars leased to others that were transferred from entities under common control are stated at net book value. Railcars are depreciated on a straight-line basis over 25 to 30 years from the original date placed in service.
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
Mining Properties and Mine Development Expenditures - Mining
The costs of acquiring mineral reserves and resources for our Mining segment are capitalized on the consolidated balance sheets as incurred. Capitalized mineral reserves and mine development expenditures are, upon commencement of commercial production, depreciated using a unit of production method based on the estimated economically recoverable reserves to which they relate, or are written off if abandoned. The net carrying amounts of the mineral reserves and resources and capitalized mine development expenditures at each mine property are reviewed for impairment either individually or at the cash-generating unit level when events and circumstances indicate that the carrying amount may not be recoverable. To the extent the carrying values exceed their recoverable amounts, the excess is recognized as an impairment charge in the statements of operations in the period this is determined.
In our Mining segment's operations, it is necessary to remove overburden and other waste in order to access the ore body. During the pre-production phase, these costs are capitalized as part of the cost of the mine property and depreciated using a units of production method once the mine enters into a full commercial production phase. The costs of removal of the waste material during a mine's production phase are expensed as incurred.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exploration and Evaluation Expenditures - Mining
Exploration and evaluation expenditures relate to costs incurred in the exploration and evaluation of potential mineral reserves and include costs such as exploratory drilling, sample testing and the costs of feasibility studies. For our Mining segment, exploration and evaluation expenditures other than that acquired through the purchase of another mining company, are expensed as incurred.
Purchased exploration and evaluation assets are recognized as assets at their cost of acquisition or at fair value if purchased as part of a business combination.
An impairment review is performed, either individually or at the cash-generating unit level, when there are indicators that the carrying amount of the assets may exceed their recoverable amounts. To the extent the carrying values exceed their recoverable amounts, the excess is recognized as an impairment charge in the statements of operations in the period this is determined. Exploration assets are reassessed on a regular basis and these costs are carried forward provided that certain conditions are met.
Expenditures are transferred to mine development assets once the work completed supports the future development of the property, provided that technical feasibility and commercial viability studies have been successfully completed.
Planned Major Maintenance Costs - Energy
The direct-expense method of accounting is used for planned major maintenance activities. Maintenance costs are recognized as expense when maintenance services are performed. Planned major maintenance activities for CVR's nitrogen plant generally occur every two to three years. The required frequency of planned major maintenance activities varies by unit for the refineries, but generally is every four to five years.
CVR's Coffeyville refinery completed the first phase of its current major scheduled turnaround in the fourth quarter of 2015 and incurred $102 million in turnaround expenses for the year ended December 31, 2015. The second phase is scheduled to begin in late February 2016. In addition, CVR Partners underwent a full facility turnaround in the third quarter of 2015 and incurred $7 million in turnaround expenses for the year ended December 31, 2015
During an outage at CVR's Coffeyville refinery in 2014, our Energy segment accelerated certain planned turnaround activities scheduled for 2015 and incurred $6 million in turnaround expenses for the year ended December 31, 2014. During the fluid catalytic cracking unit ("FCCU") outage at the Wynnewood refinery, our Energy segment accelerated certain planned turnaround activities previously scheduled for 2016 and incurred $1 million in turnaround expenses for the year ended December 31, 2014.
Goodwill and Intangible Assets, Net
Goodwill and indefinite lived intangible assets primarily include trademarks and trade names acquired in acquisitions. For a complete discussion of the impairment of goodwill and indefinite intangible-lived assets related to our various segments, see Note 3, “Operating Units,” and Note 8, “Goodwill and Intangible Assets, Net.”
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
For accounting purposes, earnings prior to dates of acquisitions or investments in joint ventures of entities under common control are excluded from the computation of basic and diluted income per LP unit as such earnings are allocated to our general partner or non-controlling interests. Accordingly, earnings from ARL prior to our investment on October 2, 2013 have been allocated to Mr. Icahn and his affiliates non-controlling interests, and therefore are excluded from the computation of basic and diluted income (loss) per LP unit.
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
Generally, net earnings for U.S. federal income tax purposes are allocated 1.99% and 98.01% between the general partner and the limited partners, respectively, in the same proportion as aggregate cash distributions made to the general partner and the limited partners during the period. This is generally consistent with the manner of allocating net income under our Partnership Agreement; however, it is not comparable to the allocation of net income reflected in our consolidated financial statements.
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
U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely to be recognized upon ultimate settlement with the taxing authority is recorded. See Note 14, “Income Taxes,” for additional information.
Revenue and Expense Recognition
Automotive
Revenue Recognition:   Federal-Mogul records sales when products are shipped and the risks and rewards of ownership have transferred to the customer, the sales price is fixed and determinable, and the collectability of revenue is reasonably assured. Accruals for sales returns and other allowances are provided at point of sale based upon past experience. Adjustments to such returns and allowances are made as new information becomes available.
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
Shipping and Handling Costs:   Federal-Mogul recognizes shipping and handling costs as incurred as a component of cost of products sold in the consolidated statements of operations.
Engineering and Tooling Costs:   Pre-production tooling and engineering costs that Federal-Mogul will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides it with the noncancelable right to use the tools, or the reimbursement of such costs is agreed to by the customer. Pre-production tooling costs that are owned by Federal-Mogul are capitalized as part of machinery and equipment, and are depreciated over the shorter of the tool’s expected life or the duration of the related program.
Research and Development:   Federal-Mogul expenses research and development (“R&D”) costs as incurred. R&D expense, including product engineering and validation costs, was $189 million, $192 million and $177 million for 2015, 2014 and 2013, respectively.
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
Our Energy segment also engages in trading activities, whereby it enters into agreements to purchase and sell refined products with third parties. Our Energy segment acts as a principal in these transactions, taking title to the products in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchases from counterparties, and accepting the risks and rewards of ownership. Our Energy segment records revenue for the gross amount of the sales transactions, and records cost of goods sold in our consolidated financial statements.
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
Mining
Revenue recognition: Our Mining segment recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product and is based on the applicable shipping terms. Revenue is measured at the fair value of the consideration received or receivable, with any adjustments as a result of provisional pricing recorded against revenue.
Railcar
Revenue recognition: Revenues from manufactured railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Amounts billed prior to meeting revenue recognition criteria are accounted for as deferred revenue. Revenues from railcar leasing are recognized on a straight-line basis per terms of the lease. If railcars are sold under a lease that is less than one year old, the proceeds from the railcars sold that were on lease will be shown on a gross basis in revenues and cost of revenues at the time of sale. Sales of leased railcars that have been on lease for more than one year are recognized as a net gain or loss from the disposal of the long-term asset as a component of earnings from operations. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with our Railcar segment's contractual terms. Revenues from railcar maintenance services are recognized upon completion and shipment of railcars from ARI's plants. Our Railcar segment does not currently bundle railcar service contracts with new railcar sales. Revenues from engineering and field services are recognized as performed.
Our Railcar segment records amounts billed to customers for shipping and handling as part of net sales and other revenues from operations in our consolidated statements of operations and records related costs in cost of goods sold and other expenses from operations.
Our Railcar segment presents any sales tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on a net basis.
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
Adoption of New Accounting Standards
In April 2014, the FASB issued ASU No. 2014-08, which amends FASB ASC Topic 205, Presentation of Financial Statements and FASB ASC Topic 360, Property, Plant, and Equipment. This ASU is effective on a prospective basis applicable to activities that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and changes the requirements for reporting discontinued operations. We adopted ASU No. 2014-08 during the first quarter of 2015 and believe that this guidance will reduce the number of dispositions that would qualify for discontinued operations at our parent company level, thereby reducing the complexity associated with the reporting and disclosure requirements of discontinued operations that would have been otherwise required previously.
In January 2015, the FASB issued ASU No. 2015-01, which amends FASB ASC Topic 220-20, Income Statement - Extraordinary and Unusual Items. This ASU eliminates from GAAP the concept of extraordinary items. Although the ASU will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from the beginning of the fiscal year of adoption. We adopted ASU No. 2015-01 during the first quarter of 2015, which had no impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. Early adoption is permitted only as of the annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In June 2014, the FASB issued ASU No. 2014-12, which amends FASB ASC Topic 718, Compensation-Stock Compensation. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in FASB ASC Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. We believe that the adoption of this guidance will not have a material impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In February 2015, the FASB issued ASU No. 2015-02, which amends FASB ASC Topic 810, Consolidations. This ASU amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. This ASU requires that limited partnerships and similar legal entities provide partners with either substantive kick-out rights or substantive participating rights over the general partner in order to be considered a voting interest entity. The specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership. For limited partnerships and similar legal entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. The standard is effective for annual periods beginning after December 15, 2015. We believe that the adoption of this guidance will not have a material effect on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends FASB ASC Subtopic 835-30, Interest - Imputation of Interest. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Given the absence of authoritative guidance within this ASU regarding debt issuance costs related to line-of-credit, the SEC staff has stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement. The standard is effective for interim and annual periods beginning after December 15, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. We expect that the adoption of this new guidance will generally result in a reclassification of debt issuance costs on our consolidated balance sheets.
In April 2015, the FASB issued ASU No. 2015-06, Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, which amends FASB ASC Topic 260, Earnings Per Share. This ASU requires that for purposes of calculating earnings per share under the two-class method, the earnings or losses of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners would not change as a result of the drop down transaction. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The adoption of this guidance will have no impact on our consolidated financial statements and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

footnote disclosures as we have historically allocated earnings or losses of a transferred business before the date of applicable dropdown transactions to the general partner for purposes of calculating earnings per share.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which amends FASB ASC Topic 330, Inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value and eliminates the option that currently exists for measuring inventory at market value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This ASU should be applied prospectively with earlier application permitted as of the beginning of an interim period or annual reporting period. We anticipate that the adoption of this guidance will have minimal impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends FASB ASC Topic 805, Business Combinations. This ASU eliminates the requirement to retrospectively adjust provisional amounts recognized at the acquisition dates of business combinations. Rather, this ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. We anticipate that the adoption of this guidance will have minimal impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends FASB ASC Topic 740, Income Taxes. Current GAAP requires an entity to separate income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. We have elected to early adopt this ASU for the year ended December 31, 2015 on a prospective basis. As we do not present a classified statement of position, this ASU will not have an impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
Filing Status of Subsidiaries
Federal-Mogul Corporation (“Federal-Mogul”), CVR Energy, Inc. ("CVR"), American Railcar Industries, Inc. (“ARI”) and Tropicana Entertainment Inc. (“Tropicana”) are each a public reporting entity under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and file annual, quarterly and current reports and proxy and information statements with the Securities and Exchange Commission ("SEC"). Each of these reports is publicly available at www.sec.gov.

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
The fair value of our interest in the Investment Funds was approximately $3.4 billion and $4.3 billion as of December 31, 2015 and 2014, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Automotive
As of December 31, 2015, we conduct our Automotive segment through our majority ownership in Federal-Mogul and our wholly owned subsidiary, IEH Auto Parts Holding LLC ("IEH Auto"), which acquired certain automotive assets of Uni-Select, Inc. through an acquisition that was consummated during the second quarter of 2015 (see below for further discussion).
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
Federal-Mogul operates with two end-customer focused businesses. The Powertrain business unit focuses on original equipment products for automotive, heavy duty and industrial applications. The Motorparts business unit sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. This organizational model allows for a strong product line focus benefiting both original equipment and aftermarket customers and enables the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic and acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
IEH Auto has 34 distribution centers and satellite locations and 264 corporate-owned parts stores in the United States and supports a network of more than 2,000 independent parts stores. IEH Auto operates independently of Federal-Mogul.
Transactions between Federal-Mogul and IEH Auto have been eliminated in consolidation.
Federal-Mogul Reorganization
On September 3, 2014, Federal-Mogul announced its plan to separate its Powertrain and Motorparts businesses into two independent, publicly-traded companies serving the global original equipment and aftermarket industries.
On February 24, 2015, Federal-Mogul announced that it would defer the previously announced spin-off of its Motorparts business to allow for the integration of its recently completed brake component, chassis and valvetrain acquisitions and to recognize the benefits of the strategic initiatives in the Motorparts business. As a result of the deferral and the recent closing of the acquisition of TRW's (as defined below) valvetrain business, Federal-Mogul commenced a common stock rights offering to strengthen its balance sheet. See below for further information regarding this rights offering.
On January 15, 2016, Federal-Mogul announced it terminated its previously announced spin-off of its Motorparts business. Federal-Mogul will continue to operate in two separate, independent businesses with separate CEOs who will each report directly to Federal-Mogul's board of directors.  The separate businesses more effectively serve their unique markets and allow each operating business to pursue its business strategy and more quickly react to its respective market conditions.
Acquisitions
Pursuant to a certain share and asset purchase agreement dated January 23, 2015, Federal-Mogul completed the acquisition of TRW Automotive Holdings Corp.'s ("TRW") valvetrain business. On February 6, 2015, Federal-Mogul completed the acquisition of certain assets of the TRW's valvetrain business. The business was acquired through a combination of asset and stock purchases for a base purchase price of $309 million. In addition, on July 7, 2015, Federal-Mogul completed the purchase of certain additional business assets of the TRW valvetrain business which were acquired through stock purchases for a base purchase price of $56 million. The purchase includes a $25 million non-controlling interest related to the acquisition of a majority owned entity that Federal-Mogul consolidates into its financial statements. These acquisitions were funded primarily from the Federal-Mogul Replacement Revolving Facility (as defined herein) and is subject to certain customary closing and post-closing adjustments. The purchase of TRW’s valvetrain business adds a new product line to Federal-Mogul's portfolio, strengthens its position as a leading developer and supplier of core components for engines, and enhances its ability to support its customers to improve fuel economy and reduce emissions.
On June 1, 2015, IEH Auto acquired substantially all of the auto parts assets in the United States of Uni-Select, Inc., a leading automotive parts distributor for domestic and imported vehicles, for a purchase price of $325 million. We recorded a gain on acquisition of $5 million, net of taxes, related to this purchase, representing the difference of the fair value of net assets

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquired over the consideration transferred as of the acquisition date. The bargain purchase gain was recorded in other income, net on the consolidated statements of operations. We reassessed whether we had correctly identified all of the assets acquired and all of the liabilities assumed of the IEH Auto business acquisition before recognizing a gain on a bargain purchase. We concluded that we had appropriately reviewed our procedures for measuring and allocating fair values of the IEH Auto business acquisition before recognizing a bargain purchase gain.
The acquisitions of the TRW's valvetrain business, IEH Auto and Ferrous Resources (as discussed below) during the year ended December 31, 2015 are not material, individually or in the aggregate, to our consolidated financial statements.
On February 3, 2016, pursuant to a tender offer, Icahn Enterprises acquired a majority of the outstanding shares of Pep Boys - Manny, Moe & Jack ("Pep Boys"), a leading aftermarket provider of automotive service, tires, parts and accessories across the United States and Puerto Rico. On February 4, 2016, Icahn Enterprises completed the acquisition of the remaining outstanding shares of Pep Boys and our wholly owned subsidiary, IEP Parts Acquisition LLC, merged with and into Pep Boys, with Pep Boys surviving the merger as a wholly owned subsidiary of Icahn Enterprises Holdings. The total value for the acquisition of Pep Boys was approximately $1.2 billion, including the fair value of our equity interest in Pep-Boys just prior to our acquisition of a controlling interest.
Rights Offering
On March 26, 2015, Federal-Mogul received $250 million in connection with its previously announced common stock registered rights offering (the “Federal-Mogul Rights Offering”). In connection with the Federal-Mogul Rights Offering, we fully exercised our subscription rights under our basic and over subscription privileges to purchase additional shares of Federal-Mogul common stock, thereby increasing our ownership of Federal-Mogul, for an aggregate additional investment of $230 million.
As of December 31, 2015, we owned approximately 82.0% of the total outstanding common stock of Federal-Mogul.
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $408 million and $306 million as of December 31, 2015 and 2014, respectively. Of those gross amounts, $401 million and $293 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable; however, as of both December 31, 2015 and 2014, Federal-Mogul had withdrawn all such cash. Proceeds from the transfers of accounts receivable qualifying as sales were approximately $1.6 billion, $1.7 billion and $1.5 billion for the years ended December 31, 2015, 2014 and 2013, respectively.
For the years ended December 31, 2015, 2014 and 2013, expenses associated with transfers of receivables were $9 million, $6 million and $7 million, respectively, and were recorded in the consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $11 million and $17 million at December 31, 2015 and 2014, respectively.
Restructuring
During the years ended December 31, 2015, 2014 and 2013, Federal-Mogul recorded an aggregate of $89 million, $86 million and $40 million in restructuring charges, respectively. These restructuring charges, primarily consisting of employee costs and headcount reductions, pertain to all restructuring programs that Federal-Mogul has initiated in order to improve its operating performance.
Federal-Mogul has approved and initiated restructuring activities as a part of a broader initiative to improve operating performance and reduce costs. As such, Federal-Mogul will continue to evaluate its activities and opportunities to align its business with its executive management's strategy. Restructuring expenses for the year ended December 31, 2015 primarily related to Europe, Middle East and Africa locations aimed at reducing production complexities and reducing inefficiencies in indirect and fixed cost structures. Federal-Mogul expects to complete these programs in 2017 and incur additional

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restructuring charges of approximately $10 million. For programs previously initiated, Federal-Mogul expects to complete these programs in 2018 and incur additional restructuring charges of approximately $10 million.
Energy
We conduct our Energy segment through our majority ownership in CVR. CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia. As of December 31, 2015, following various equity offerings as discussed below, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 66% of the outstanding common units of CVR Refining and 53% of the outstanding common units of CVR Partners. Immediately subsequent to the completion of the pending mergers, as discussed below, it is estimated that CVR will hold approximately 34% of the outstanding common units of CVR Partners and 100% of the general partner interest.
As of December 31, 2015, we owned 82.0% of the total outstanding common stock of CVR. In addition, as of December 31, 2015, as a result of purchasing common units of CVR Refining as discussed below, we directly owned approximately 4.0% of the total outstanding common units of CVR Refining.
CVR Partners - Pending Mergers
On August 9, 2015, CVR Partners entered into an Agreement and Plan of Merger (the "CVR Partners Merger Agreement") with Rentech Nitrogen Partners, L.P., a publicly traded partnership whose common units are listed on the New York Stock Exchange under the ticker symbol "RNF" ("Rentech Nitrogen"), and Rentech Nitrogen GP, LLC ("Rentech Nitrogen GP"), pursuant to which CVR Partners will acquire Rentech Nitrogen and Rentech Nitrogen GP.
Under the terms of the CVR Partners Merger Agreement, holders of common units representing limited partner interests in Rentech Nitrogen ("Rentech Nitrogen common units") eligible to receive consideration will receive 1.04 common units (the "unit consideration") representing limited partner interests in CVR Partners ("CVR Partners common units") and $2.57 in cash, without interest, (the "cash consideration" and together with the unit consideration, the "merger consideration") for each Rentech Nitrogen common unit. Phantom units granted and outstanding under Rentech Nitrogen's equity plans and held by an employee who will continue in the employment of a CVR Partners-affiliated entity upon closing of the CVR Partners Mergers will be canceled and replaced with new incentive awards of substantially equivalent value and on similar terms. Each phantom unit granted and outstanding and held by (i) an employee who will not continue in employment of a CVR Partners-affiliated entity, or (ii) a director of Rentech Nitrogen GP will, upon closing of the CVR Partners Mergers, vest in full and be entitled to receive the merger consideration. The unit consideration is fixed, and the number of units included in the merger consideration will not be adjusted to reflect changes in the price of Rentech Nitrogen common units or CVR Partners common units. CVR Partners is expected to issue approximately 40.7 million CVR Partners common units to former Rentech Nitrogen common unitholders pursuant to the CVR Partners Mergers.
Rentech Nitrogen owns and operates two fertilizer facilities. The facility located in East Dubuque, Illinois produces primarily ammonia and UAN using natural gas as the facility's primary feedstock. The facility located in Pasadena, Texas (the "Pasadena facility") produces ammonium sulfate, ammonium thiosulfate and sulfuric acid, using ammonia and sulfur as the facility's primary feedstocks. Rentech Nitrogen is required to sell or spin off its Pasadena facility as a condition to closing of the CVR Partners Mergers (unless waived), and Rentech Nitrogen common unitholders may receive additional consideration for the Pasadena facility in the event such a sale or spin-off is consummated.
The completion of the CVR Partners Mergers is subject to satisfaction or waiver of certain closing conditions. In addition, the CVR Partners Merger Agreement contains certain termination rights for both CVR Partners and Rentech Nitrogen and further provides that upon termination of the CVR Partners Merger Agreement, under certain circumstances, either party may be required to make an expense reimbursement payment of $10 million, and Rentech Nitrogen may be required to pay CVR Partners a termination fee of approximately $31 million.
See Note 17, "Commitments and Contingencies - Energy," for discussion of litigation related to the pending merger.
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
As a result of these equity offerings during 2013, our consolidated equity increased by an aggregate of $990 million, of which $902 million was attributable to non-controlling interests and $88 million was attributable to both Icahn Enterprises and Icahn Enterprises Holdings. These offerings are reflected in proceeds from subsidiary equity offerings within the consolidated statement of equity changes.
On June 30, 2014, CVR Refining completed an underwritten offering (the “CVR Refining Follow-on Offering”), resulting in gross proceeds of $170 million before giving effect to underwriting discounts and other offering expenses. On July 24, 2014, the underwriters exercised their option to purchase additional common units of CVR Refining, resulting in gross proceeds of $15 million. CVR Refining used this $15 million in gross proceeds to redeem an equal amount of common units from CVR Refining Holdings. Additionally, on July 24, 2014, CVR Refining Holdings sold common units to the public in connection with the underwriters' exercise of their remaining option to purchase additional common units, resulting in gross proceeds of $10 million.
As a result of the CVR Refining Follow-on Offering during 2014, our consolidated equity increased by an aggregate of $160 million, of which $150 million was attributable to non-affiliated non-controlling interests and $10 million was attributable to both Icahn Enterprises and Icahn Enterprises Holdings. These offerings are reflected in proceeds from subsidiary equity offering within the consolidated statement of equity changes.
Petroleum Business
Petroleum business. CVR Refining's petroleum business includes a 115,000 barrels per calendar day ("bpcd") rated capacity complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpcd rated capacity complex crude oil refinery in Wynnewood, Oklahoma. The Coffeyville refinery is situated on approximately 440 acres in southeast Kansas, approximately 100 miles from Cushing, Oklahoma, a major crude oil trading and storage hub. The Wynnewood refinery is located approximately 65 miles south of Oklahoma City, Oklahoma and approximately 130 miles from Cushing, Oklahoma.
In addition to the refineries, CVR's petroleum business owns and operates the following: (i) a crude oil gathering system with a gathering capacity of over 65,000 barrels per day ("bpd") serving Kansas, Oklahoma, Missouri, Nebraska, Colorado and Texas; (ii) a 170,000 bpd pipeline system (supported by approximately 336 miles of active owned and leased pipeline) that transports crude oil to its Coffeyville refinery from its Broome Station facility near Caney, Kansas; (iii) approximately 7.0 million barrels of company owned and leased crude oil storage capacity; (iv) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar Energy, LP's ("NuStar") refined products distribution systems; and (v) over 4.5 million barrels of combined refinery related storage capacity.
Nitrogen fertilizer business. CVR Partners' nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a 1,300 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability.

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
Railcar
We conduct our Railcar segment through our majority ownership interests in ARI and American Railcar Leasing, LLC ("ARL"). Pursuant to a contribution agreement dated September 20, 2013 (the "ARL Contribution Agreement"), we acquired a 75% economic interest in ARL in October 2013. Pursuant to the ARL Contribution Agreement, on January 1, 2014, we contributed AEP Leasing, LLC, a wholly owned indirect subsidiary of ours, to ARL.
ARI manufactures railcars that are offered for sale or lease, custom and standard railcar components and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including shippers, leasing companies, industrial companies, and Class I railroads. ARI leases railcars that it manufactures to certain markets that include the energy, food and agriculture, chemical, minerals and petrochemical industries. ARI provides railcar services consisting of railcar repair services, ranging from full to light repair, engineering and on-site repairs and maintenance through its various repair facilities, including mini repair shops and mobile repair units.
ARL is engaged in the business of leasing railcars to customers with specific requirements whose products require specialized railcars dedicated to transporting, storing, and preserving the integrity of their products. These products are primarily in the energy, food and agriculture, chemical, minerals and petrochemical industries.
Transactions between ARI and ARL have been eliminated in consolidation.
As of December 31, 2015, we owned approximately 59.8% of the total outstanding common stock of ARI and had a 75.0% economic interest in ARL.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 392,000 square feet of gaming space with 8,100 slot machines, 280 table games and 5,500 hotel rooms with two casino facilities located in Nevada and one in each of Mississippi, Missouri, Indiana, Louisiana, New Jersey and Aruba.
As of December 31, 2015, we owned approximately 67.9% of the total outstanding common stock of Tropicana.
Mining
We conduct our Mining segment through our majority ownership in Ferrous Resources. As discussed below, we obtained control of and consolidated the results of Ferrous Resources during the second quarter of 2015.
Ferrous Resources acquired certain rights to iron ore mineral resources in Brazil and develops mining operations and related infrastructure to produce and sell iron ore products to the global steel industry. Ferrous Resources has acquired significant iron ore assets in the State of Minas Gerais, Brazil, known as Viga, Viga Norte, Esperança, Serrinha and Santanense. In addition, Ferrous Resources has acquired certain mineral rights near Jacuípe in the State of Bahia, Brazil. Of the assets acquired, Viga, Esperança and Santanense are already extracting and producing iron ore, while the other assets are at an early stage of exploration.
In response to the current depressed iron ore price environment, Ferrous Resources decided to temporarily suspend Esperança's and Santanense's operations during the first quarter of 2015 in order to study alternatives to further reduce cost of production and improve product quality and therefore to improve profitability and margin per metric ton.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition
On April 25, 2015, IEP Ferrous Brazil LLC ("IEP Ferrous"), a wholly owned subsidiary of ours, entered into an agreement which provided that IEP Ferrous would launch a tender offer to purchase any and all of the outstanding shares of Ferrous Resources for $0.36 per share and backstop a certain rights offering of up to $40 million.
Prior to the tender offer, IEP Ferrous owned approximately 14.1% of the total outstanding shares of Ferrous Resources. As a result of the tender offer, IEP Ferrous obtained control of Ferrous Resources through the purchase of additional shares of Ferrous Resources on June 8, 2015 (the acquisition date), and additional shares of Ferrous Resources on June 26, 2015 for a combined aggregate tender consideration of $180 million. In addition, on June 26, 2015, pursuant to a certain rights offering, we purchased additional shares of Ferrous Resources for an aggregate consideration of $29 million. As a result, as of December 31, 2015, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources.
Prior to obtaining a controlling interest, we remeasured our equity interest in Ferrous Resources to its acquisition-date fair value of $36 million, resulting in a $4 million loss on investment activities.
The acquisitions of the TRW valvetrain business, IEH Auto and Ferrous Resources during the year ended December 31, 2015 are not material, individually or in the aggregate, to our consolidated financial statements.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates nine manufacturing facilities, six distribution centers and three service centers throughout North America, Europe, South America and Asia. As a result, Viskase is able to sell its products in nearly 100 countries throughout the world, deriving approximately 70% of its total net sales from customers located outside the United States.
As of December 31, 2015, we owned approximately 73.3% of the total outstanding common stock of Viskase.
Real Estate
Our Real Estate segment consists of rental real estate, property development and club operations.
As of December 31, 2015, we owned 15 commercial rental real estate properties. We sold 14 commercial rental properties during the year ended December 31, 2015. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor development property in Vero Beach, Florida include land for future residential development of approximately 239 and 1,128 units of residential housing, respectively. Both developments operate golf and resort operations as well. During the year ended December 31, 2015, we sold the Oak Harbor development and operations, which historically operated as part of Grand Harbor. In addition, our Real Estate segment owns an unfinished development property and a partially developed casino, located on approximately 23 acres in Las Vegas, Nevada, which is located in other assets in our consolidated balance sheets as held for sale as of December 31, 2015.
As of December 31, 2015 and 2014, $27 million and $31 million, respectively, of the net investment in financing leases and net real estate leased to others which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
Home Fashion
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint Home LLC (“WPH”), a manufacturer and distributor of home fashion consumer products. WPH is engaged in the business of designing, marketing, manufacturing, sourcing, distributing and selling home fashion consumer products. WPH markets a broad range of manufactured and sourced bed, bath, basic bedding, and other textile products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, bath and beach towels, bath accessories, bed skirts, bed pillows, flocked blankets, woven blankets and throws and mattress pads. WPH recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPH receives a small portion of its revenues through the licensing of its trademarks.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Anticipated Future Receipts
The following is a summary of the consolidated anticipated future receipts of the minimum lease payments receivable under the financing and operating method on a consolidated basis at December 31, 2015:

Year	Amount
(in millions)
2016	$498
2017	447
2018	367
2019	259
2020	157
Thereafter	196
$1,924

4.	Related Party Transactions.
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
Investment
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. During 2015, 2014 and 2013, affiliates of Mr. Icahn invested $276 million, $500 million and $45 million, respectively, in the Investment Funds. Subsequent to December 31, 2015, affiliates of Mr. Icahn invested $490 million in the Investment Funds. During the year ended December 31, 2015, certain affiliates of Mr. Icahn had redemptions of $36 million from the Investment Funds. As further discussed in Note 7, "Financial Instruments - Investment Segment and Holding Company," the Investment Funds were parties to swap agreements with respect to shares of the S&P 500 ETF Trust (“SPDR”). During 2013, certain of the Investment Funds assigned an aggregate 7.7 million SPDR shares to Koala Holdings LP and its subsidiary (collectively, "Koala"), an affiliate of Mr. Icahn's. In addition, certain of the Investment Funds distributed $185 million to Koala in 2013. As of December 31, 2015 and 2014, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $4.1 billion and $4.8 billion, respectively, representing approximately 55% and 53%, respectively, of the Investment Funds' asset under management.
Icahn Capital LP ("Icahn Capital") pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds. For the years ended December 31, 2015, 2014, and 2013, $235 million, $155 million and $113 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
Railcar
ARL
Prior to October 2, 2013, ARL was a railcar leasing company which was wholly owned and controlled by Mr. Icahn. Earlier in 2013, ARL became a wholly owned subsidiary of IRL Holding LLC ("IRL") which was also wholly owned and controlled by Mr. Icahn. ARL had, for some time, been purchasing railcars from ARI on a non-exclusive basis. In addition, ARL had entered into an agreement to manage a fleet of ARI-produced railcars owned by our subsidiary, AEP Leasing LLC ("AEP Leasing"), a subsidiary of American Enterprise Properties Corporation.
 On September 20, 2013, AEP purchased the remainder of the management agreement between AEP Leasing and ARL for $21 million; ARL then distributed $71 million in cash and $171 million in notes receivable (including interest accrued) to IRL.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 2, 2013, our subsidiaries, AEP and IEP Energy Holding LLC, entered into a contribution agreement with ARL and IRL pursuant to which AEP contributed $279 million in cash to ARL; on January 1, 2014, AEP contributed the fair market value of its 100% interest in AEP Leasing to ARL; and in exchange, AEP received a 75% membership interest in ARL. ARL then incurred additional debt of $381 million (the "ARL Financing") in February 2014. Pursuant to the ARL Contribution Agreement, ARL distributed $381 million to IRL on February 24, 2014. In connection with this debt financing transaction, ACF Industries Holding LLC, an affiliate, has provided an unconditional guaranty in respect of the debt incurred for the ARL Financing.
ARL had a secured promissory note (the "Icahn Note") dated October 28, 2004 from Mr. Icahn for $165 million, bearing interest of prime plus 1.75%. Pursuant to the ARL Contribution Agreement, the Icahn Note (with a balance of $171 million, including accrued interest) was distributed to IRL in October 2013. For the years ended December 31, 2013 ARL received interest income of $6 million.
During the year ended December 31, 2015, ARL distributed an aggregate of $25 million in distributions to IRL and also made a non-resident withholding of $2 million on IRL's behalf. In addition, pursuant to the ARL Contribution Agreement, ARL made a $3 million guaranteed payment to IRL during the year ended December 31, 2014.
These transactions were approved by a special committee of independent members of our board of directors. The special committee was advised by its own legal counsel and independent financial adviser with respect to the transactions. The special committee received an opinion from its financial adviser as to the fairness to us, from a financial point of view, of the consideration paid by us.
Agreements with ACF Industries LLC
ARI has from time to time purchased components from ACF Industries LLC ("ACF"), an affiliate of Mr. Icahn, under a long-term agreement, as well as on a purchase order basis. ACF is a manufacturer and fabricator of specialty railcar parts and miscellaneous steel products. Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at ARI’s instruction, various railcar components. In consideration for these services, ARI agreed to pay ACF based on agreed upon rates. The agreement automatically renews unless written notice is provided by ARI.
Also in April 2015, ARI entered into a parts purchasing and sale agreement with ACF. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee. Under this agreement, ARI and ACF may, from time to time, purchase and sell to each other certain parts for railcars ("Railcar Parts"). ARI also provides a non-exclusive and non-assignable license of certain intellectual property related to the manufacture and sale of Railcar Parts to ARI. The buyer under the agreement must pay the market price of the parts as determined in the agreement or as stated on a public website for all ARI buyers. ARI may provide designs, engineering and purchasing support, including all materials and components to ACF. Subject to certain early termination events, the agreement terminates on December 31, 2020.
For the years ended December 31, 2015, 2014 and 2013, ARI purchased $18 million, $5 million and less than $1 million, respectively, of components from ACF.
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee on the basis that the terms of the agreement were not materially less favorable to ARI than those that could have been obtained in a comparable transaction with an unrelated person. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a nonexclusive, non-assignable license to certain of ARI’s intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell tank railcars during the term of the agreement. In November 2015, ARI and ACF amended this agreement to, among other provisions, extend the termination date to December 31, 2016 from December 31, 2015, subject to certain early termination events.
In consideration for the services and license provided by ARI to ACF in conjunction with the agreement, ACF pays ARI a royalty and, if any, a share of the net profits ("ACF Profits") earned on each railcar manufactured and sold by ACF under the agreement, in an aggregate amount equal to 30% of such ACF Profits, as calculated under the agreement. ACF Profits are net of certain of ACF’s start-up and shutdown expenses and certain maintenance capital. If no ACF Profits are realized on a railcar manufactured and sold by ACF pursuant to the agreement, ARI will still be entitled to the royalty for such railcar and will not share in any losses incurred by ACF in connection therewith. In addition, any railcar components supplied by ARI to ACF for the manufacture of these railcars are provided at fair market value.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the agreement, ACF had the exclusive right to manufacture and sell subject tank railcars for any new orders scheduled for delivery to customers on or before January 31, 2014. ARI has the exclusive right to any sales opportunities for tank railcars for any new orders scheduled for delivery after that date and through termination of the agreement. ARI also has the right to assign any sales opportunity to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Any sales opportunity accepted by ACF will not be reflected in ARI’s orders or backlog.
Revenues of $10 million, $19 million and $12 million for the years ended December 31, 2015, 2014 and 2013, respectively, were recorded for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF.
In April 2015, ARI entered into a repair services and support agreement with ACF. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee. Under this agreement, ARI provides certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services ("Repair Services"). Additionally, ARI provides a non-exclusive and non-assignable license of certain intellectual property related to the Repair Services for railcars. ARI receives 30% of the net profits (as defined in the agreement) for Repair Services related to all railcars not owned by ARL or its subsidiaries and 20% of the net profits for Repair Services related to all railcars owned by ARL or its subsidiaries, if any, but does not absorb any losses incurred by ACF.
Under the agreement, ARI has the exclusive right to sales opportunities related to Repair Services, except for any sales opportunity related to Repair Services presented to ACF by ARL with respect to ARL-owned railcars. ARI also has the right to assign any sales opportunities related to Repair Services to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Subject to certain early termination events, the agreement terminates on December 31, 2020.
ARI's revenues under this agreement were less than $1 million for the year ended December 31, 2015.
In April 2013, AEP Leasing entered into an agreement ("ACF Agreement") with ACF whereby AEP Leasing agreed to purchase 1,050 railcars from ACF in 2013 and 2014 for an aggregate purchase price of approximately $150 million. Additionally, AEP Leasing had an option that was exercisable any time prior to September 1, 2014 to purchase an additional 500 railcars for an aggregate purchase price of approximately $70 million. During the second quarter of 2014, AEP Leasing exercised its option to purchase an additional 296 railcars for an aggregate purchase price of $43 million.
The ACF Agreement was assumed by ARL in connection with our purchase of a 75% economic interest in ARL. The ACF Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors, who were advised by independent counsel and an independent financial advisor on the basis that the terms were not less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Under this agreement, purchases of railcars by our Railcar segment from ACF were $9 million, $127 million and $57 million for the years ended December 31, 2015, 2014 and 2013 respectively.
In addition to the above purchases, on a contract-by-contract basis, ARL purchased $59 million of railcars from ACF for the year ended December 31, 2015.
Insight Portfolio Group LLC
Insight Portfolio Group LLC (“Insight Portfolio Group”) is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates.
In 2013, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, PSC Metals, ARI, ARL, Tropicana, Viskase and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. For each of the years ended December 31, 2015, 2014 and 2013, we and certain of our subsidiaries paid certain of the Insight Portfolio Group's operating expenses of approximately $2 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Investments and Related Matters.
Investment
Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. See Note 6, "Fair Value Measurements - Investment," for details of the investments for our Investment segment.
Our Investment segment assesses the applicability of equity method accounting with respect to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Investment Funds combined with those of our affiliates along with board of directors representation.
Our Investment segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of December 31, 2015 our Investment segment had no investments pursuant to which the fair value option was applied that would otherwise been subject to the equity method of accounting. As of December 31, 2014, the fair value of these investments was less than $1 million. During the years ended December 31, 2015, 2014 and 2013, our Investment segment recorded losses of $1 million, gains of less than $1 million and gains of $140 million, respectively, associated with these investments. Such amounts are included in net loss or gain from investment activities in our consolidated statements of operations.
The portion of trading (losses) gains that relates to trading securities still held by our Investment segment for the years ended December 31, 2015, 2014 and 2013 was approximately $(2.2) billion, $(557) million and approximately $2.7 billion, respectively.
Other Segments
The carrying value of investments held by our Automotive, Energy, Railcar and Gaming segments and the Holding Company consist of the following:

	December 31,
	2015	2014
	(in millions)
Equity method investments	$323	$298
Other investments	475	241
	$798	$539
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment
The following table summarizes the valuation of the Investment Funds' investments and derivative contracts by the above fair value hierarchy levels as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$563	$—	$—	$563	$—	$—	$—	$—
Communications	407	—	—	407	2,846	—	—	2,846
Consumer, non-cyclical	3,684	—	—	3,684	2,308	—	—	2,308
Consumer, cyclical	115	—	—	115	436	—	—	436
Diversified	17	—	—	17	23	—	—	23
Energy	1,461	—	—	1,461	1,895	—	—	1,895
Financial	2,094	—	—	2,094	417	—	—	417
Funds	—	—	—	—	—	—	—	—
Industrial	188	—	—	188	79	—	—	79
Technology	5,795	—	—	5,795	5,635	—	—	5,635
	14,324	—	—	14,324	13,639	—	—	13,639
Corporate debt:
Consumer, cyclical	—	—	55	55	—	—	75	75
Energy	—	—	—	—	—	19	—	19
Financial	—	4	—	4	—	7	—	7
Sovereign debt	—	13	—	13	—	—	—	—
Utilities	—	—	—	—	—	28	—	28
	—	17	55	72	—	54	75	129
Mortgage-backed securities:
Financial	—	157	—	157	—	173	—	173
	14,324	174	55	14,553	13,639	227	75	13,941
Derivative contracts, at fair value(1)	—	214	—	214	—	3	—	3
	$14,324	$388	$55	$14,767	$13,639	$230	$75	$13,944
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$794	$—	$—	$794	$—	$—	$—	$—
Consumer, cyclical	—	—	—	—	334	—	—	334
	794	—	—	794	334	—	—	334
Derivative contracts, at fair value(2)	—	33	—	33	—	627	—	627
	$794	$33	$—	$827	$334	$627	$—	$961

(1)	Included in other assets in our consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in investments measured at fair value for which our Investment segment has used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2015	2014
	(in millions)
Balance at January 1	$75	$287
Realized and unrealized losses	(20)	(100)
Gross proceeds	—	(2)
Distribution-in-kind	—	(110)
Balance at December 31	$55	$75
Unrealized losses of $20 million are included in earnings related to Level 3 investments still held at December 31, 2015 by our Investment segment. Total realized and unrealized gains and losses recorded for Level 3 investments are reported in net gain from investment activities in our consolidated statements of operations.
The Investment Funds owned one Level 3 corporate debt investment during 2014.  In prior periods, in determining the fair value of this investment, we performed a yield analysis of comparable loans to which we applied a risk premium. As a result of the underlying company’s performance and bankruptcy filing in the third quarter of 2014, however, we determined that it was more appropriate to measure the fair value of our debt investment through an enterprise value analysis. In addition, during 2014, the Investment Funds made a distribution-in-kind of this corporate debt investment in the amount of $110 million to the Holding Company.
Other Segments and Holding Company
The following table summarizes the valuation of our Automotive, Energy and Gaming segments and our Holding Company investments and derivative contracts by the above fair value hierarchy levels as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments	$123	$115	$237	$475	$75	$3	$163	$241
Derivative contracts, at fair value(1)	—	45	—	45	—	47	—	47
	$123	$160	$237	$520	$75	$50	$163	$288
Liabilities
Other liabilities	$—	$3	$—	$3	$—	$50	$—	$50
Derivative contracts, at fair value(2)	—	3	—	3	—	2	—	2
	$—	$6	$—	$6	$—	$52	$—	$52

(1)	Amounts are classified within other assets in our consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in investments measured at fair value on a recurring basis for which our Gaming segment and Holding Company have used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2015	2014
	(in millions)
Balance at January 1	$154	$138
Purchases	100	—
Transfers (out) in	(47)	3
Distribution-in-kind	—	110
Realized and unrealized losses	21	(97)
Balance at December 31	$228	$154
Unrealized gains of $18 million are included in earnings related to Level 3 investments still held at December 31, 2015 by our Holding Company and are included in net gain (loss) from investment activities in our consolidated statements of operations. Unrealized gains of $3 million are included in earnings related to Level 3 investments still held at December 31, 2015 by our Gaming segment and are included in selling, general and administrative in our consolidated statements of operations due to the nature of the gains.
During 2015, the Holding Company made a certain investment classified as trading securities of $100 million, which is considered a Level 3 investment due to unobservable market data. As of December 31, 2015, the fair value of this investment was $157 million. We determined the fair value of this investment using internally developed models and other valuation techniques.
During 2015, the Holding Company obtained control of, and consolidated, Ferrous Resources, which was previously considered a Level 3 investment due to unobservable market data. The fair value of our investment in Ferrous Resources immediately prior to obtaining control was $36 million, which was transferred out of Level 3 investment during the second quarter of 2015. See Note 3, "Operating Units - Mining," for further discussion.
Our Gaming segment has certain investments in debt securities that are classified as held-to-maturity since our Gaming segment has the ability and intent to hold these bonds to maturity. These debt securities are initially recorded at a discount to approximate fair value. The debt securities are considered Level 3 investments measured on a non-recurring basis and after the initial determination of fair value, our Gaming segment analyzes recoverability of these bonds on a quarterly basis based on its historical collection experience and certain other information. If impairment exists, the debt securities are marked down to fair value.
As discussed above, in 2014, the Investment Funds made a distribution-in-kind of a certain Level 3 corporate debt investment in the amount of $110 million to the Holding Company. As of December 31, 2015, the fair value of this investment was $55 million. As discussed above, we determined the fair value of this investment using an enterprise value analysis.
Assets measured at fair value on a nonrecurring basis for which impairment was determined to exist during the years ended December 31, 2015 and 2014 are set forth in the table below. Refer to Note 13, "Segment and Geographic Reporting," for total impairment recorded for each of our reporting segments.

	December 31, 2015		December 31, 2014
	Level 3	Recognized	Level 3	Recognized
Category	Asset	Loss	Asset	Loss
	(in millions)
Property, plant and equipment	$154	$201	$53	$27
Equity method investments	—	—	10	5
Intangible assets	3	2	—	—
Goodwill	1,491	571	827	103
Assets held for sale (included in other assets)	5	14	—	—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize and through the use of valuation specialists.
During the fourth quarter of 2015, there were impairment indicators for our Mining segment, mainly due to decreases in both demand and price of iron ore. As a result, we performed a fair value analysis of our Mining segment's property, plant and equipment as of December 31, 2015. We recorded an impairment loss of $163 million related to certain of our Mining segment's, property, plant and equipment for the year ended December 31, 2015 which is included in the table above. In addition, in conjunction with our fair value analysis of our Mining segment's property, plant and equipment, we noted that our Mining segment's goodwill was also impaired and thus, we recorded a goodwill impairment charge of $6 million. Due to the complexity of these fair value analyses, we expect to finalize the impairment assessments of our Mining segment's property, plant and equipment and goodwill during the first quarter of 2016 and any resulting difference in the amount of the impairment will be adjusted at that time.
The fair values of goodwill are based on our goodwill impairment analyses for our Automotive, Energy and Mining segments as of October 1, 2015, December 1, 2015 and December 31, 2015, respectively. The fair values were determined based upon consideration of various valuation methodologies, including projected cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings. Refer to Note 8, "Goodwill and Intangible Assets, Net," for further discussion relating to our goodwill impairment analyses.
The following table presents our Automotive segment's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Plans:
Cash	$26	$—	$—	$26	$44	$—	$—	$44
Investments with registered investment companies:
Equity securities	310	—	—	310	314	—	—	314
Fixed income securities	149	—	—	149	166	—	—	166
Real estate and other	27	—	—	27	25	—	—	25
Equity securities	220	—	—	220	231	—	—	231

Corporate and other	—	22	—	22	—	21	—	21
Government	17	13	—	30	16	4	—	20
Hedge funds	—	—	86	86	—	—	91	91
	$749	$35	$86	$870	$796	$25	$91	$912
Non-U.S. Plans:
Insurance contracts	$—	$—	$40	$40	$—	$—	$41	$41
Investments with registered investment companies:
Fixed income securities	13	—	—	13	10	—	—	10
Equity securities	2	—	—	2	1	—	—	1
Corporate bonds	—	2	—	2	—	2	—	2
	$15	$2	$40	$57	$11	$2	$41	$54

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in U.S. and Non-U.S. plan assets measured at fair value for which our Automotive segment has used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2015	2014
	(in millions)
U.S. Plans:
Hedge funds:
Balance at January 1	$91	$85
Realized/unrealized (losses) gains, net	(5)	6
Purchases and settlements, net	—	47
Sales, net	—	(47)
Balance at December 31	$86	$91

	Year Ended December 31,
	2015	2014
	(in millions)
Non-U.S. Plans:
Insurance contracts:
Balance at January 1	$41	$44
Realized and unrealized gains, net	1	2
Purchases and settlements, net	6	6
Proceeds	(4)	(5)
Foreign currency exchange rate movements	(4)	(6)
Balance at December 31	$40	$41
U.S. Plans
As of December 31, 2015, plan assets were comprised of 61% equity investments, 23% fixed income investments, and 16% in other investments which include hedge funds. Approximately 73% of the U.S. plan assets were invested in actively managed investment funds. Federal-Mogul's investment strategy includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our Food Packaging and Railcar segment's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. and Non-U.S. Plans:
Asset category:
Cash equivalents	$5	$1	$—	$6	$5	$1	$—	$6
Equity securities	51	27	—	78	55	28	—	83
Fixed income securities	18	1	—	19	22	1	—	23
Other	5	—	21	26	6	—	21	27
	$79	$29	$21	$129	$88	$30	$21	$139

The changes in U.S. and Non-U.S. plan assets measured at fair value for which our Food Packaging and Railcar segments have used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2015	2014
	(in millions)
U.S. and Non-U.S. Plans:
Balance at January 1	$21	$21
Realized and unrealized gains, net	—	1
Purchases and settlements, net	—	(1)
Balance at December 31	$21	$21

7.	Financial Instruments.
Certain derivative contracts executed by the Investment Funds with a single counterparty, by our Automotive segment with a single counterparty, by our Energy segment with a single counterparty, or by our Holding Company with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts, are reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported in either other assets or accrued expenses and other liabilities in our consolidated balance sheets.
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
The Investment Funds were parties to swap agreements (“Swaps”) with respect to shares of SPDR S&P 500 ETF Trust ("SPDR").  In August 2013, certain of the Investment Funds assigned their rights and obligations under certain of the Swaps to IEH Investments I LLC (“IEH Investments”), a wholly owned subsidiary of ours, and Koala Holding LP ("Koala"), an affiliate of Mr. Icahn's. Certain of the Investment Funds assigned swaps referencing an aggregate of 9.7 million SPDR shares to IEH Investments and an aggregate 7.7 million SPDR shares to Koala.  In addition, the Investment Funds distributed an aggregate $234 million to IEH Investments and an aggregate $185 million to Koala, amounts equal to the underlying obligations under the assigned Swaps.  During the third quarter of 2014, the Swaps were terminated; IEH Investments held no Swaps as of both December 31, 2015 and 2014.
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At December 31, 2015, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $5.9 billion, of which approximately $5.9 billion related to covered put options on existing short positions on certain stock and credit

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indices.  At December 31, 2014, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $2.5 billion, of which approximately $2.4 billion related to covered put options on existing short positions on certain stock and credit indices. As of December 31, 2015 and 2014, there were unrealized gains (losses) of $67 million and less than $(1) million, respectively, with respect to these put options.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2015 and 2014 was $33 million and $627 million, respectively.
At December 31, 2015 and 2014, the Investment Funds had $883 million and approximately $1.2 billion, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our consolidated balance sheets.
U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.
Each Investment Fund's assets may be held in one or more accounts maintained for the Investment Fund by its prime brokers or at other brokers or custodian banks, which may be located in various jurisdictions. The prime brokers and custodian banks are subject to various laws and regulations in the relevant jurisdictions in the event of their insolvency. Accordingly, the practical effect of these laws and their application to the Investment Funds' assets may be subject to substantial variations, limitations and uncertainties. The insolvency of any of the prime brokers, custodian banks or clearing entities may result in the loss of all or a substantial portion of the Investment Funds' assets or in a significant delay in the Investment Funds' having access to those assets.
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
Automotive
Commodity Price Risk
Federal-Mogul's production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of Federal-Mogul's commodity price forward contract activity is to manage the volatility associated with forecasted purchases. Federal-Mogul monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include, copper, tin, high-grade aluminum, aluminum alloy and brass. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to 15 months in the future.
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $28 million and $36 million at December 31, 2015 and 2014, respectively, substantially all of which mature within one year in each of the respective periods and all of which were designated as hedging instruments for accounting purposes. Federal-Mogul has designated these contracts as cash flow hedging instruments and has a net liability position in the amount of $3 million and $1 million as of December 31, 2015 and 2014, respectively. Federal-Mogul records unrecognized gains and losses in other comprehensive income and makes regular reclassifying adjustments into cost of goods sold when amounts are recognized. Unrealized net losses of $2 million and $1 million were recorded in accumulated other comprehensive loss as of December 31, 2015 and 2014, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Risk
Federal-Mogul manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, Federal-Mogul's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which it manufactures and sells its products.
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Foreign currency forwards are also used in conjunction with Federal-Mogul's commodity hedging program. As part of its hedging program, Federal-Mogul attempts to limit hedge ineffectiveness by matching terms of the commodity purchases with the hedging instrument. Federal-Mogul did not hold any foreign currency price hedge contracts as of both December 31, 2015 and 2014.
Concentrations of Credit Risk
Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 10% of Federal-Mogul's net sales for the year ended December 31, 2015. Federal-Mogul had one customer that accounted for 12% of its net accounts receivable balance as of December 31, 2015. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
Energy
CVR is subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR from time to time enters into various commodity derivative transactions.
CVR has adopted accounting standards that impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges for GAAP purposes. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are included in other income, net in the consolidated statements of operations.
Commodity Swaps
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheets with changes in fair value currently recognized in the consolidated statements of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. As of December 31, 2015 and 2014, CVR had open commodity hedging instruments consisting of 2.5 million and 9.1 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. Additionally, CVR Refining had open commodity hedging instruments consisting of 1.4 million barrels primarily to fix the price on a portion of its future crude oil purchases or the basis on a portion of its future product sales. The fair value of the outstanding contracts at December 31, 2015 and 2014 was a net asset of $45 million and $47 million, respectively. For the years ended December 31, 2015, 2014 and 2013, CVR recognized net (loss) gains of $(36) million, $187 million and $60 million, respectively, which are recorded in other income, net in the consolidated statements of operations with respects of these commodity swaps.
Interest Rate Swap
Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") has two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2016. The aggregate notional amount covered under these agreements totals $63 million (split evenly between the two agreements) and commenced on August 12, 2011 and expired on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three-month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three-month LIBOR and pay a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR as governed by the CRNF credit agreement. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense in the consolidated statement of operations. The realized loss on the interest rate swap reclassified from accumulated other comprehensive loss into interest expense was $1 million for each of the years ended December 31, 2015, 2014 and 2013.
Consolidated Derivative Information
The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Not Designated as Hedging Instruments	December 31,		December 31,
	2015	2014	2015	2014
	(in millions)
Equity contracts	$339	$—	$122	$552
Foreign exchange contracts	—	11	19	—
Credit contracts	45	1	53	85
Interest rate contracts	—	1	—	—
Commodity contracts	46	47	10	—
Sub-total	430	60	204	637
Netting across contract types(3)	(171)	(10)	(171)	(10)
Total(3)	$259	$50	$33	$627

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

(3)	Excludes netting of cash collateral received and posted. The total collateral posted at December 31, 2015 and 2014 was $883 million and $1.2 billion, respectively, across all counterparties.
The following table presents the effects of our derivative instruments not designated as hedging instruments on the statements of operations for the years ended December 31, 2015, 2014 and 2013:

	Gain (Loss) Recognized in Income(1)
	Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	2015	2014	2013
	(in millions)
Equity contracts	$(1)	$(1,251)	$(1,871)
Foreign exchange contracts	160	213	(80)
Credit contracts	489	70	—
Commodity contracts	57	186	64
	$705	$(782)	$(1,887)

(1)
Gains (losses) recognized on derivatives are classified in net gain from investment activities in our consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 and 2014, the volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	December 31, 2015		December 31, 2014
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Credit swaps(1)	$187	$2,306	$389	$1,495
Equity swaps	1,343	14,167	108	11,312
Foreign currency forwards	—	842	—	1,578
Interest rate contracts(2)	—	137	—	137
Commodity contracts	43	643	36	234

(1)
The short notional amount on our credit default swap positions is approximately $10.0 billion as of December 31, 2015. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $2.3 billion.

(2)
The short notional amount on certain of our interest rate contracts with a three month duration is $16.0 billion as of December 31, 2015. We assume that interest rates will not fall below zero and therefore our downside short notional exposure to loss on these contracts is $74 million (of the total $137 million disclosed in the above table).

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	December 31, 2015
	Automotive	Energy	Railcar	Mining	Food Packaging	Consolidated
	(in millions)
Gross carrying amount, January 1	$1,389	$930	$7	$—	$3	$2,329
Acquisitions	75	—	—	6	—	81
Foreign exchange	(6)	—	—	—	—	(6)
Gross carrying amount, December 31	1,458	930	7	6	3	2,404

Accumulated impairment, January 1	(226)	(103)	—	—	—	(329)
Impairment	(312)	(253)	—	(6)	—	(571)
Accumulated impairment, December 31	(538)	(356)	—	(6)	—	(900)

Net carrying value, December 31	$920	$574	$7	$—	$3	$1,504

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Automotive	Energy	Railcar	Food Packaging	Consolidated
	(in millions)
Gross carrying amount, January 1	$1,360	$930	$7	$3	$2,300
Acquisitions	32	—	—	—	32
Foreign exchange	(3)	—	—	—	(3)
Gross carrying amount, December 31	1,389	930	7	3	2,329

Accumulated impairment, January 1	(226)	—	—	—	(226)
Impairment	—	(103)	—	—	(103)
Accumulated impairment, December 31	(226)	(103)	—	—	(329)

Net carrying value, December 31	$1,163	$827	$7	$3	$2,000
Intangible assets, net consists of the following:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$1,042	$(409)	$633	$957	$(345)	$612
Developed technology	144	(90)	54	120	(77)	43
In-place leases	121	(73)	48	121	(63)	58
Gasification technology license	60	(9)	51	60	(7)	53
Other	47	(23)	24	47	(20)	27
	$1,414	$(604)	810	$1,305	$(512)	793
Indefinite-lived intangible assets:
Trademarks and brand names			260			257
Gaming licenses			38			38
			298			295
Intangible assets, net			$1,108			$1,088
We recorded amortization expense associated with definite-lived intangible assets for the years ended December 31, 2015, 2014 and 2013 of $92 million, $83 million and $81 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization expense for our definite-lived intangible assets is as follows:

Year	Amount
(in millions)
2016	$91
2017	90
2018	81
2019	79
2020	78
Thereafter	391
$810
Automotive
As discussed in Note 3, "Operating Units - Automotive," during 2015, our Automotive segment consummated its TRW valvetrain business acquisitions. A preliminary valuation of the net assets of the TRW's valvetrain business acquisitions resulted in $209 million allocated to tangible net assets, $74 million to goodwill, $85 million to customer relationships and $22 million to developed technology as of the acquisition date. Because Federal-Mogul is in the process of finalizing certain customary post-closing adjustments, the provisional measurements of net assets are subject to change. The valuation of net assets was performed utilizing cost, income and market approaches.
As discussed in Note 3, "Operating Units - Automotive," during 2015, our Automotive segment consummated its acquisition of IEH Auto. A valuation of the net assets of the IEH Auto business acquisition resulted in $331 million allocated to tangible net assets and $2 million allocated to trade names and favorable leases as of the acquisition date. The valuation of net assets was performed utilizing cost, income and market approaches.
We perform the annual goodwill impairment test as of October 1 of each year for our Automotive segment, or more frequently if impairment indicators exist.The first step of the impairment analysis involves comparing the fair values of these assets to the respective carrying values to determine the potential for goodwill impairment. The second step of the impairment test, if necessary, involves quantifying the level of goodwill impairment.
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
Powertrain and Motorparts are our only Automotive segment reporting units with goodwill allocated to it. While the fair value of our Automotive segment's Powertrain reporting unit was substantially in excess of its carrying value, the Motorparts reporting unit failed "Step 1" of the goodwill impairment analysis. Based on "Step 2" of the goodwill impairment analysis of our Automotive segment's Motorparts reporting unit, we recorded a goodwill impairment charge of $312 million for the year ended December 31, 2015. Due to the complexity in "Step 2" goodwill impairment test, we expect to finalize the assessment of our Automotive segment's goodwill impairment during the first quarter of 2016 and any resulting difference in the amount of the impairment will be adjusted at that time.
As discussed above, we recorded a goodwill impairment charge of $312 million for our Automotive segment's Motorparts reporting unit during the year ended December 31, 2015. As a result, there was $349 million of goodwill remaining in our Automotive segment's Motorparts reporting unit at December 31, 2015. Moreover, as a result of our recoverability analysis, there were no indications of impairment related to long-lived assets for our Automotive segment’s Motorparts reporting unit.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy
We perform our annual goodwill impairment analysis as of April 30 of each year for our Energy segment, or more frequently if impairment indicators exist. The first step of the impairment analysis involves comparing the fair values of our Energy segment's assets to their respective carrying values to determine the potential for goodwill impairment. The second step of the impairment test, if necessary, involves quantifying the level of goodwill impairment.
The fair value of our Energy segment's reporting unit is based upon consideration of various valuation methodologies, including a DCF analysis and pricing multiples of current and future earnings observed for comparable public companies. Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.
We finalized the annual goodwill impairment test for our Energy segment during the third quarter of 2015. Based on the results of our annual goodwill impairment test for our Energy segment, while the fair market value of our Energy segment's Petroleum reporting unit was substantially in excess of its carrying value, the fair market value of our Energy segment's Fertilizer reporting unit was approximately 1% in excess of its carrying value and was therefore considered at risk for failing "Step 1" of the goodwill impairment analysis. Based on worsening sales trends for our Energy segment's Fertilizer reporting unit during the fourth quarter of 2015, we performed an interim goodwill impairment test for our Energy segment's Fertilizer reporting unit during the fourth quarter of 2015. Based on this analysis, our Energy segment recognized a goodwill impairment charge of $253 million, which represented the full amount of the remaining goodwill allocated to this reporting unit. Due to the complexity in "Step 2" goodwill impairment test, we expect to finalize the assessment of our Energy segment's goodwill impairment during the first quarter of 2016 and any resulting difference in the amount of the impairment will be adjusted at that time.
In connection with recording a goodwill impairment charge of $253 million, representing the full amount of the remaining goodwill allocated to our Energy segment's Fertilizer reporting unit, we also performed an impairment test for long-lived assets for our Energy segment's fertilizer business, including finite-lived intangible assets, utilizing estimates of undiscounted future cash flows based on the use of the assets for their remaining useful life for our Energy segment's fertilizer business. The impairment test did not result in the impairment of any long-lived assets for the year ended December 31, 2015.
During the fourth quarter of 2014, based on certain negative trends occurring in the energy markets, particularly with respect to the significant volatility in the oil markets as a result of a drop in forecasted worldwide demand for crude oil supply and inventories, we determined that goodwill impairment indicators existed in both of our Energy segment's Petroleum and Fertilizer reporting units. Accordingly, we performed a "Step 1" goodwill impairment analysis for our Energy segment's reporting units as of December 1, 2014. Our Energy segment’s petroleum reporting unit passed “Step 1” of the goodwill impairment analysis, and therefore, we did not perform “Step 2” of the goodwill impairment analysis for this reporting unit. Because our Energy segment's Fertilizer reporting unit failed "Step 1" of the goodwill impairment analysis, we performed "Step 2" of the goodwill impairment analysis. Based on "Step 2" results of the goodwill impairment analysis, we recognized a preliminary impairment charge of $103 million for our Energy segment's Fertilizer reporting unit for the year ended December 31, 2014. Due to the complexity of the "Step 2" goodwill impairment test, we finalized the assessment of our Energy segment's goodwill impairment during the first quarter of 2015 and noted that no additional adjustments to goodwill were required for the first quarter of 2015.
Metals
Our Metals segment performed a review of its intangible assets in the fourth quarter of 2015 and recorded an impairment of $2 million related to its supplier and customer relationship intangible assets.
Railcar
Historically, we have performed the annual goodwill impairment test for our Railcar segment on March 1 of each year; however, we have elected to change this date to November 1 of each year, beginning in 2015. As a result, we performed this

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assessment as of March 1 and November 1 during 2015. We believe that this change in the goodwill impairment testing date does not represent a material change to its method of applying an accounting principle.
For purposes of goodwill impairment testing, ARI is the only reporting unit with allocated goodwill. We assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. If, however, we had determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, then we would perform the first step of the two-step goodwill impairment test. In evaluating whether it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, we considered various qualitative and quantitative factors, including macroeconomic conditions, railcar industry trends and the fact that our railcar manufacturing reporting unit has historical positive operating cash flows that we anticipate will continue. After assessing these factors, we determined that it was more likely than not the fair value of the ARI reporting unit was greater than its carrying amount, and therefore no further testing was necessary.
Mining
As discussed in Note 3, "Operating Units - Mining," during 2015, we acquired Ferrous Resources. A preliminary valuation of the net assets of the Ferrous Resources business acquisition resulted in $356 million allocated to tangible net assets and $6 million allocated to goodwill as of the acquisition date. Because of the complexity inherent in the valuation process, the provisional measurements of net assets acquired are subject to change. The valuation of net assets was performed utilizing cost, income and market approaches.
As further discussed in Note 6, "Fair Value Measurements," during the fourth quarter of 2015, there were impairment indicators for our Mining segment, mainly due to decreases in both demand and price of iron ore. As a result, we performed a fair value analysis of our Mining segment's property, plant and equipment as of December 31, 2015. In addition, in conjunction with our fair value analysis of our Mining segment's property, plant and equipment, we noted that our Mining segment's goodwill was also impaired and thus, we recorded a goodwill impairment charge of $6 million. Due to the complexity of these fair value analyses, we expect to finalize the impairment assessments of our Mining segment's property, plant and equipment and goodwill during the first quarter of 2016 and any resulting difference in the amount of the impairment will be adjusted at that time.

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

		December 31,
	Useful Life	2015	2014
	(in years)	(in millions)
Land		$549	$424
Buildings and improvements	4 - 40	2,456	2,353
Machinery, equipment and furniture	1 - 30	6,047	5,594
Assets leased to others	15 - 39	3,994	3,546
Construction in progress		598	506
		13,644	12,423
Less: Accumulated depreciation and amortization		(4,109)	(3,611)
Property, plant and equipment, net		$9,535	$8,812
Assets leased to others are related to our Railcar and Real Estate segments. Included in assets leased to others in the table above are our Railcar segment's railcars for lease in the amount of approximately $3.6 billion and $3.1 billion as of December 31, 2015 and 2014, respectively. Additionally, included in assets leased to others in the table above are our Real Estate segment's properties on lease in the amount of $423 million and $450 million as of December 31, 2015 and 2014, respectively. Aggregate accumulated depreciation pertaining to assets leased to others is approximately $1.1 billion and $1.0 billion as of December 31, 2015 and 2014, respectively.
Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2015, 2014 and 2013 was $757 million, $701 million and $622 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 6, "Fair Value Measurements," for discussion regarding impairments to our property, plant and equipment.

10.	Debt.
Debt consists of the following:

	December 31,
	2015	2014
	(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,339	$1,337
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,707	1,708
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,271	1,270
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,173	1,171
Debt facilities - Automotive	2,974	2,584
Debt facilities - Energy	625	625
Debt and credit facilities - Railcar	2,684	2,133
Credit facilities - Gaming	292	295
Credit facilities - Food Packaging	270	272
Other	298	193
	$12,633	$11,588
Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings
5.875% Senior Unsecured Notes Due 2022
On January 29, 2014, we and a wholly owned subsidiary of ours, Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”), (collectively, the “Issuers”), issued $1.350 billion in aggregate principal amount of 5.875% Senior Notes due 2022 (the “2022 Notes”) pursuant to the purchase agreement, dated January 22, 2014 (the “2022 Notes Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Jefferies LLC, as initial purchaser (the “2022 Notes Purchaser”). The 2022 Notes were priced at 100.000% of their face amount.  The net proceeds from the sale of the 2022 Notes were approximately $1.340 billion after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering. Interest on the 2022 Notes will be payable on February 1 and August 1 of each year, commencing August 1, 2014. The 2022 Notes Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the 2022 Notes Purchaser, on the other, have agreed to indemnify each other against certain liabilities.
The Issuers issued the 2022 Notes under the indenture dated as of January 29, 2014 (the “2022 Indenture”), among the Issuers, Icahn Enterprises Holdings, as guarantor (the “Guarantor”), and Wilmington Trust Company, as trustee. The 2022 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments.  Prior to the maturity of the 2022 Notes, the Issuers may redeem some or all of the 2022 Notes at certain times by paying a premium as specified in the 2022 Indenture, plus accrued and unpaid interest.
The 2022 Notes and the related guarantee are the senior unsecured obligations of the Issuers and rank equally with all of the Issuers’ and the Guarantor’s existing and future senior unsecured indebtedness and senior to all of the Issuers’ and the Guarantor’s existing and future subordinated indebtedness.  The 2022 Notes and the related guarantee are effectively subordinated to the Issuers’ and the Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness.  The 2022 Notes and the related guarantee are also effectively subordinated to all indebtedness and other liabilities of the Issuers’ subsidiaries other than the Guarantor.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the sale of the 2022 Notes, the Issuers and the Guarantor entered into a certain registration rights agreement dated January 29, 2014. See below for further discussion of this registration rights agreement.
6.00% Senior Unsecured Notes Due 2020
On August 1, 2013, the Issuers issued $500 million aggregate principal amount of 6% Senior Notes due 2020 (the “Initial 2020 Notes”) pursuant to the purchase agreement, dated July 29, 2013, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Jefferies & Company, Inc., as initial purchaser. In addition, as described below, on January 21, 2014, the Issuers issued $1.200 billion in aggregate principal amount of 6% Senior Notes due 2020 (the "Additional 2020 Notes" and together with the Initial 2020 Notes, the "2020 Notes") pursuant to the purchase agreement, dated January 8, 2014, by and among the Issuers, the Guarantor, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, Jefferies LLC and UBS Securities LLC, as initial purchasers. The net proceeds from the sale of the Initial 2020 Notes and the Additional 2020 Notes were $493 million and approximately $1.217 billion, respectively, after deducting the initial purchasers' discount and commission and estimated fees and expenses related to the offerings. The Additional 2020 Notes constitute the same series of securities of the 2020 Notes for purposes of the indenture governing the notes and vote together on all matters with such series. The Additional 2020 Notes have substantially identical terms as the Initial 2020 Notes. Interest on the 2020 Notes is payable on February 1 and August 1 of each year, commencing February 1, 2014.
The 2020 Notes were issued under and are governed by an indenture, dated August 1, 2013 (the “2020 Indenture”), among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The 2020 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments.  Prior to the maturity of the 2020 Notes, the Issuers may redeem some or all of the 2020 Notes at certain times by paying certain premiums as specified in the 2020 Indenture, plus accrued and unpaid interest.
The 2020 Notes and the related guarantee are the senior unsecured obligations of the Issuers and the Guarantor and rank equally with all of the Issuers' and the Guarantor's existing and future senior unsecured indebtedness and rank senior to all of the Issuers' and the Guarantor's existing and future subordinated indebtedness. The series of notes constituting the 2020 Notes and the related guarantee are effectively subordinated to the Issuers' and the Guarantor's existing and future secured indebtedness to the extent of the collateral securing such indebtedness. The series of notes constituting the 2020 Notes and the related guarantee are also effectively subordinated to all indebtedness and other liabilities of the Issuers' subsidiaries other than the Guarantor.
In connection with the issuance of the Initial 2020 Notes on August 1, 2013, the Issuers and the Guarantor entered into a registration rights agreement dated August 1, 2013. On September 26, 2013, we filed an initial registration statement on Form S-4 with respect to the Initial 2020 Notes for the sole purpose of exchanging the unregistered Initial 2020 Notes for notes that are registered with the SEC ("Exchange Notes"). The exchange offer registration statement on Form S-4 with respect to the Initial 2020 Notes was declared effective on December 9, 2013. Pursuant to the registration rights agreement dated August 1, 2013, we subsequently commenced the exchange offer to exchange the Initial 2020 Notes for Exchange Notes, which exchange offer expired on January 15, 2014. All of the Initial 2020 Notes were properly tendered in the exchange offer and accepted by us in exchange for the Exchange Notes.
In connection with the sale of the Additional 2020 Notes, the Issuers and the Guarantor entered into a certain registration rights agreement dated January 29, 2014. See below for further discussion of this registration rights agreement.
4.875% Senior Unsecured Notes Due 2019 and 3.50% Senior Notes due 2017
On January 21, 2014, the Issuers issued $1.275 billion in aggregate principal amount of our 4.875% Senior Notes due 2019 (the “2019 Notes”) and $1.175 billion in aggregate principal amount of our 3.500% Senior Notes due 2017 (the “2017 Notes”) pursuant to the purchase agreement, dated January 8, 2014, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, Jefferies LLC and UBS Securities LLC, as initial purchasers (the “New Notes Purchasers”). The net proceeds from the sale of the 2019 Notes and the 2017 Notes were $1.269 billion and $1.169 billion, respectively, after deducting the initial purchasers' discount and commission and estimated fees and expenses related to the offering. Interest on the 2019 Notes and the 2017 Notes is payable on March 15 and September 15 of each year and commenced September 15, 2014.
We used the proceeds from the issuance of the Additional 2020 Notes, the 2019 Notes, and the 2017 Notes to refinance our 2010-2012 Notes (as defined below). As a result of this refinancing, we purchased $3.500 billion aggregate principal of the 2010-2012 Notes and recognized a loss of $108 million on extinguishment of debt during the first quarter of 2014, and is

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reflected in other income, net in the consolidated statements of operations. The 2016 Notes (as defined below) and the 2018 Notes (as defined below) comprising the 2010-2012 Notes were discharged in full on February 6, 2014.
The Issuers issued the 2019 Notes and the 2017 Notes under an indenture dated as of January 21, 2014 (the “2017 and 2019 Indenture”), among the Issuers, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee. The 2017 and 2019 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments.  Prior to the maturity of the 2017 or 2019 Notes, the Issuers may redeem either the 2017 or 2019 Notes by paying certain premiums as specified in the applicable 2017 or 2022 Indenture, plus accrued and unpaid interest as applicable.
In connection with the sale of the Additional 2020 Notes, the 2019 Notes and the 2017 Notes (collectively, the "New Notes") and the 2022 Notes, the Issuers and the Guarantor entered into two registration rights agreements, one dated January 21, 2014 and the other January 29, 2014 (the “Registration Rights Agreements”), with the New Notes Purchasers and the 2022 Notes Purchaser, respectively.  Pursuant to the Registration Rights Agreements, on March 28, 2014, we filed an initial Form S-4 with respect to the New Notes and 2022 Notes for the sole purpose of exchanging the unregistered New Notes and the 2022 Notes for Exchange Notes. The exchange offer registration statement on Form S-4 with respect to the New Notes and the 2022 Notes was declared effective on April 24, 2014. Pursuant to the Registration Rights Agreements, we subsequently commenced the exchange offer to exchange the New Notes and the 2022 Notes for Exchange Notes which exchange offer expired on May 23, 2014. Substantially all of the New Notes and 2022 Notes were properly tendered in the exchange offer and accepted by us in exchange for registered Exchange Notes.
Senior Unsecured Notes Restrictions and Covenants
The indentures governing both the New Notes and the 2022 Notes restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.
As of December 31, 2015 and 2014, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2015, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness.
Debt Facilities - Automotive
Federal-Mogul
On December 6, 2013, Federal-Mogul entered into an amendment (the “Federal-Mogul Revolver Amendment”) of its Term Loan and Revolving Credit Agreement dated as of December 27, 2007 (as amended, the “Federal-Mogul Credit Agreement”) to amend its existing revolving credit facility to provide for a replacement revolving credit facility (the “Federal-Mogul Replacement Revolving Facility”). The Federal-Mogul Revolver Amendment, among other things, (i) increased the aggregate commitments available under the Federal-Mogul Replacement Revolving Facility from $540 million to $550 million, (ii) extended the maturity date of the Federal-Mogul Replacement Revolving Facility to December 6, 2018, subject to certain limited exceptions described below, and (iii) amended Federal-Mogul’s borrowing base to provide it with additional liquidity.
Advances under the Federal-Mogul Replacement Revolving Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate (as defined in the Federal-Mogul Credit Agreement) plus an adjustable margin of 0.50% to 1.00% based on the average monthly availability under the Federal-Mogul Replacement Revolving Facility or (ii) Adjusted LIBOR Rate (as defined in the Federal-Mogul Credit Agreement) plus a margin of 1.50% to 2.00%based on the average monthly availability under the Federal-Mogul Replacement Revolving Facility. An unused commitment fee of 0.375% also is payable under the terms of the Federal-Mogul Replacement Revolving Facility.
Amendment to Credit Agreement
On April 15, 2014, Federal-Mogul Holdings Corporation entered into a tranche B term loan facility (the “ Tranche B Facility”) and a tranche C term loan facility (the “ Tranche C Facility,” and together with the Tranche B Facility, the “ Federal-Mogul Term Facilities”), and assumed all of the obligations of Federal-Mogul Corporation with respect to the Federal-Mogul Replacement Revolving Facility. The Federal-Mogul Term Facilities were entered into, and the Federal-Mogul Replacement

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving Facility was assumed, by Federal-Mogul Holdings Corporation, pursuant to an amendment dated as of April 15, 2014 to the previously existing Term Loan and Federal-Mogul Credit Agreement dated December 27, 2007. Immediately following the closing of the Federal-Mogul Term Facilities, Federal-Mogul Holdings Corporation contributed all of the net proceeds from the Facilities to Federal-Mogul Corporation, and Federal-Mogul Corporation repaid its existing outstanding indebtedness as a borrower under the tranche B and tranche C term loan facilities. In connection with this debt refinancing, our Automotive segment recognized a non-cash loss on debt extinguishment of $36 million during the year ended December 31, 2014, which was primarily attributable to the write-off of debt discounts, and is reflected in other income, net in the consolidated statements of operations.
The Federal-Mogul Term Facilities, among other things, (i) provide for aggregate commitments under the Tranche B Facility of $700 million with a maturity date of April 15, 2018, (ii) provide for aggregate commitments under the Tranche C Facility of approximately $1.9 billion with a maturity date of April 15, 2021, (iii) increase the interest rates applicable to the Federal-Mogul Facilities as described below, (iv) provide that for all outstanding letters of credit there is a corresponding decrease in borrowings available under the Federal-Mogul Replacement Revolving Facility, (v) provide that in the event that as of a particular determination date more than $700 million aggregate principal amount of existing term loans and certain related refinancing indebtedness will become due within 91 days of such determination date, the Federal-Mogul Replacement Revolving Facility will mature on such determination date, (vi) provide for additional incremental indebtedness, secured on a pari passu basis, of an unlimited amount of additional indebtedness if Federal-Mogul meets a financial covenant incurrence test, and (vii) amend certain other restrictive covenants. Pursuant to the Federal-Mogul Term Facilities, Federal-Mogul Holdings Corporation assumed all of the obligations of Federal-Mogul Corporation with respect to the Federal-Mogul Replacement Revolving Facility.
Advances under the Tranche B Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate plus a margin of 2.00% or (ii) the Adjusted LIBOR Rate plus a margin of 3.00%, subject, in each case, to a minimum rate of 1.00% plus the applicable margin. Advances under the Tranche C Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate plus a margin of 2.75% or (ii) the Adjusted LIBOR Rate plus a margin of 3.75%, subject, in each case, to a minimum rate of 1.00% plus the applicable margin.
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
The Federal-Mogul Credit Agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. At December 31, 2015 and 2014, Federal-Mogul was in compliance with all debt covenants.
As of December 31, 2015 and 2014, the borrowing availability under the Federal-Mogul Replacement Revolving Facility was $170 million and $516 million, respectively. As of December 31, 2015, the outstanding balance on the Federal-Mogul Replacement Revolving Facility was $340 million. As of December 31, 2014, there were no borrowings outstanding under the Federal-Mogul Replacement Revolving Facility. Federal-Mogul had $40 million and $34 million of letters of credit outstanding as December 31, 2015 and 2014, respectively, pertaining to Federal-Mogul's term loan credit facility. To the extent letters of credit associated with the Federal-Mogul Replacement Revolving Facility are issued, there will be a corresponding decrease in borrowings available under this facility.
The weighted average cash interest rates for debt were approximately 4.4% and 4.7% as of December 31, 2015 and 2014, respectively.
IEH Auto
On November 25, 2015, IEH Auto entered into a senior secured asset based revolving credit facility (the "IEH Auto ABL Credit Facility") with Bank of America as agent, sole lead arranger, and sole bookrunner for $125 million. On January 25, 2016, the ABL Credit Facility was amended and restated to include Citizens Bank as the documentation agent and to increase the revolver commitments to $210 million.  The IEH Auto ABL Credit Facility allows for an increase in borrowings of up to $150 million subject to certain conditions.  The IEH Auto ABL Credit Facility is primarily secured by the IEH Auto’s accounts receivables and inventory

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Borrowings under the IEH Auto ABL Credit Facility bear interest at either a base rate (prime rate plus an applicable margin) or LIBOR plus an applicable margin at the option of IEH Auto. The applicable margin is (i) (a) 1.50% for LIBOR borrowings and (b) 0.50% for prime rate borrowings, in each case if quarterly average excess availability is equal to or exceeds 50% of the lesser of the borrowing base and the total commitments and (ii) (a) 1.75% for LIBOR borrowings and (b) 0.75% for prime rate borrowings, in each case if quarterly average excess availability is less than 50% of the lesser of the borrowing base and the total commitments. The IEH Auto ABL Credit Facility also requires the payment of certain customary fees, including an unused line fee of (i) 0.375% if the daily average revolver usage of revolver commitments is equal to or less than 50% of the lesser of the borrowing base and the total commitments and (ii) 0.25% if the daily average revolver usage revolver commitments is greater than 50% of the lesser of the borrowing base and the total commitments.
 The IEH Auto ABL Credit Facility contains a fixed charge coverage ratio of 1.0 to 1.0 which is measured annually and during certain trigger events. Additional restrictions relate to the ability to incur liens, engage in certain consolidations, mergers, purchases or sales of assets, dividend payments, incur additional indebtedness, make advances, investments and loans, enter into certain affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. As of December 31, 2015, the IEH Auto ABL Facility had a balance of $75 million and $3 million in letters of credit.  As of December 31, 2015, the availability on the IEH Auto ABL Credit Facility was $30 million. As of December 31, 2015 IEH Auto was in compliance with the covenants of the IEH Auto ABL Facility.
Debt and Credit Facilities - Energy
Senior Secured Notes
On January 23, 2013, a portion of the proceeds from CVR Refining's IPO were utilized to satisfy and discharge the indenture governing the CVR Second Lien Secured Notes due 2017 ("CVR Second Lien Notes"). As a result, all of the outstanding CVR Second Lien Notes were redeemed on January 23, 2013 resulting in a gain on extinguishment of debt of $5 million for our Energy segment during 2013.
On October 23, 2012, CVR Refining LLC and its wholly owned subsidiary, Coffeyville Finance Inc., completed a private offering of $500 million in aggregate principal amount of 6.50% Senior Notes due 2022 (the "CVR 2022 Notes"). The CVR 2022 Notes were issued at par. CVR Refining LLC received $493 million of cash proceeds, net of underwriting fees. The CVR 2022 Notes are fully and unconditionally guaranteed by CVR Refining and each of CVR Refining's existing domestic subsidiaries on a joint and several basis. The CVR 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the CVR 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.
The CVR 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The CVR 2022 Notes provide that CVR Refining can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the CVR 2022 Notes. As of December 31, 2015, CVR Refining was in compliance with the covenants contained in the CVR 2022 Notes.
Amended and Restated Asset Based (ABL) Credit Facility
CVR Refining has a senior secured asset based revolving credit facility (the "Amended and Restated ABL Credit Facility") with a group of lenders and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and collateral agent. The Amended and Restated ABL Credit Facility has an aggregate principal amount of up to $400 million with an incremental facility, which permits an increase in borrowings of up to $200 million subject to receipt of additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of CVR Refining and its subsidiaries. The Amended and Restated ABL Credit Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017.
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
The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of CVR Refining and its respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined therein. CVR Refining was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of December 31, 2015.
As of December 31, 2015, CVR Refining and its subsidiaries had availability under the Amended and Restated ABL Credit Facility of $290 million and had letters of credit outstanding of $28 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of December 31, 2015. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of December 31, 2015.
CVR Partners Credit Facility
CVR Partner's credit facility includes a term loan facility of $125 million and a revolving credit facility of $25 million, which was undrawn as of December 31, 2015, with an uncommitted incremental facility of up to $50 million. No amounts were outstanding under the revolving credit facility at December 31, 2015. There is no scheduled amortization of the credit facility, which matures in April 2016. CVR Partners is considering capital structures and refinancing options associated with the credit facility maturity.
Borrowings under the credit facility bear interest based on a pricing grid determined by the trailing four quarter leverage ratio. The initial pricing for Eurodollar rate loans under the credit facility is the Eurodollar rate plus a margin of 3.50% or, for base rate loans, the prime rate plus 2.50%. Under its terms, the lenders under the credit facility were granted a first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CRNF and CVR Partners. At December 31, 2015, the effective interest rate was approximately 4.60%.
The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the incurrence of liens, disposal of assets, making restricted payments, making investments or acquisitions and entry into sale-leaseback transactions or affiliate transactions. The credit facility provides that CVR Partners can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of December 31, 2015, CRNF was in compliance with the covenants contained in the credit facility.
On February 9, 2016, CRLLC and CVR Partners entered into a guaranty, pursuant to which CRLLC agreed to guaranty the indebtedness outstanding under CVR Partners' credit facility. If the credit facility becomes due prior to a refinancing by CVR Partners, CRLLC is required to pay the indebtedness pursuant to this guaranty. CVR Partners' obligation to repay CRLLC for the indebtedness will be pursuant to a promissory note ("the CVR Partners Note"). The terms of the CVR Partners Note will be mutually agreed upon by the parties, provided, the term will be the lesser of two years or such time that CVR Partners obtains third-party financing ("New CVR Partners Debt") of at least $125 million on terms acceptable to CVR Partners with a term of greater than one year from the inception of the New CVR Partners Debt.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt and Credit Facilities - Railcar
ARI
2014 Lease Fleet Financing
In January 2014, ARI, through its wholly owned subsidiary, Longtrain Leasing I, LLC ("Longtrain Leasing I") refinanced a certain term loan (the "Original ARI Term Loan") under an amended and restated credit agreement to, among other provisions, increase the aggregate borrowings available thereunder. In connection with the refinancing, Longtrain Leasing I received borrowings of $316 million, net of fees and expenses (the "ARI Refinanced Term Loan"). Of this amount, $194 million was used to refinance the Original ARI Term Loan, resulting in net proceeds of $122 million. In conjunction with the refinancing, ARI incurred a $2 million loss on extinguishment of debt in 2014, which is reflected in other income, net in our consolidated statements of operations. As of December 31, 2014, the outstanding principal balance on the ARI Refinanced Term Loan was $309 million. In connection with the lease fleet financing as discussed below, the ARI Refinanced Term Loan was repaid in full during the first quarter of 2015.
In October 2014, ARI, through Longtrain Leasing II LLC ("Longtrain Leasing II"), a wholly owned subsidiary of ARI, entered into a lease fleet financing facility for $100 million under a term loan agreement ("Longtrain Leasing II Term Loan") in order to support the growth of its leasing business. The Longtrain Leasing II Term Loan was scheduled to mature in April 2015. As of December 31, 2014, the outstanding principal balance on the Longtrain Leasing II Term Loan was $100 million. In connection with the lease fleet financing transaction as discussed below, the Longtrain Leasing II Term Loan was repaid in full during the first quarter of 2015.
2015 Lease Fleet Financing
On January 29, 2015, ARI refinanced its lease fleet financing facilities to, among other things, increase the aggregate borrowings thereunder. In connection with the refinancing, Longtrain Leasing III LLC ("Longtrain Leasing III") completed a private placement of $626 million in aggregate principal amount of notes consisting of $250 million in aggregate principal amount of its 2.98% Fixed Rate Secured Railcar Equipment Notes, Class A-1 ("ARI Class A-1 Notes") and $376 million in aggregate principal amount of its 4.06% Fixed Rate Secured Railcar Equipment Notes, Class A-2 ("ARI Class A-2 Notes", and collectively with the ARI Class A-1 Notes, the "ARI 2015 Notes"). Of the aggregate principal amount, $409 million was used to refinance ARI's lease fleet financing facilities, resulting in net proceeds of $212 million. In conjunction with the refinancing, our Railcar segment incurred a $2 million loss on debt extinguishment, which is reflected in other income, net in the consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the Longtrain Leasing I and Longtrain Leasing II lease fleet financings. As of December 31, 2015, the outstanding principal balance on the ARI 2015 Notes was $601 million. The ARI 2015 Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
The ARI 2015 Notes were issued pursuant to a certain indenture (the "ARI Indenture), dated January 29, 2015 between Longtrain Leasing III and U.S. Bank National Association, as indenture trustee ("ARI Indenture Trustee"). The ARI Class A-1 Notes bear interest at a fixed rate of 2.98% per annum, and the ARI Class A-2 Notes bear interest at a fixed rate of 4.06% per annum. Interest on the ARI 2015 Notes is payable monthly on the 15th calendar day of each month in accordance with the flow of funds provisions described in the ARI Indenture. While the legal final maturity date of the ARI 2015 Notes is January 17, 2045, cash flows from Longtrain Leasing III's assets will be applied, pursuant to the flow of funds provisions of the ARI Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the ARI Indenture, early amortization of the ARI 2015 Notes may be required in certain circumstances. If the ARI 2015 Notes are not repaid by the expected principal repayment date on January 15, 2025, additional interest will accrue at a rate of 5.0% per annum and be payable monthly according to the flow of funds. Pursuant to the terms of the ARI Indenture, ARI is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of December 31, 2015, the liquidity reserve amount was $17 million, and included within restricted cash on the consolidated balance sheets.
Longtrain Leasing III can prepay or redeem the ARI Class A-1 Notes, in whole or in part, on any payment date and the ARI Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018.
The Indenture contains covenants which limit, among other things, Longtrain Leasing III's ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications. ARI was in compliance with all of these covenants as of December 31, 2015.
The ARI Indenture also contains certain customary events of default, including among others, failure to pay amounts when due after applicable grace periods, failure to comply with certain covenants and agreements, and certain events of bankruptcy or insolvency. Certain events of default under the ARI Indenture will make the outstanding principal balance and accrued interest on the ARI 2015 Notes, together with all amounts then due and owing to the noteholders, immediately due and payable without further action. For other events of default, the ARI Indenture Trustee, acting at the direction of a majority of the noteholders, may declare the principal of and accrued interest on all ARI 2015 Notes then outstanding to be due and payable immediately.
2015 Revolving Credit Facility
In December 2015, ARI completed a financing of its railcar lease fleet with availability of up to $200 million under a credit agreement ("ARI 2015 Credit Agreement"). The initial amount drawn from the revolving credit facility ("ARI Revolving Loan") obtained at closing amounted to $100 million, net of fees and expenses. In February 2016, ARI repaid amounts outstanding under the ARI Revolving Loan in full and as of the date of this Report, ARI had borrowing availability of $200 million under the ARI Revolving Loan.
The ARI Revolving Loan accrues interest at a rate per annum equal to Adjusted LIBOR (as defined in the ARI 2015 Credit Agreement) for the applicable interest period, plus 1.45%, for a rate of 1.9% as of December 31, 2015. Interest is payable on the last day of each 1, 2, or 3-month interest period, the day of any mandatory prepayment, and the maturity date.
The ARI Revolving Loan and the other obligations under the ARI 2015 Credit Agreement are fully recourse to ARI and are secured by a first lien and security interest on certain specified railcars (together with specified replacement railcars), related leases, related receivables and related assets, subject to limited exceptions, a controlled bank account, and following an election by ARI, the Railcar Management Agreement with ARL.
Subject to the provisions of the ARI 2015 Credit Agreement, the ARI Revolving Loan may be borrowed and reborrowed until the maturity date. The ARI Revolving Loan may be prepaid at ARI's option at any time without premium or penalty (other than customary LIBOR breakage fees and customary reimbursement of increased costs). The final scheduled maturity of the ARI Revolving Loan is December 10, 2018, or such earlier date as provided in the Credit Agreement. ARI was in compliance with all of its covenants under the ARI 2015 Credit Agreement as of December 31, 2015.
As of December 31, 2015 and 2014, the net book value of the railcars that were pledged as part of the Lease Fleet Financings was $564 million and $277 million, respectively.
ARL
Revolving Credit Facilities
On December 19, 2014, ARL closed on the Citizen's Bank revolving credit facility (the "Citizen Bank Revolver"), with Citizen Bank's as the administrative agent, along with several other participating banks, replacing the ARL Sovereign Revolver.  The capacity of the Citizen Bank Revolver is $250 million.  In addition, under certain circumstances, ARL has the ability to increase the Citizen Bank Revolver credit availability by $100 million to a total availability of $350 million.  The Citizen Bank Revolver bears interest of LIBOR plus1.45% with a maturity date of December 19, 2017.  The Citizen Bank Revolver is secured by railcars and related leases and lease receivables and is subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value.  As of December 31, 2015 there were $250 million borrowings under the Citizen Bank Revolver. As of December 31, 2014, there were no borrowings under the Citizen Bank Revolver. In addition, as of both December 31, 2015 and 2014, ARL was in compliance with all covenants of the Citizen Bank Revolver.
Term Notes
ARL and its wholly owned subsidiaries have various term loans, all of which are non-recourse to us, some of which bear interest at variable rates based on LIBOR and have maturities between July 14, 2014 and July 16, 2019, and the rest bear interest at rates between 3.35% and 6.95% and have maturities between July 28, 2014 and February 25, 2020. Substantially all of the term loans are secured by railcars and related leases and lease receivables and are subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 21, 2014, NCF I, LLC, a subsidiary of ARL, entered into a $250 million term loan (the “NCF I Term Loan”) with Key Equipment Finance, a division of KeyBank National Association. The NCF I Term Loan matures on February 21, 2019. Interest shall accrue on the principal balance at the rate of 30-day LIBOR plus 2.0%, with the rate to reset monthly that is payable monthly, commencing on March 20, 2014.
On February 25, 2014, NCF II, LLC, a subsidiary of ARL, entered into a $135 million term loan (the “NCF II Term Loan”) with AIG Commercial Asset Finance. The NCF II Term Loan matures on February 25, 2020. Interest shall accrue on the principal balance at the rate of 3.7% that is payable monthly, commencing on March 25, 2014.
The NCF I Term Loan and NCF II Term Loan are each subject to a maximum 80% loan to value ratio, to be measured monthly and verified annually by collateral appraisal. Both of the NCF I Term Loan and the NCF II Term Loan are secured by railcar assets and guaranteed by an affiliated company and includes a tangible net worth covenant for the guarantor, among other covenants.
As required by the ARL Contribution Agreement, the NCF I Term Loan and the NCF II Term Loans were incurred to finance ARL’s distribution of $381 million of cash to IRL Holding LLC, an affiliate of Mr. Icahn, which occurred on February 26, 2014.
On March 27, 2014, RCF 2014, LLC, a subsidiary of ARL, entered into a $300 million term loan (the “RCF Term Loan”) with the Royal Bank of Scotland PLC. Proceeds of the RCF Term Loan, along with $256 million in cash, were used to pay off a certain term note that matured in March 2014 with a certain subsidiary of ARL. The RCF Term Loan matures on September 27, 2014. Interest shall accrue on the principal balance at the rate of 30-day LIBOR plus 1.45%, with the rate to reset monthly and is payable monthly, commencing on April 15, 2014. The RCF Term Loan is secured by railcars and related leases and lease receivables and is subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value. During September 2014, as discussed below, a portion of the proceeds from the Credit Agricole Term Loan (as defined below) were used to pay off in full the RCF Term Loan.
On June 23, 2014, ARL entered into a certain $12 million term loan (the “Midland Term Loan”). The Midland Term Loan matures on July 1, 2015. On December 23, 2014, ARL entered into an amendment to the Midland Term Loan, which extended the maturity to July 1, 2019. Interest accrues on the principal balance at the rate of 30-day LIBOR plus 2.0%, with the rate to reset monthly, and is payable monthly, commencing on August 1, 2014. The Midland Term Loan is subject to a maximum 85% loan to value ratio and is secured by railcar assets.
On September 3, 2014, RCF 2014, LLC, a subsidiary of ARL, entered into a $375 million term loan with Credit Agricole Corporate and Investment Bank ("Credit Agricole Term Loan") with a maturity date of September 3, 2021. Interest shall accrue on the principal balance of the loan at the rate of 30-day LIBOR plus 1.75%, with the rate to reset monthly. The loan is payable monthly, commencing on October 3, 2014.  Proceeds from the Credit Agricole Term Loan were used to pay off the RCF Term Loan and a certain revolving credit facility with Sovereign Bank.
During the third quarter of 2014, ARL entered into two separate term loan arrangements aggregating $62 million with two financial institutions. These term loans have variable interest rates at 30-day LIBOR plus an applicable margin and have maturity dates of October 1, 2019 and October 26, 2021.
During the fourth quarter of 2015, ARL entered into four separate term loan arrangements aggregating $191 million with four financial institutions. These term loans have variable interest rates at 30-day LIBOR plus an applicable margin and have maturity dates ranging from March 29, 2016 to October 30, 2022.
The 30-day LIBOR rate was 0.44% and 0.17% at December 31, 2015 and 2014, respectively. ARL's average interest rate on all of its borrowings was 3.41% and 3.16% for the years ended December 31, 2015 and 2014, respectively.
As of December 31, 2015, ARL and its wholly owned subsidiaries were in compliance with all debt covenants with respect to all of their term loans.
Bond Securitizations
On December 12, 2012, a subsidiary of ARL entered into a bond securitization transaction with RBS Securities, Inc. ("RBS") as the initial purchaser of the $110 million principal amount of the Floating Secured Railcar Equipment Notes, Class A-1 ("ARL 2012 Class A-1 Notes"), and the $106 million principal amount of the Fixed Rate Secured Railcar Equipment Notes, Class A-2 ("ARL 2012 Class A-2 Notes") and, together with the ARL Class A-1 Notes, collectively referred to herein as the "ARL 2012 Bond Securitization Notes"). The ARL 2012 Class A-1 Notes bear interest of LIBOR plus 1.75%; the ARL

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012 Class A-2 Notes bear a fixed interest rate of 3.81%. Interest on each of the ARL 2012 Bond Securitization Notes are payable on the 15th calendar day of each month starting on January 15, 2013. The expected principal repayment date for the ARL 2012 Bond Securitization Notes is December 15, 2022 and the legal final maturity date for the ARL 2012 Bond Securitization Notes is December 15, 2042.
On June 25, 2014, a certain subsidiary of ARL entered into a bond securitization transaction with RBS as the initial purchaser of the $175 million principal amount of the Fixed Secured Railcar Equipment Notes, Class A-1 ("ARL 2014 Class A-1 Notes"), and the $150 million principal amount of the Fixed Rate Secured Railcar Equipment Notes, Class A-2 ("ARL 2014 Class A-2 Notes" and, together with the ARL 2014 Class A-1 Notes, collectively referred to herein as the "ARL 2014 Bond Securitization Notes"). Of the proceeds from the ARL 2014 Bond Securitization Notes, $156 million were used to pay down the RCF Term Loan. The ARL 2014 Class A-1 Notes bear a fixed interest rate of 2.92%; the ARL 2014 Class A-2 Notes bear a fixed interest rate of 3.97%. Interest on each of the ARL 2014 Bond Securitization Notes is payable on the 15th calendar day of each month starting on July 15, 2014. The expected principal repayment date for the ARL 2014 Bond Securitization Notes is June 15, 2024 and the legal final maturity date for the ARL 2014 Bond Securitization Notes is June 15, 2044.
Each of the ARL 2012 Bond Securitization Notes and ARL 2014 Bond Securitization Notes is subject to certain covenants, including the maintenance of certain financial ratios related to net worth, utilization and debt service coverage. As December 31, 2015, ARL was in compliance with all debt covenants with respect to the ARL 2012 Bond Securitization Notes and ARL 2014 Bond Securitization Notes.
Credit Facilities - Gaming
Credit Facilities
On November 27, 2013, Tropicana entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “Tropicana Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Tropicana Revolving Facility” and, together with the Tropicana Term Loan Facility, the “Tropicana Credit Facilities”). Commencing on December 31, 2013, the Tropicana Term Loan Facility amortizes in equal quarterly installments in an amount of $750,000, with any remaining balance payable on the final maturity date of the Tropicana Term Loan Facility, which is November 27, 2020. Amounts under the Tropicana Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018.
The Tropicana Term Loan Facility accrues interest, at Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Tropicana Revolving Facility accrues interest, at Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of December 31, 2015, the interest rate on the Tropicana Term Loan Facility was 4.0% and the Tropicana Revolving Facility was undrawn and had $15 million of availability.
The Tropicana Credit Facilities are guaranteed by all of Tropicana's domestic subsidiaries, subject to limited exceptions, and additional subsidiaries may be required to provide guarantees, subject to limited exceptions. The Tropicana Credit Facilities are secured by a first lien on substantially all assets of Tropicana and the domestic subsidiaries that are guarantors, with certain limited exceptions. Subsidiaries that become guarantors will be required, with certain limited exceptions, to provide first liens and security interests in substantially all their assets to secure the Tropicana Credit Facilities.
At the election of Tropicana and subject to certain conditions, including a maximum senior secured net leverage ratio of 3.25:1.00, the amount available under the Tropicana Credit Facilities may be increased, which increased amount may be comprised of additional term loans and revolving loans.
The Tropicana Term Loan Facility may be prepaid at the option of Tropicana at any time without penalty (other than customary LIBO Rate breakage fees). Tropicana is required to make mandatory payments of the Tropicana Credit Facilities with (i) net cash proceeds of certain asset sales (subject to reinvestment rights), (ii) net cash proceeds from certain issuances of debt and equity (with certain exceptions), (iii) up to 50% of annual excess cash flow (as low as 0% if Tropicana's total leverage ratio is below 2.75:1.00), and (iv) certain casualty proceeds and condemnation awards (subject to reinvestment rights).

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key covenants binding Tropicana and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Tropicana Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against Tropicana or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the Tropicana Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) Tropicana's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. Tropicana was in compliance with the covenants of the Tropicana Term Loan Facility at December 31, 2015.
Credit Facility - Food Packaging
Credit Facility
In connection with certain financing transactions, on January 30, 2014, Viskase entered into a credit agreement with UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and the Lenders parties thereto, providing for a $275 million senior secured covenant light term loan facility (“Viskase Term Loan”). A portion of the proceeds from the Viskase Term Loan was used to satisfy and discharge all of the existing Viskase 9.875% Notes and Viskase recorded a loss of $16 million on debt extinguishment during the year ended December 31, 2014, which is reflected in other income, net in the consolidated statements of operations.
The Viskase Term Loan bears interest at a LIBO Rate plus 3.25% (with the LIBO Rate carrying a 1.00% floor), or at a Base Rate equal to the sum of (1) the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, (c) one-month LIBOR plus 1.0%, or (d) 2.0%, plus (2) 2.25%. The Viskase Term Loan has a 1% per annum amortization with a maturity date of January 30, 2021. The Viskase Term Loan is subject to certain additional mandatory prepayments upon asset sales, incurrence of indebtedness not otherwise permitted, and based upon a percentage of excess cash flow. Prepayments on the Viskase Term Loan may be made at any time, subject to a prepayment premium of 1% for certain prepayments during the first six months of the term.
Indebtedness under the Viskase Term Loan is secured by liens on substantially all of Viskase’s domestic and Mexican assets, with liens on (i) the Fixed Asset Priority Collateral, to be contractually senior to the liens securing the Revolving Credit Facility pursuant to the intercreditor agreement, (ii) the ABL Priority Collateral, to be contractually subordinate to the liens securing the Revolving Credit Facility pursuant to the intercreditor agreement, and (iii) all other assets, to be contractually pari passu with the liens securing the Revolving Credit Facility pursuant to the intercreditor agreement. Viskase's future direct or indirect material domestic subsidiaries are required to guarantee the obligations under the Viskase Term Loan, and to provide security by liens on their assets as described above.
Other
In its foreign operations, Viskase has unsecured lines of credit with various banks providing $8 million of availability as of December 31, 2015.
Other
Secured Revolving Credit Agreement - Home Fashion
On November 24, 2015, WPH entered into a $30 million loan and security agreement (“WPH Facility”) with a nationally recognized bank, as administrative agent and lender, subject to monthly borrowing base calculations and may be used for letters of credit up to $10 million. The WPH Facility has the ability to increase to $55 million upon meeting certain criteria. The WPH Facility replaces a certain letter of credit facility which expired on October 15, 2015. Under the five-year agreement, which matures on November 24, 2020, borrowings under the WPH Facility bear interest at LIBOR plus 1.5%. WPH pays an unused line fee at a 0.25% per annum rate on any increase in the WPH Facility above $30 million that is unused during any month. Obligations under the WPH Facility are secured by WPH's U.S. receivables, U.S. inventory and certain other assets. The WPH Facility is also subject to certain fixed charge coverage ratio under certain conditions. As of December 31, 2015 there were no borrowings under the WPH Facility. The letters of credit under the WPH Facility are subject to 0.50% annual fee on the outstanding face amount of the letters of credit issued under the WPH Facility, which face amount as of December 31, 2015 was $5 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Maturities
The following is a summary of the maturities of our debt and capital lease obligations as of December 31, 2015:

Year	Debt	Capital Leases
	(in millions)
2016	$779	$27
2017	1,563	7
2018	1,189	5
2019	1,619	5
2020	2,050	3
Thereafter	5,378	38
	$12,578	$85

11.	Pension, Other Post-employment Benefits and Employee Benefit Plans.
Federal-Mogul, ARI and Viskase each sponsor several defined benefit pension plans (the ''Pension Benefits''). Additionally, Federal-Mogul and Viskase each sponsors health care and life insurance benefits (''Other Post-Employment Benefits'') for certain employees and retirees around the world. ARI also previously sponsored a post-employment medical benefit plan that provided access to healthcare for certain retired employees; this plan was terminated effective December 31, 2013. The Pension Benefits are funded based on the funding requirements of federal and international laws and regulations, as applicable, in advance of benefit payments and the Other Benefits as benefits are provided to participating employees. As prescribed by applicable U.S. GAAP, Federal-Mogul, ARI and Viskase each uses, as applicable, appropriate actuarial methods and assumptions in accounting for its defined benefit pension plans, non-pension post-employment benefits, and disability, early retirement and other post-employment benefits. The measurement date for all defined benefit plans is December 31 of each year.
Components of net periodic benefit cost (credit) for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Pension Benefits			Other Post-Employment Benefits
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
	(in millions)
Service cost	$19	$16	$16	$—	$—	$—
Interest cost	66	76	69	13	15	11
Expected return on plan assets	(71)	(74)	(70)	—	—	—
Amortization of actuarial losses	26	10	27	5	3	6
Amortization of prior service credit	—	—	—	(4)	(5)	(9)
Settlement (gain) loss	—	(2)	1	—	—	—
Curtailment gain	(2)	—	—	—	—	(40)
	$38	$26	$43	$14	$13	$(32)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Automotive
The following provides disclosures for our Automotive segment's benefit obligations, plan assets, funded status, recognition in the consolidated balance sheets and inputs and valuation assumptions:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	2015	2014	2015	2014	2015	2014
	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,291	$1,184	$575	$450	$368	$335
Service cost	3	3	16	12	—	—
Interest cost	48	52	10	16	13	15
Employee contributions	—	—	—	—	—	—
Benefits paid	(89)	(96)	(24)	(28)	(23)	(26)
Medicare subsidies received	—	—	—	—	3	1
Plan amendments	—	—	—	—	—	8
Curtailments	—	—	(3)	(1)	—	—
Settlements	—	(3)	—	—	—	—
Actuarial losses (gains) and changes in actuarial assumptions	(32)	151	(75)	112	(35)	36
Net transfers in (out)	—	—	45	73	—	—
Currency translation	—	—	(57)	(59)	(3)	(1)
Benefit obligation, end of year	1,221	1,291	487	575	323	368

Change in plan assets:
Fair value of plan assets, beginning of year	912	909	54	55	—	—
Actual return on plan assets	(27)	43	2	3	—	—
Employee contributions	—	—	—	—	—	—
Company contributions	74	56	30	30	20	25
Benefits paid	(89)	(96)	(24)	(28)	(23)	(26)
Expenses	—	—	—	—	—	—
Medicare subsidies received	—	—	—	—	3	1
Currency translation	—	—	(5)	(6)	—	—
Fair value of plan assets, end of year	870	912	57	54	—	—
Funded status of the plan	$(351)	$(379)	$(430)	$(521)	$(323)	$(368)

Amounts recognized in the consolidated balance sheets:
Net liability recognized	$(351)	$(379)	$(430)	$(521)	$(323)	$(368)

Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial loss	$452	$409	$72	$151	$56	$95
Prior service cost (credit)	—	—	1	2	(10)	(14)
Total	$452	$409	$73	$153	$46	$81

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average assumptions used to determine the benefit obligation as of December 31, 2015 and 2014:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	December 31,				December 31,
	2015	2014	2015	2014	2015	2014
	(in millions)
Discount rate	4.15%	3.85%	2.72%	1.77%	4.18%	3.84%
Rate of compensation increase	n/a	n/a	3.19%	3.16%	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2015 and 2014:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	Year Ended December 31,				Year Ended December 31,
	2015	2014	2015	2014	2015	2014
	(in millions)
Discount rate	3.85%	4.55%	1.77%	3.49%	3.84%	4.45%
Expected return on plan assets	6.55%	6.95%	3.52%	4.18%	n/a	n/a
Rate of compensation increase	n/a	n/a	3.16%	3.13%	n/a	n/a
Federal-Mogul evaluates its discount rate assumption annually as of December 31 for each of its retirement-related benefit plans based upon the yield of high quality, fixed-income debt instruments, the maturities of which correspond to expected benefit payment dates.
Certain pension plans sponsored by Federal-Mogul invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate and absolute return strategies.
Federal-Mogul's expected return on assets is established annually through analysis of anticipated future long-term investment performance for the plan based upon the asset allocation strategy. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term prospective rate. The study was performed in December 2015 resulting changes to the expected long-term rate of return on assets. The weighted-average long-term rate of return on assets for the U.S. plans decreased from 6.6% at December 31, 2014 to 5.7% at December 31, 2015. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans and decreased from 3.5% at December 31, 2014 to 3.2% at December 31, 2015.
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

As of December 31, 2015, Federal-Mogul's plan assets were comprised of 61% equity investments, 23% fixed income investments, and 16% in other investments which include hedge funds. Federal-Mogul's investment strategy, which includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds. Approximately 77% of the U.S. plan assets were invested in actively managed investment funds.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Refer to Note 6, “Fair Value Measurements,” for discussion of the fair value of each major category of plan assets, including the inputs and valuation techniques used to develop the fair value measurements of the plans' assets, at December 31, 2015 and 2014.
Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	December 31,				December 31,
	2015	2014	2015	2014	2015	2014
	(in millions)
Projected benefit obligation	$1,221	$1,291	$486	$574	$323	$368
Fair value of plan assets	870	912	56	53	—	—

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-U.S. Plans
	December 31,
	2015	2014	2015	2014
	(in millions)
Projected benefit obligation	$1,221	$1,291	$482	$555
Accumulated benefit obligation	1,221	1,291	445	514
Fair value of plan assets	870	912	53	42

The accumulated benefit obligation for all pension plans was approximately $1.7 billion and $1.8 billion as of December 31, 2015 and 2014, respectively.
U.S. Welfare Benefit Plan
In May 2013, Federal-Mogul ceased operations at one of its U.S. manufacturing locations. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in Federal-Mogul's U.S. Welfare Benefit Plan triggered the recognition of an OPEB curtailment gain of $19 million, which is included as a reduction to selling, general and administrative in the consolidated statements of operations, for the year ended December 31, 2013. Additionally, in the third quarter of 2013, Federal-Mogul completed the sale of its fuel manufacturing facility and research and development center located in the U.S., resulting in the termination of certain employees that participated in Federal-Mogul's U.S. Welfare Benefit Plan. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in Federal-Mogul's U.S. Welfare Benefit Plan triggered the recognition of an additional OPEB curtailment gain of $19 million, which is included in the determination of net loss on disposition of assets within other income, net in the consolidated statements of operations for the year ended December 31, 2013. Our Automotive segment recorded aggregate OPEB curtailment gains of $38 million for the year ended December 31, 2013.
The assumed health care and drug cost trend rates used to measure next year's post-employment healthcare benefits are as follows:

	Other Post-Employment Benefits
	2015	2014
Initial health care cost trend rate	6.97%	7.25%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2022	2022

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed health care cost trend rate has a significant impact on the amounts reported for OPEB plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	APBO
	(in millions)
100 basis point (“bp”) increase in health care cost trend rate	$1	$28
100 bp decrease in health care cost trend rate	(1)	(24)
Estimated amounts to be amortized from accumulated other comprehensive loss into net period benefit cost for 2016 based on 2015 plan measurements are $15 million, consisting primarily of amortization of net actuarial loss in the U.S. pension plans.
Federal-Mogul's projected benefit payments from the plans are estimated as follows:

	Pension Benefits		Other Post-Employment Benefits
Years	United States Plans	Non-U.S. Plans
	(in millions)
2016	$84	$24	$24
2017	85	24	24
2018	88	23	24
2019	88	24	24
2020	87	25	24
2021-2025	399	135	110
Federal-Mogul expects to contribute approximately $72 million to its pension plans in fiscal 2016.
Federal-Mogul also maintains certain defined contribution pension plans for eligible employees. Effective January 1, 2013, Federal-Mogul amended its U.S. defined contribution plan to allow for an enhanced company match and company provided age-based contributions for eligible U.S. salaried and non-union hourly employees. The total expenses attributable to Federal-Mogul's defined contribution savings plan were $45 million, $45 million and $42 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Other Benefits
Federal-Mogul accounts for benefits to former or inactive employees paid after employment but before retirement pursuant to FASB ASC Topic 712, Compensation - Nonretirement Post-employment Benefits. The liabilities for such U.S. and European post-employment benefits were $26 million and $25 million at December 31, 2015 and 2014, respectively.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides disclosures for ARI's and Viskase's benefit obligations, plan assets, funded status, and recognition in the consolidated balance sheets. As pension costs for ARI and Viskase are not material to our consolidated financial position and results of operations, we do not provide information regarding their inputs and valuation assumptions.

	Pension Benefits
	2015	2014
	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$203	$176
Service cost	1	1
Interest cost	8	8
Benefits paid	(10)	(10)
Actuarial gain (loss)	(9)	29
Curtailment gain	(1)	—
Currency translation	(1)	(1)
Benefit obligation, end of year	191	203
Change in plan assets:
Fair value of plan assets, beginning of year	144	140
Actual return on plan assets	(3)	9
Company contributions	2	6
Currency translation	—	(1)
Benefits paid	(10)	(10)
Fair value of plan assets, end of year	133	144
Funded status of the plan	$(58)	$(59)
Amounts recognized in the consolidated balance sheets:
Net liability recognized	$(58)	$(59)
Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial (loss) gain	$(58)	$(59)
Total	$(58)	$(59)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Net Income Per LP Unit.
The following table sets forth the allocation of net (loss) income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted (loss) income per LP unit of Icahn Enterprises for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in millions, except per unit data)
Net (loss) income attributable to Icahn Enterprises	$(1,194)	$(373)	$1,025
Net (loss) income attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$(1,170)	$(366)	$1,005

Basic (loss) income per LP unit	$(9.29)	$(3.08)	$9.14
Basic weighted average LP units outstanding	126	119	110

Dilutive effect of variable rate convertible notes:
Income			$2
Units			1

Diluted (loss) income per LP unit	$(9.29)	$(3.08)	$9.07
Diluted weighted average LP units outstanding	126	119	111
Unit Distributions
During 2015, we declared four quarterly distributions aggregating $6.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash.
As a result of the above declared distributions, during 2015 we distributed an aggregate 8,337,645 of Icahn Enterprises' depositary units to those Depositary unitholders who elected to receive such distributions in additional depositary units.
Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. As of December 31, 2015, Mr. Icahn and his affiliates owned approximately 89.0% of Icahn Enterprises outstanding depositary units.
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

13.	Segment and Geographic Reporting.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Mining, Food Packaging, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the Holding Company. Our determination of what constitutes an operating segment is based on the various industries in which our businesses operate and how we manage those businesses in accordance with our investment strategy. We assess and measure segment operating results based on net income from continuing operations attributable to Icahn Enterprises and Icahn Enterprises Holdings, as disclosed below. Certain terms of financings for certain of our segments impose restrictions on the segments' ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions. See Note 3, “Operating Units,” for a detailed description of each of our reporting segments.
Icahn Enterprises' condensed statements of operations by reporting segment for the years ended December 31, 2015, 2014 and 2013 are presented below:

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2015
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining(1)	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$7,789	$5,433	$361	$440	$—	$30	$344	$14	$193	$—	$14,604
Other revenues from operations	—	—	—	—	499	811	—	—	76	—	—	1,386
Net (loss) gain from investment activities	(1,041)	—	36	—	—	—	—	—	—	—	18	(987)
Interest and dividend income	178	6	2	—	2	1	1	—	—	—	4	194
Other (loss) income, net	(2)	58	(29)	4	7	(1)	(3)	(7)	41	1	6	75
	(865)	7,853	5,442	365	948	811	28	337	131	194	28	15,272
Expenses:
Cost of goods sold	—	6,577	4,949	406	338	—	38	263	7	163	—	12,741
Other expenses from operations	—	—	—	—	201	396	—	—	46	—	—	643
Selling, general and administrative	237	1,001	127	20	45	338	12	50	13	34	31	1,908
Restructuring	—	89	—	2	—	—	—	5	—	1	—	97
Impairment	—	344	253	20	—	—	169	—	2	—	—	788
Interest expense	563	144	47	—	82	12	3	12	2	—	289	1,154
	800	8,155	5,376	448	666	746	222	330	70	198	320	17,331
(Loss) income before income tax benefit (expense) benefit	(1,665)	(302)	66	(83)	282	65	(194)	7	61	(4)	(292)	(2,059)
Income tax (expense) benefit	—	(50)	(59)	32	(69)	(27)	(1)	(10)	—	—	116	(68)
Net (loss) income	(1,665)	(352)	7	(51)	213	38	(195)	(3)	61	(4)	(176)	(2,127)
Less: net loss (income) attributable to non-controlling interests	905	53	18	—	(76)	(12)	45	—	—	—	—	933
Net (loss) income attributable to Icahn Enterprises	$(760)	$(299)	$25	$(51)	$137	$26	$(150)	$(3)	$61	$(4)	$(176)	$(1,194)

Supplemental information:
Capital expenditures	$—	$449	$219	$24	$522	$94	$20	$22	$3	$6	$—	$1,359
Depreciation and amortization(2)	$—	$346	$229	$29	$127	$63	$8	$19	$21	$7	$—	$849

	Year Ended December 31, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$7,317	$9,109	$711	$379	$—	$365	$15	$176	$—	$18,072
Other revenues from operations	—	—	—	—	411	759	—	80	—	—	1,250
Net gain (loss) from investment activities	(421)	—	(6)	—	—	—	—	—	—	(137)	(564)
Interest and dividend income	202	5	3	—	3	2	—	—	—	2	217
Other income (loss), net	1	2	186	—	16	88	(19)	6	5	(103)	182
	(218)	7,324	9,292	711	809	849	346	101	181	(238)	19,157
Expenses:
Cost of goods sold	—	6,260	8,774	728	288	—	275	8	152	—	16,485
Other expenses from operations	—	—	—	—	175	387	—	51	—	—	613
Selling, general and administrative	167	825	136	23	42	327	45	12	29	19	1,625
Restructuring	—	86	—	—	—	—	—	—	(2)	—	84
Impairment	—	24	103	3	—	—	—	5	—	—	135
Interest expense	299	128	38	—	60	13	14	3	—	292	847
	466	7,323	9,051	754	565	727	334	79	179	311	19,789
Income (loss) before income tax benefit (expense)	(684)	1	241	(43)	244	122	12	22	2	(549)	(632)
Income tax benefit (expense)	—	(91)	(73)	18	(56)	147	(3)	—	—	161	103
Net income (loss)	(684)	(90)	168	(25)	188	269	9	22	2	(388)	(529)
Less: net income attributable to non-controlling interests	379	3	(73)	—	(66)	(84)	(3)	—	—	—	156
Net income (loss) attributable to Icahn Enterprises	$(305)	$(87)	$95	$(25)	$122	$185	$6	$22	$2	$(388)	$(373)

Supplemental information:
Capital expenditures	$—	$418	$218	$41	$626	$81	$23	$1	$3	$—	$1,411
Depreciation and amortization(2)	$—	$336	$219	$26	$106	$50	$22	$22	$7	$—	$788

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2013
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$6,905	$8,986	$929	$408	$—	$371	$2	$184	$—	$17,785
Other revenues from operations	—	—	—	—	331	575	—	82	—	—	988
Net gain from investment activities	1,850	—	—	—	2	—	—	—	—	(158)	1,694
Interest and dividend income	178	3	1	—	9	1	—	—	—	2	194
Other (loss) income, net	3	(32)	76	—	(6)	(5)	(25)	1	3	6	21
	2,031	6,876	9,063	929	744	571	346	85	187	(150)	20,682
Expenses:
Cost of goods sold	—	5,885	8,204	948	326	—	285	—	161	—	15,809
Other expenses from operations	—	—	—	—	160	294	—	50	—	—	504
Selling, general and administrative	119	749	137	27	39	238	47	12	31	18	1,417
Restructuring	—	40	—	—	—	—	—	—	10	—	50
Impairment	—	8	—	2	—	3	—	2	1	—	16
Interest expense	10	111	48	—	49	14	22	4	—	302	560
	129	6,793	8,389	977	574	549	354	68	203	320	18,356
Income (loss) before income tax benefit (expense)	1,902	83	674	(48)	170	22	(8)	17	(16)	(470)	2,326
Income tax benefit (expense)	—	180	(195)	20	(31)	(3)	51	—	—	96	118
Net income (loss)	1,902	263	479	(28)	139	19	43	17	(16)	(374)	2,444
Less: net (income) loss attributable to non-controlling interests	(1,090)	(13)	(190)	—	(109)	(6)	(11)	—	—	—	(1,419)
Net income (loss) attributable to Icahn Enterprises	$812	$250	$289	$(28)	$30	$13	$32	$17	$(16)	$(374)	$1,025

Supplemental information:
Capital expenditures	$—	$380	$256	$15	$424	$57	$20	$2	$7	$—	$1,161
Depreciation and amortization(2)	$—	$296	$208	$26	$92	$34	$21	$23	$8	$—	$708

(1)	We consolidated Ferrous Resources effective June 1, 2015.

(2)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the consolidated amounts of $14 million, $22 million and $34 million for the years ended December 31, 2015, 2014 and 2013, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Icahn Enterprises' condensed balance sheets by reporting segment as of December 31, 2015 and 2014 are presented below:

	December 31, 2015
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$10	$201	$765	$12	$623	$217	$14	$37	$19	$14	$166	$2,078
Cash held at consolidated affiliated partnerships and restricted cash	1,199	—	—	4	53	14	—	1	2	6	3	1,282
Investments	14,553	296	—	—	27	26	—	—	—	—	449	15,351
Accounts receivable, net	—	1,418	96	26	36	9	4	60	2	34	—	1,685
Inventories, net	—	1,656	290	39	97	—	32	77	—	68	—	2,259
Property, plant and equipment, net	—	2,386	2,698	116	2,767	740	134	152	467	72	3	9,535
Goodwill and intangible assets, net	—	1,556	911	5	7	74	—	8	48	3	—	2,612
Other assets	378	440	134	13	84	204	19	84	163	9	112	1,640
Total assets	$16,140	$7,953	$4,894	$215	$3,694	$1,284	$203	$419	$701	$206	$733	$36,442
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$488	$2,061	$1,366	$30	$299	$118	$30	$62	$17	$30	$(60)	$4,441
Securities sold, not yet purchased, at fair value	794	—	—	—	—	—	—	—	—	—	—	794
Due to brokers	7,317	—	—	—	—	—	—	—	—	—	—	7,317
Post-employment benefit liability	—	1,163	—	2	8	—	—	51	—	—	—	1,224
Debt	—	3,145	673	1	2,684	292	50	270	28	—	5,490	12,633
Total liabilities	8,599	6,369	2,039	33	2,991	410	80	383	45	30	5,430	26,409

Equity attributable to Icahn Enterprises	3,428	1,270	1,508	182	742	604	95	23	656	176	(4,697)	3,987
Equity attributable to non-controlling interests	4,113	314	1,347	—	(39)	270	28	13	—	—	—	6,046
Total equity	7,541	1,584	2,855	182	703	874	123	36	656	176	(4,697)	10,033
Total liabilities and equity	$16,140	$7,953	$4,894	$215	$3,694	$1,284	$203	$419	$701	$206	$733	$36,442

	December 31, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$2	$332	$754	$19	$408	$196	$39	$24	$11	$1,123	$2,908
Cash held at consolidated affiliated partnerships and restricted cash	1,366	—	—	4	39	16	1	2	8	3	1,439
Investments	13,941	269	77	—	29	33	—	—	—	131	14,480
Accounts receivable, net	—	1,356	137	51	41	9	63	4	30	—	1,691
Inventories, net	—	1,215	330	67	117	—	77	—	73	—	1,879
Property, plant and equipment, net	—	2,160	2,692	144	2,376	719	154	490	74	3	8,812
Goodwill and intangible assets, net	—	1,744	1,184	8	7	75	9	58	3	—	3,088
Other assets	161	453	160	22	103	212	93	167	9	113	1,493
Total assets	$15,470	$7,529	$5,334	$315	$3,120	$1,260	$436	$745	$208	$1,373	$35,790
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$877	$1,933	$1,471	$60	$294	$130	$64	$20	$28	$13	$4,890
Securities sold, not yet purchased, at fair value	334	—	—	—	—	—	—	—	—	—	334
Due to brokers	5,197	—	—	—	—	—	—	—	—	—	5,197
Post-employment benefit liability	—	1,328	—	2	9	—	52	—	—	—	1,391
Debt	—	2,690	675	3	2,133	295	274	32	—	5,486	11,588
Total liabilities	6,408	5,951	2,146	65	2,436	425	390	52	28	5,499	23,400

Equity attributable to Icahn Enterprises	4,284	1,231	1,612	250	711	578	30	693	180	(4,126)	5,443
Equity attributable to non-controlling interests	4,778	347	1,576	—	(27)	257	16	—	—	—	6,947
Total equity	9,062	1,578	3,188	250	684	835	46	693	180	(4,126)	12,390
Total liabilities and equity	$15,470	$7,529	$5,334	$315	$3,120	$1,260	$436	$745	$208	$1,373	$35,790

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our segments' geographic net sales from external customers, other revenues from operations and property, plant and equipment, net for the periods indicated:

	Net Sales			Other Revenues From Operations			Property, Plant and Equipment, Net
	Year Ended December 31,			Year Ended December 31,			December 31,
	2015	2014	2013	2015	2014	2013	2015	2014
	(in millions)
United States	$9,672	$13,086	$13,171	$1,304	$1,169	$937	$7,221	$6,760
Germany	1,480	1,507	1,339	—	—	—	464	423
Other	3,452	3,479	3,275	82	81	51	1,850	1,629
	$14,604	$18,072	$17,785	$1,386	$1,250	$988	$9,535	$8,812
Geographic locations for net sales and other revenues from operations are based on locations of the customers and geographic locations for property, plant, and equipment are based on the locations of the assets.
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

	Year Ended December 31,									December 31,
	2015			2014			2013			2015	2014
	Interest Expense	Net (Loss) Income	Net (Loss) Income Attributable to Icahn Enterprises Holdings	Interest Expense	Net (Loss) Income	Net (Loss) Income Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Total Assets	Total Assets
	(in millions)									(in millions)
Investment	$563	$(1,665)	$(760)	$299	$(684)	$(305)	$10	$1,902	$812	$16,140	$15,470
Automotive	144	(352)	(299)	128	(90)	(87)	111	263	250	7,953	7,529
Energy	47	7	25	38	168	95	48	479	289	4,894	5,334
Metals	—	(51)	(51)	—	(25)	(25)	—	(28)	(28)	215	315
Railcar	82	213	137	60	188	122	49	139	30	3,694	3,120
Gaming	12	38	26	13	269	185	14	19	13	1,284	1,260
Mining(1)	3	(195)	(150)	—	—	—	—	—	—	203	—
Food Packaging	12	(3)	(3)	14	9	6	22	43	32	419	436
Real Estate	2	61	61	3	22	22	4	17	17	701	745
Home Fashion	—	(4)	(4)	—	2	2	—	(16)	(16)	206	208
Holding Company	288	(175)	(175)	291	(387)	(387)	302	(374)	(374)	757	1,396
Consolidated	$1,153	$(2,126)	$(1,193)	$846	$(528)	$(372)	$560	$2,444	$1,025	$36,466	$35,813

(1)	We consolidated Ferrous Resources effective June 1, 2015.
Amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense for the consolidated results of Icahn Enterprises Holdings were $13 million, $21 million and $34 million for the years ended December 31, 2015, 2014 and 2013, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Income Taxes.
The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows:

	Icahn Enterprises		Icahn Enterprises Holdings
	December 31,		December 31,
	2015	2014	2015	2014
	(in millions)		(in millions)
Book basis of net assets	$3,987	$5,443	$4,011	$5,446
Book/tax basis difference	(88)	(1,566)	(88)	(1,545)
Tax basis of net assets	$3,899	$3,877	$3,923	$3,901
Our corporate subsidiaries recorded the following income tax benefit (expense) attributable to continuing operations for our taxable subsidiaries:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Current:
Domestic	$(17)	$(45)	$22
International	(55)	(35)	(61)
Total current	(72)	(80)	(39)
Deferred:
Domestic	(15)	201	146
International	19	(18)	11
Total deferred	4	183	157
	$(68)	$103	$118

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows:

	December 31,
	2015	2014
	(in millions)
Deferred tax assets:
Property, plant and equipment	$341	$144
Net operating loss	1,511	1,348
Tax credits	133	149
Post-employment benefits, including pensions	347	388
Reorganization costs	5	11
Other	418	231
Total deferred tax assets	2,755	2,271
Less: Valuation allowance	(1,444)	(1,059)
Net deferred tax assets	$1,311	$1,212

Deferred tax liabilities:
Property, plant and equipment	$(354)	$(239)
Intangible assets	(163)	(177)
Investment in partnerships	(1,376)	(1,349)
Investment in U.S. subsidiaries	(307)	(307)
Other	(13)	(6)
Total deferred tax liabilities	(2,213)	(2,078)
	$(902)	$(866)

We recorded deferred tax assets and deferred tax liabilities of $295 million and $1,197 million, respectively, as of December 31, 2015 and $389 million and $1,255 million, respectively, as of December 31, 2014. Deferred tax assets are included in other assets in our consolidated balance sheets.
We analyze all positive and negative evidence to consider whether it is more likely than not that all of the deferred tax assets will be realized.  Projected future income, tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment.  As of December 31, 2015 we had a valuation allowance of approximately $1.4 billion primarily related to tax loss and credit carryforwards, post-retirement benefits and other deferred tax assets.  The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances.  These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. For the year ended December 31, 2015, the valuation allowance on deferred tax assets increased by $385 million. The increase was attributable to $394 million increase from the acquisition of Ferrous Resources, representing our Mining segment, and a $7 million increase recorded by American Entertainment Properties (“AEPC”), an indirect wholly owned subsidiary of ours, offset by a decrease of $16 million recorded by our Automotive segment. For the year ended December 31, 2014, the valuation allowance on deferred tax assets decreased by $157 million. The decrease was attributable to $193 million decrease recorded by our Gaming segment offset by an increase of $33 million and $3 million recorded by our Automotive segment and AEPC, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the effective tax rate on continuing operations as shown in the consolidated statements of operations to the federal statutory rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Foreign operations	1.4	6.7	1.3
Valuation allowance	(5.5)	21.5	(15.4)
Non-controlling interest	2.0	7.5	(2.3)
Goodwill	(9.5)	(5.7)	0.2
Gain on settlement of liabilities subject to compromise	0.2	4.9	—
Income not subject to taxation	(25.4)	(47.2)	(25.4)
Other	(1.5)	(6.4)	1.5
	(3.3)%	16.3%	(5.1)%
Automotive
Federal-Mogul did not record taxes on its undistributed earnings from foreign subsidiaries of $879 million at December 31, 2015 since these earnings are considered to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
As of December 31, 2015, Federal-Mogul had $194 million of cash and cash equivalents, of which $95 million was held by foreign subsidiaries. In accordance with FASB ASC 740-30-25-17 through 19, Federal-Mogul asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, Federal-Mogul will accrue any applicable taxes in the period when it no longer intends to indefinitely reinvest these funds. Federal-Mogul expects that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.
Federal-Mogul continues to maintain a valuation allowance related to its net deferred tax assets in multiple jurisdictions. As of December 31, 2015, our Automotive segment had valuation allowances of $801 million related to tax loss and credit carryforwards. The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances in certain countries. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. The future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
At December 31, 2015, our Automotive segment had a deferred tax asset before valuation allowance of $894 million for tax loss carryforwards and tax credits, including approximately $495 million in the United States with expiration dates from fiscal 2016 through fiscal 2035; $132 million in the United Kingdom with no expiration date; and $267 million in other jurisdictions with various expiration dates.
During 2013, IEH FM Holdings LLC, the parent company of Federal-Mogul, was contributed to American Entertainment Properties Corp. ("AEPC") in a tax-free transaction. Pursuant to the contribution and additional shares purchased, AEPC owns more than 80% of Federal-Mogul and Federal-Mogul is now included in the federal income tax consolidated group of AEPC. Positive and negative evidence was evaluated and AEPC was able to conclude that it was more likely than not to realize a portion of the Federal-Mogul deferred tax assets as part of the consolidated U.S. tax filing and released $18 million and $287 million of valuation allowance during the years ended December 31, 2014 and 2013, respectively.
Our Automotive segment has also concluded that there is a more than remote possibility that existing valuation allowances of up to $157 million as of December 31, 2015 could be released within the next 12 months.  If releases of such valuation allowances occur, they may have a significant impact on our consolidated statements of operations in the quarter in which it is deemed appropriate to release the reserve.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy
On May 19, 2012, CVR became a member of the consolidated federal tax group of AEPC. At December 31, 2015, CVR has Oklahoma state income tax credits of approximately $26 million which are available to reduce future Oklahoma state regular income taxes. These credits have an indefinite life.
Gaming, Home Fashion, Food Packaging and Other
At December 31, 2015, AEPC, which includes all or parts of our Automotive, Energy, Railcar, Metals, Home Fashion and Real Estate segments had $1.5 billion of net operating loss carryforwards with expiration dates from years 2026 through 2035. During 2012, WPH merged into a newly formed single member limited liability company owned by AEPC. The merger constituted a tax free reorganization. Due to separate company net operating loss limitations, AEPC could not determine that it was more likely than not to realize some of the state net operating loss carryforwards and the federal net operating loss carryforward from other segments. The valuation allowance on these deferred tax assets is approximately $61 million as of December 31, 2015.
AEPC did not record taxes on its undistributed earnings from our Metals and Home Fashion segments' foreign subsidiaries of $17 million as of December 31, 2015 since these earnings are considered to be permanently reinvested.  AEPC may be subject to U.S. income taxes and foreign withholding taxes on such amounts.  Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
At December 31, 2015, Viskase had U.S. federal and state net operating loss carryforwards of $93 million which will begin expiring in the year 2024 and forward, and foreign net operating loss carryforwards of $16 million with an unlimited carryforward period. During the fourth quarter of 2013, Viskase's management determined that it was more likely than not that all of the deferred tax assets would be fully realized based on the expectation of positive evidence and projected income in future years. Accordingly, Viskase released all $55 million of its valuation allowance on deferred tax assets in 2013.
Viskase did not record taxes on its undistributed earnings from foreign subsidiaries of $66 million at December 31, 2015 since these earnings are considered to be permanently reinvested. Viskase may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
ARI considers its Canadian earnings to be permanently reinvested, and therefore has not recorded a provision for U.S. income tax or foreign withholding taxes on the cumulative earnings of its Canadian subsidiary. Such undistributed earnings of $3 million from ARI's Canadian subsidiary have been included in consolidated equity as of both December 31, 2015 and 2014. If ARI were to change its intentions and such earnings were remitted to the U.S., these earnings would be subject to U.S. income taxes. However, as of December 31, 2015 and 2014 foreign tax credits would be available to offset these taxes such that the U.S. tax impact would be insignificant.
Our Gaming segment has federal NOL carryforwards pursuant to the purchase of Adamar of New Jersey, Inc. (“Adamar”). Internal Revenue Code Section 382 (“Code 382”) places certain limitations on the annual amount of NOL carryforwards that can be utilized when a change of ownership occurs. Our Gaming segment believes its purchase of Adamar was a change in ownership pursuant to Code 382. As a result of the annual limitation, the NOL carryforward amount available to be used in future periods is $156 million and will begin to expire in the year 2028 and forward. As of March 8, 2010, Tropicana had various net deferred tax assets made up primarily of the expected future tax benefit of net operating loss carryforwards and excess tax basis not yet deductible for tax purposes. A valuation allowance was provided in full against these net deferred tax assets upon emergence from bankruptcy. During the year ended December 31, 2014, our Gaming segment reversed the valuation allowance related to the net deferred tax assets by $196 million. The reduction in the valuation allowance is a result of our Gaming segment analyzing all positive and negative evidence and concluding that it is more likely than not to realize the benefit of this portion of its net deferred tax assets. The reduction in the valuation allowance was recorded as an income tax benefit during the year ended December 31, 2014.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Uncertainty in Income Taxes
A summary of the changes in the gross amounts of unrecognized tax benefits for the fiscal years ended December 31, 2015, 2014 and 2013 are as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Balance at January 1	$113	$132	$113
Addition based on tax positions related to the current year	19	18	23
Increase for tax positions of prior years	6	10	6
Decrease for tax positions of prior years	(10)	(14)	(9)
Decrease for statute of limitation expiration	(21)	(3)	(1)
Settlements	(8)	(25)	1
Impact of currency translation and other	(5)	(5)	(1)
Balance at December 31	$94	$113	$132

At December 31, 2015, 2014 and 2013, we had unrecognized tax benefits of $94 million, $113 million and $132 million, respectively. Of these totals, $68 million, $76 million and $54 million represents the amount of unrecognized tax benefits that if recognized, would affect the annual effective tax rate in the respective periods. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.
During the next 12 months, Federal-Mogul believes that it is reasonably possible that unrecognized tax benefits of Federal-Mogul may decrease by approximately $2 million due to audit settlements or statute expirations, of which approximately $1 million, if recognized, could impact the effective tax rate. We do not anticipate any significant changes to the amount of our unrecognized tax benefits in our other business segments during the next 12 months.
We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. We recorded $15 million, $19 million and $27 million as of December 31, 2015, 2014 and 2013, respectively, in liabilities for tax related net interest and penalties in our consolidated balance sheets. Income tax (benefit) expense related to interest and penalties were $(4) million, $(11) million and $8 million for the years December 31, 2015, 2014 and 2013, respectively. We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We and our subsidiaries are no longer subject to U.S. federal tax examinations for years before 2011 or state and local examinations for years before 2008, with limited exceptions. We, or our subsidiaries, are currently under various income tax examinations in several states and foreign jurisdictions, but are no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2005.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Employment Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance at December 31, 2014	$(692)	$(26)	$(575)	$(1,293)
Other comprehensive income (loss) before reclassifications, net of tax	37	(4)	(206)	(173)
Reclassifications from accumulated other comprehensive loss to earnings(1)	23	5	(19)	9
Other comprehensive income (loss), net of tax	60	1	(225)	(164)
Balance at December 31, 2015	$(632)	$(25)	$(800)	$(1,457)

(1) Refer to Note 11, "Pension, Other Post-employment Benefits and Employee Benefit Plans," and Note 7, "Financial Instruments," for additional information with respect to reclassifications from accumulated other comprehensive loss to earnings relating to post-employment benefits, net of tax and hedge instruments, net of tax, respectively. Such items do not represent reclassifications in their entirety.

16.	Other Income, Net.
Other income, net consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Loss on extinguishment of debt (Note 10)	$(2)	$(162)	$—
Gain on acquisition (Note 3)	5	—	—
Realized and unrealized (loss) gain on derivatives, net (Note 7)	(29)	186	57
Tax settlement gain (loss)	—	32	(23)
Net gain (loss) on disposition of assets	40	25	(56)
Predecessor claim settlement	—	53	—
Equity earnings from non-consolidated affiliates	62	50	26
Foreign currency translation loss	(10)	(10)	(12)
Other	9	8	29
	$75	$182	$21
In December 2014, our Gaming segment settled certain predecessor claims which resulted in a one-time gain of $53 million during 2014.
The net gain on disposition of assets for 2014 primarily relates to net gains on the sale of fixed assets within various segments. The net loss on disposition of assets for 2013 primarily relates to various divestitures by our Automotive segment. During the first quarter of 2013, our Automotive segment recorded a loss on divestiture of $48 million related to the disposal of its sintered components operations located in France. During the second quarter of 2013, our Automotive segment recorded a loss on divestiture of $6 million related to its connecting rod manufacturing facility located in Canada and its camshaft foundry located in the United Kingdom. During the third quarter of 2013, our Automotive segment recorded a loss on divestiture relating to its fuel pump business of $6 million, which is net of a $19 million OPEB curtailment gain, as discussed further in Note 11, "Pension, Other Post-employment Benefits and Employee Benefit Plans." Because the financial results from the disposition of these businesses were not material, individually or in the aggregate, to our consolidated financial statements, we did not reflect the dispositions of these businesses as discontinued operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2014, our Gaming segment recorded a gain of $32 million related to the settlement of a certain property tax matter in Atlantic City, New Jersey. During 2013, our Food Packaging segment recorded a loss of $23 million related to the settlement of a certain tax matter.

17.	Commitments and Contingencies.
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
Total environmental liabilities, determined on an undiscounted basis, were $14 million and $15 million at December 31, 2015 and 2014, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At December 31, 2015, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $44 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $16 million and $24 million at December 31, 2015 and 2014, respectively, for ARO's, primarily related to anticipated costs of removing hazardous building materials at its facilities, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
Other Matter
On April 25, 2014, a group of plaintiffs brought an action against Federal-Mogul Products, Inc. (“F-M Products”), a wholly-owned subsidiary of Federal-Mogul, alleging injuries and damages associated with the discharge of chlorinated hydrocarbons by the former owner of a facility located in Kentucky.  Since 1998, when F-M Products acquired the facility, it has been cooperating with the applicable regulatory agencies on remediating the prior discharges pursuant to an order entered

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

into by the facility’s former owner. Federal-Mogul is unable to estimate any reasonably possible range of loss for reasons including that the plaintiffs did not claim any amount of damages in their complaint. F-M Products intends to vigorously defend this litigation.
Energy
Unconditional Purchase Obligations
The minimum required payments for CVR's unconditional purchase obligations are as follows:

Unconditional Purchase Obligations(1)
(in millions)
2016	$141
2017	126
2018	124
2019	124
2020	108
Thereafter	727
$1,350
(1)This amount includes $782 million payable ratably over 15 years pursuant to petroleum transportation service agreements between CRRM and each of TransCanada Keystone Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of December 31, 2015, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.
Unconditional Purchase Obligations
CVR leases various equipment, including rail cars and real properties under long-term operating leases expiring at various dates. For each of the years ended December 31, 2015, 2014 and 2013, total lease expense was $9 million. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, CVR has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.
Crude Oil Supply Agreement
On August 31, 2012, CRRM and Vitol Inc. ("Vitol"), entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce CVR Refining's inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term. The Vitol Agreement currently extends through December 31, 2016.
Litigation
From time to time, CVR is involved in various lawsuits arising in the normal course of business, including matters such as those described below under, "Environmental, Health and Safety Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that CVR's management estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. In the opinion of CVR management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying consolidated financial statements. There can be no assurance that CVR management's beliefs or opinions with respect to liability for potential litigation matters will prove to be accurate.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 21, 2012, Goldman, Sachs & Co. ("GS") filed suit against CVR in state court in New York, alleging that CVR failed to pay GS fees allegedly due to GS by CVR pursuant to an engagement letter dated March 21, 2012, which according to the allegations set forth in the complaint, provided that GS was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock, made by Carl C. Icahn and certain of his affiliates. On September 8, 2014, the court (in its decision granting GS's motion for summary judgment against CVR) directed the court clerk to enter judgment against CVR in the amount of approximately $22.6 million. CVR filed its notice of appeal on October 3, 2014. On November 24, 2014, CVR paid the judgment to GS, subject to a right of refund if it is successful on appeal. In October 2015, CVR entered into a settlement agreement with GS pursuant to which (i) CVR received settlement proceeds, (ii) the parties executed a mutual release and (iii) CVR’s appeal has been dismissed. The settlement did not have a material effect on our consolidated financial statements.
On August 10, 2012, Deutsche Bank ("DB") filed suit against CVR in state court in New York, alleging that CVR failed to pay DB fees allegedly due to DB by CVR pursuant to an engagement letter dated March 23, 2012, which according to the allegations set forth in the complaint, provided that DB was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock made by Carl C. Icahn and certain of his affiliates. On September 8, 2014, the court (in its decision granting DB's motion for summary judgment against CVR) directed the court clerk to enter judgment against CVR in the amount of approximately $22.7 million. CVR filed its notice of appeal on October 3, 2014. In October 2015, CVR entered into a settlement agreement with DB pursuant to which (i) CVR received settlement proceeds, (ii) the parties executed a mutual release and (iii) CVR’s appeal has been dismissed. The settlement did not have a material effect on our consolidated financial statements.
On August 29, 2015, Mike Mustard, a purported unitholder of Rentech Nitrogen, filed a class action complaint on behalf of the public unitholders of Rentech Nitrogen against Rentech Nitrogen, Rentech Nitrogen GP, Rentech Nitrogen Holdings, Inc., Rentech, Inc., CVR Partners, DSHC, LLC, Merger Sub 1 and Merger Sub 2, and the members of the board of directors of Rentech Nitrogen GP (the "Rentech Nitrogen Board"), in the Court of Chancery of the State of Delaware (the "Mustard Lawsuit"). The Mustard Lawsuit alleges, among other things, that the consideration offered by CVR Partners is unfair and inadequate and that, by pursuing a transaction that is the result of an allegedly conflicted and unfair process, certain of the defendants have breached their duties owed to the unitholders of Rentech Nitrogen, and are engaging in self-dealing. Specifically, the lawsuit alleges that the director defendants: (i) failed to take steps to maximize the value of Rentech Nitrogen to its public shareholders, (ii) failed to properly value Rentech Nitrogen, and (iii) ignored or did not protect against the numerous conflicts of interest arising out of the proposed transaction. The Mustard Lawsuit also alleges that Rentech Nitrogen, Rentech Nitrogen GP, Rentech Nitrogen Holdings, Inc., Rentech, Inc., CVR Partners, DSHC, LLC, Merger Sub 1 and Merger Sub 2 aided and abetted the director defendants in their purported breach of fiduciary duties.
On October 6, 2015, Jesse Sloan, a purported unitholder of Rentech Nitrogen, filed a class action complaint on behalf of the public unitholders of Rentech Nitrogen against Rentech Nitrogen, Rentech Nitrogen GP, CVR Partners, Merger Sub 1 and Merger Sub 2, and the members of the Rentech Nitrogen Board, in the United States District Court for the Central District of California (the "Sloan Lawsuit"). The Sloan Lawsuit alleges, among other things, that the attempted sale of Rentech Nitrogen to CVR Partners was conducted by means of an unfair process and for an unfair price. Specifically, the lawsuit alleges that (i) Rentech Nitrogen GP and the Rentech Nitrogen Board breached their obligations under the partnership agreement and their implied duty of good faith and fair dealing by causing Rentech Nitrogen to enter into the CVR Partners Merger Agreement and failing to disclose material information to unitholders of Rentech Nitrogen, (ii) the Rentech Nitrogen Board violated fiduciary duties owed to the unitholders of Rentech Nitrogen based primarily on allegations of inadequate consideration, restrictive deal protection devices and improper disclosure, (iii) each of the defendants aided and abetted in the foregoing breaches described in items (i) and (ii), and (iv) Rentech Nitrogen and the Rentech Nitrogen Board violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 thereunder based on improper disclosure contained in the Registration Statement on Form S-4 (Registration No. 333-206982), which was originally filed with the SEC by CVR Partners on September 17, 2015.
Among other remedies, the plaintiffs in these actions seek to enjoin the CVR Partners Mergers and seek unspecified money damages. The lawsuits are at a preliminary state, and the outcome of any such litigation is uncertain. An adverse ruling in these actions may cause the CVR Partners Mergers to be delayed or not be completed, which could cause the Nitrogen Fertilizer Partnership not to realize some or all of the anticipated benefits of the CVR Partners Mergers. No amounts have been recognized in these consolidated financial statements regarding the lawsuits.
On February 1, 2016, the parties to the Mustard Lawsuit and the Sloan Lawsuit entered into a memorandum of understanding (“MOU”) providing for the proposed settlement of the lawsuits. While the defendants believe that no

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

supplemental disclosure is required under applicable laws, in order to avoid the burden and expense of further litigation, they have agreed, pursuant to the terms of the MOU, to make certain supplemental disclosures related to the proposed mergers. The MOU contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Rentech Nitrogen’s unitholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the United States District Court for the Central District of California (the “Court”) will consider the fairness, reasonableness and adequacy of the proposed settlement. If the proposed settlement is finally approved by the Court, it will resolve and release all claims by unitholders of Rentech Nitrogen challenging any aspect of the proposed mergers, the CVR Partners Merger Agreement and any disclosure made in connection therewith, including in the prospectus and definitive proxy statement, pursuant to terms that will be disclosed to such unitholders prior to final approval of the proposed settlement. In addition, in connection with the proposed settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Court for an award of attorneys’ fees and expenses to be paid by Rentech Nitrogen or its successor. The proposed settlement is also contingent upon, among other things, the CVR Partners Mergers becoming effective under Delaware law. There can be no assurance that the Court will approve the proposed settlement contemplated by the MOU. In the event that the proposed settlement is not approved and such conditions are not satisfied, the defendants will continue to vigorously defend against the allegations in the lawsuits.
CRNF received a ten year property tax abatement from Montgomery County, Kansas (the "County") in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the County reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of $11 million per year for each of the years ended December 31, 2008 and 2009, $12 million for the year ended December 31, 2010 and $11 million for each of the years ended December 31, 2011 and 2012. CRNF protested the classification and resulting valuation for each of those years to the Kansas Board of Tax Appeals ("BOTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2008 through 2012. The Kansas Court of Appeals, in a memorandum opinion dated August 9, 2013, reversed the BOTA decision in part and remanded the case to BOTA, instructing BOTA to classify each asset on an asset by asset basis instead of making a broad determination that the entire plant was real property as BOTA did originally. The County filed a motion for rehearing with the Kansas Court of Appeals and a petition for review with the Kansas Supreme Court, both of which have been denied.
In March 2015, BOTA concluded that based upon an asset by asset determination, a substantial majority of the assets in dispute will be classified as personal property for the 2008 tax year. CRNF and the County next will submit evidence of valuation to BOTA with respect to the real property, following which, BOTA will issue its final decision. No amounts have been received or recognized in these consolidated financial statements related to the 2008 property tax matter or BOTA's decision.
On February 25, 2013, the County and CRNF agreed to a settlement for tax years 2009 through 2012, which has lowered and will lower CRNF's property taxes by about $11 million per year (as compared to the 2012 tax year) for tax years 2013 to 2016 based on current mill levy rates. In addition, the settlement provides the County will support CRNF's application before BOTA for a ten-year tax exemption for the UAN expansion. Finally, the settlement provides that CRNF will continue its appeal of the 2008 reclassification and reassessment discussed above.
The SEC is conducting an investigation in connection with CVR's disclosures following the announcement of a tender offer for its stock initiated in February 2012. CVR is cooperating with the SEC and has produced, at the SEC's request, documents pertaining to the tender offer and its disclosures.
Flood, Crude Oil Discharge and Insurance
Crude oil was discharged from the Coffeyville refinery on July 1, 2007, due to the short amount of time available to shutdown and secure the refinery in preparation for the flood that occurred on June 30, 2007. On October 25, 2010, the CVR received a letter from the United States Coast Guard on behalf of the EPA seeking approximately $1.8 million in oversight cost reimbursement. CVR responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"), the Clean Water Act ("CWA") and the OPA. CRRM reached an agreement with the DOJ resolving its claims under CWA and OPA. The agreement was memorialized in a Consent Decree that was filed with and approved by the Court on February 12, 2013 and March 25, 2013, respectively (the "2013 Consent Decree"). On April 19, 2013, CRRM paid a civil penalty (including accrued interest) in the amount of $0.6

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million related to the CWA claims and reimbursed the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make small capital upgrades to the Coffeyville refinery crude oil tank farm, develop flood procedures and provide employee training, the majority of which have already been completed.
The parties also reached an agreement to settle DOJ’s claims related to alleged non-compliance with RMP. The agreement is memorialized in a separate consent decree that was filed with and approved by the Court on May 21, 2013 and July 2, 2013, respectively, and provided for a civil penalty of $0.3 million. On July 29, 2013, CRRM paid the civil penalty related to the RMP claims. In 2015, CRRM continued to implement the recommendations of several audits required by the RMP Consent Decree, which were related to compliance with RMP requirements.
CRRM sought insurance coverage for the crude oil release and for the ultimate costs for remediation and third-party property damage claims. On July 10, 2008, CVR filed a lawsuit in the United States District Court for the District of Kansas (the "Court") against certain of CVR's environmental insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses. Each insurer reserved its rights under various policy exclusions and limitations and cited potential coverage defenses. The Court issued summary judgment opinions that eliminated the majority of the insurance defendants' reservations and defenses. CRRM has received $25 million of insurance proceeds under its primary environmental liability insurance policy, which constitutes full payment of the primary pollution liability policy limit. During the second quarter of 2015, CRRM entered into a settlement agreement and release with the insurance carriers involved in the lawsuit, pursuant to which (i) CRRM received settlement proceeds of approximately $31 million, (ii) the parties mutually released each other from all claims relating to the flood and crude oil discharge and (iii) all pending appeals have been dismissed. Of the settlement proceeds received, $27 million were recorded as a flood insurance recovery located in other income within the consolidated statements of operations for the year ended December 31, 2015. The remaining $4 million of settlement proceeds reduced $4 million of receivable related to this matter, which was included in other assets on the consolidated balance sheets as of December 31, 2014.
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
CRRM, CRNF, Coffeyville Resources Crude Transportation, LLC ("CRCT"), Wynnewood Refining Company, LLC ("WRC") and Coffeyville Resources Terminal, LLC ("CRT") own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution and nitrogen fertilizer manufacturing. Therefore, CRRM, CRNF, CRCT, WRC and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act (“RCRA”), and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the OPA generally subjects owners and operators of facilities to strict, joint and several liability for all containment and clean-up costs, natural resource damages, and potential governmental oversight costs arising from oil spills into waters of the United States, which has been broadly interpreted to include most water bodies including intermittent streams.
CRRM, CRNF, CRCT, WRC and CRT are subject to extensive and frequently changing federal, state and local, environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline and diesel fuels. The ultimate impact of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that CVR's operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs for our Energy segment.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-20 and Docket No. VII-95-H-11, respectively). WRC and the Oklahoma Department of Environmental Quality ("ODEQ") have entered into a Consent Order (Case No. 15-056) to resolve certain legacy environmental issues related to historical groundwater contamination and the operation of a wastewater conveyance. As December 31, 2015 and 2014, environmental accruals of $4 million and $1 million, respectively, were reflected in the consolidated balance sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders and the ODEQ Consent Order. Accruals were determined based on an estimate of payment costs through 2026, for which the scope of remediation was arranged with the EPA and ODEQ, and were discounted at the appropriate risk free rates at December 31, 2015 and 2014. The accruals include estimated closure and post-closure costs of less than $1 million for the two landfills at both December 31, 2015 and 2014.
CVR's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR's management believes that the accruals established for environmental expenditures are adequate.
In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that requires the reduction of benzene in gasoline by 2011. The MSAT II projects for CRRM and WRC were completed within the compliance deadline of November 1, 2014. The projects were completed at a total cost, excluding capitalized interest, of $48 million for CRRM and $89 million for WRC.
In April 2014, the EPA promulgated the Tier 3 Motor Vehicle Emission and Fuel Standards, which will require that gasoline contain no more than ten parts per million of sulfur on an annual average basis. Refineries must be in compliance with the more stringent emission standards by January 1, 2017; however, compliance with the rule is extended until January 1, 2020 for approved small volume refineries and small refiners. In March 2015, the EPA approved the Wynnewood refinery's application requesting "small volume refinery" status; therefore, its compliance deadline is January 1, 2020. It is not anticipated that CVR's refineries will require additional controls or capital expenditures to meet the anticipated new standard.
CVR Refining is subject to the Renewable Fuel Standard ("RFS") which requires refiners to either blend "renewable fuels" with their transportation fuels or purchase renewable fuel credits, known as RINs in lieu of blending. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. transportation fuel market, there may be a decrease in demand for petroleum products. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its transportation fuel or purchase RINs in lieu of blending. In 2013, the Wynnewood refinery was subject to the RFS for the first time. CVR Refining is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS.
The cost of RINs has been extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume ("E10 gasoline") is blended into transportation fuel.
On December 14, 2015, the EPA published in the Federal Register a final rule establishing the renewable fuel volume mandates for 2014, 2015 and 2016, and the biomass-based diesel mandate for 2017. The volumes included in the EPA's final rule increase each year, but are lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. The EPA used its waiver authority to lower the volumes, but its decision to do so has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit.
The cost of RINs for the years ended December 31, 2015, 2014 and 2013 was $124 million, $127 million and $181 million, respectively. As of December 31, 2015 and 2014, CVR Refining's biofuel blending obligation was $10 million and $52 million, respectively, which is included in accrued expenses and other liabilities on the consolidated balance sheets. The price of RINs has been extremely volatile and has increased over the last year. The future cost of RINs is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at the its refineries and downstream terminals, all of which can vary significantly from period to period.

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
In March 2012, CRRM entered into a second consent decree (the "Second Consent Decree") with the EPA and KDHE, which replaced the 2004 Consent Decree (other than certain financial assurance provisions associated with corrective action at the refinery and terminal under RCRA). The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012. The Second Consent Decree gave CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA alleged industry-wide non-compliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the U.S. refining capacity) entering into consent decrees requiring the payment of civil penalties and the installation of air pollution control equipment and enhanced operating procedures. Under the Second Consent Decree, CRRM was required to pay a civil penalty of less than $1 million and complete the installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. The remaining costs of complying with the Second Consent Decree are expected to be approximately $44 million. Additional incremental capital expenditures associated with the Second Consent Decree will not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over several year time-frame.
CRRM has entered into an agreement with the EPA and KDHE to modify provisions in the Second Consent Decree relating to the installation of controls to reduce air emissions of sulfur dioxide from the refinery's FCCU. Pursuant to the terms of the modification, CRRM will be permitted to use alternative means of control to those currently specified in the Second Consent Decree provided it can meet the limits specified in the modification. In consideration for the EPA and KDHE's agreement to permit CRRM to use alternative controls, CRRM will pay higher stipulated penalties if it fails to meet the SO2 limits and, if it elects to install the original controls, will have to take additional steps to avoid negative impacts to the Verdigris River associated with the original controls. The modification has been signed by CRRM, the EPA and KDHE, and on February 10, 2016, the modification was lodged with the United States District Court for the District of Kansas. The modification is subject to public notice and comment and, ultimately, approval by the court.
WRC entered into a Consent Order with ODEQ in August 2011 (the "Wynnewood Consent Order"). The Wynnewood Consent Order addresses certain historic Clean Air Act compliance issues related to the operations of the prior owner. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000 and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. A substantial portion of the costs of complying with the Wynnewood Consent Order were expended during the last turnaround. The remaining costs are expected to be approximately $3 million. In consideration for entering into the Wynnewood Consent Order, WRC received a release from liability from ODEQ for matters described in the ODEQ order.
In January 2014, the EPA issued an inspection report to the Wynnewood refinery related to a RCRA compliance evaluation inspection conducted in March 2013. In February 2014, ODEQ notified WRC that it concurred with the EPA's inspection findings and would be pursuing enforcement. WRC and ODEQ entered into a Consent Order in June 2015 resolving all alleged non-compliance associated with the RCRA compliance evaluation inspection, as well as issues related to possible soil and groundwater contamination associated with the prior owner's operation of the refinery. The Consent Order requires WRC to take certain corrective actions, including specified groundwater remediation and monitoring measures pursuant to a work plan to be approved by ODEQ. CVR Refining does not anticipate that the costs of complying with the Consent Order will be material.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the years ended December 31, 2015, 2014 and 2013, capital expenditures were approximately $36 million, $101 million and $111 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CRRM, CRNF, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on CVR's business, financial condition, or results of operations.
On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit during startup after a short outage as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler. Additionally, there has been no evidence of environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. The petroleum business completed an internal investigation of the incident and cooperated with OSHA in its investigation. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its citations to WRC. OSHA also placed WRC in its Severe Violators Enforcement Program ("SVEP"). WRC is vigorously contesting the citations and OSHA's placement of WRC in the SVEP. Any penalties associated with OSHA's citations are not expected to have a material adverse effect on the consolidated financial statements. In addition to the above, the spouses of the two employees fatally injured have filed a civil lawsuit against CVR Refining and CVR Energy in Fort Bend County, Texas. The companies will vigorously defend the suit. It is currently too early to assess a potential outcome in the matter.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $29 million and $28 million as of December 31, 2015 and 2014, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
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
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  In addition, one of PSC Metals' Knoxville locations was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. PSC Metals is exploring a potential settlement of the matter. Currently, PSC Metals cannot assess the impact of any cost or liability associated with these investigations. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of December 31, 2015 and 2014. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
In November and December of 2011, PSC Metals received three notices of violation ("NOV") from the Missouri Department of Natural Resources (“MDNR”) for hazardous waste and water violations related to its Festus, Missouri location. PSC Metals has entered into a settlement with MDNR that resolves these NOVs.  Currently, PSC Metals believes that it has established adequate reserves for the cost of this settlement.  In addition, PSC Metals believes that it has a claim for indemnification against the prior owner of the facility associated with the above-referenced notices of violation. MDNR and PSC Metals, as part of the resolution of MDNR's NOVs, have undertaken sampling for lead at residences near PSC Metals' Festus yard. Approximately 67 residences were sampled and tested, and of those, approximately 15 tested above residential standards for lead contamination. PSC Metals has entered into a settlement agreement with MDNR which resolves MNDR’s claims and requires limited soil remediation at the 15 residences. PSC Metals is in the process of completing the final stages of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the remediation required by the settlement agreement. Currently, PSC Metals believes that it has adequately reserved for the cost of remediation associated with its Festus yard and the residential areas near the yard. However, PSC Metals cannot assess its liability with certainty at this time. Additionally, PSC Metals believes that liability for off-site contamination was retained by the prior owner of the Festus yard and accordingly, it would have a claim for indemnification against the prior owner.
Railcar
On October 24, 2014, ARI filed a complaint in United States District Court for the Southern District of New York against Gyansys, Inc. ("Gyansys"). The complaint asserts a claim against Gyansys for breaching its contract with ARI to implement an enterprise resource planning system. ARI seeks to recover monetary damages in an amount still to be determined, but which ARI alleged exceeds $25 million. Gyansys filed a response to the suit denying its responsibility. It also counterclaimed against ARI for a breach of contract and wrongful termination, seeking damages in excess of $10 million and equitable relief. At this time, ARI does not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation. On September 9, 2015, the court denied ARI's motion to dismiss the wrongful termination counterclaim. However, ARI continues to believe that Gyansys' counterclaims lack merit and will continue to vigorously defend against these counterclaims.
Gaming
Tropicana AC Tax Appeal Settlement
In January 2013, Tropicana settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2008 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC was to receive approximately $50 million refund in the form of credits against annual real estate tax bills beginning in 2013 and ending in 2017. The credits were to be front-loaded in 2013 and 2014 so that after the credits were applied, Tropicana AC paid approximately $2 million in taxes in 2013. Tropicana utilized $16 million of credits as a reduction to operating expenses in the year ended December 31, 2013. In addition, Tropicana expensed $4 million in professional fees related to this settlement in the year ended December 31, 2013. In January 2014, Tropicana received approximately $32 million in cash as payment to satisfy future credits.
Tropicana Evansville Land Lease
Tropicana leases from the city of Evansville, Indiana approximately ten acres of the approximately 20 acres on which Tropicana Evansville is situated. On January 6, 2016, Tropicana and the city of Evansville entered into a sixth amendment to the lease agreement (the "Sixth Amendment"). Under the Sixth Amendment, in exchange for Tropicana's commitment to expend $50 million to develop a landside gaming facility (the "Tropicana Development Project") along with a prepayment of lease rent in the amount of $25 million (the "Rental PrePayments"), the city of Evansville has granted Tropicana a $20 million redevelopment credit (the "Redevelopment Credit"). The Rental PrePayments are to be made in two payments of $12.5 million each. Tropicana has made the first $12.5 million Rental PrePayment, and the second $12.5 million Rental PrePayment is due upon the opening of the Tropicana Development Project to the public. Both the Rental PrePayments and the Redevelopment Credits will be applied against future rent in equal monthly amounts over a period of one hundred and twenty (120) months commencing upon the opening of the Tropicana Development Project to the public. Under the terms of the lease, as amended by the Sixth Amendment, Tropicana may extend the lease term through November 30, 2055 by exercising renewal options. The current term commenced December 1, 2015 and expires November 30, 2027 under the terms of the Sixth Amendment. Thereafter, Tropicana may extend the lease for a three (3) year term through November 30, 2030, followed by five (5) five-year renewal options through November 30, 2055. Under the terms of the Sixth Amendment, in the event Tropicana decides not to exercise its renewal option(s) and continues to conduct gaming operations in the city of Evansville, the lease may not be terminated and will continue through November 30, 2055, unless Tropicana and the city of Evansville enter into a replacement agreement that includes payments to the city of Evansville in the amount equal to rent payments under the lease. Under the terms of the lease, as amended by the Sixth Amendment, Tropicana is required to pay a percentage of the adjusted gross receipts for the year in rent with a minimum annual rent of no less than $2 million, subject to certain escalations and caps. In accordance with a prior lease amendment in March 2010, during 2010 Tropicana paid a total of $14 million for the prepayment of rent to the city of Evansville for the period between January 2011 and December 2015.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 89.0% of Icahn Enterprises' outstanding depositary units as of December 31, 2015. Applicable pension and tax laws make each member of a “controlled

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2015 and 2014. If the plans were voluntarily terminated, they would be underfunded by approximately $589 million and $474 million as of December 31, 2015 and 2014, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
Consolidated Leases
Consolidated future minimum lease payments under operating leases with initial terms of one or more years consist of the following at December 31, 2015:

Year	Amount
(in millions)
2016	$104
2017	88
2018	82
2019	55
2020	48
Thereafter	156
$533

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Subsequent Events.
Icahn Enterprises
Distribution
On February 23, 2016, the board of directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about April 12, 2016 to depositary unitholders of record at the close of business on March 7, 2016. Depositary unitholders will have until March, 31 2016 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending April 7, 2016. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Automotive
Acquisitions
Refer to Note 3, "Operating Units - Automotive," for discussion of our acquisition of Pep Boys in February 2016.
On February 28, 2016, Icahn Enterprises issued a proposal to the board of directors of Federal-Mogul to purchase the shares of Federal-Mogul common stock not owned by us in a merger transaction pursuant to which Federal-Mogul shareholders would receive $7.00 per share in cash for their Federal-Mogul shares.

19.	Quarterly Financial Data (Unaudited).
Quarterly financial data for Icahn Enterprises is presented below:

	For the Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
	(in millions, except per unit data)
Net sales	$3,565	$4,666	$3,979	$4,867	$3,720	$4,557	$3,340	$3,982
Gross margin on net sales	440	524	655	540	496	339	272	184
Total revenues	4,511	4,990	4,984	6,379	3,212	4,422	2,565	3,366
Net income (loss)	422	77	541	1,123	(940)	(627)	(2,150)	(1,102)
Net (income) loss attributable to non-controlling interests	(261)	(106)	(329)	(634)	500	272	1,023	624
Net income (loss) attributable to Icahn Enterprises	161	(29)	212	489	(440)	(355)	(1,127)	(478)
Basic income (loss) per LP unit(1)	$1.28	$(0.24)	$1.68	$4.06	$(3.40)	$(2.90)	$(8.56)	$(3.84)
Diluted income (loss) per LP unit(1)	$1.27	$(0.24)	$1.68	$4.06	$(3.40)	$(2.90)	$(8.56)	$(3.84)

(1)	Basic and diluted income (loss) per LP unit is computed separately for each quarter and therefore, the sum of such quarterly per LP unit amounts may differ from the total for the year.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for an assessment of the effectiveness of internal control over financial reporting; as such items are defined in Rule 13a-15f under the Exchange Act.
Our internal control over financial reporting is designed to provide reasonable assurance that our financial reporting and preparation of financial statements is reliable and in accordance with generally accepted accounting principles. Our policies and procedures are designed to provide reasonable assurance that transactions are recorded and records maintained in reasonable detail as necessary to accurately and fairly reflect transactions and that all transactions are properly authorized by management in order to prevent or timely detect unauthorized transactions or misappropriation of assets that could have a material effect on our financial statements.
Management is required to base its assessment on the effectiveness of our internal control over financial reporting on a suitable, recognized control framework. Management has utilized the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of internal control over financial reporting.
Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2015, is effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Grant Thornton LLP, our independent registered public accounting firm, has audited and issued their reports on Icahn Enterprises' internal control over financial reporting, which appears below.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have audited the internal control over financial reporting of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.
/s/GRANT THORNTON LLP

New York, New York
February 29, 2016

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The names, offices held and ages of the directors and executive officers of Icahn Enterprises G.P., Inc. ("Icahn Enterprises GP") as of February 29, 2016 are as follows:

Name	Age	Position
Carl C. Icahn	80	Chairman of the Board
Keith Cozza	37	President, Chief Executive Officer and Director
SungHwan Cho	41	Chief Financial Officer and Director
Peter Reck	49	Chief Accounting Officer
William A. Leidesdorf	70	Director
James L. Nelson	66	Director
Jack G. Wasserman	79	Director
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
Carl C. Icahn has served as chairman of the board and a director of Starfire Holding Corporation, a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly owned subsidiary of Icahn Enterprises L.P. ("Icahn Enterprises") and Icahn Enterprises Holdings L.P. ("Icahn Enterprises Holdings") and certain related entities, Mr. Icahn's principal occupation is managing the private investment funds comprising our Investment segment. Since November 1990, Mr. Icahn has been chairman of the board of Icahn Enterprises GP, the general partner of Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn has been: chairman of the board of CVR Refining GP, LLC, the general partner of CVR Refining, LP, , since January 2013; chairman of the board of CVR Energy, Inc., since June 2012; chairman of the board of Tropicana Entertainment Inc since March 2010;; President and a member of the executive committee of XO Holdings, a competitive provider of telecom services since September 2011, and chairman of the board and a director of its predecessors since January 2003; Mr. Icahn was previously: a director of Federal-Mogul Corporation, or Federal-Mogul, from December 2007 to May 2015, and the non-executive chairman of the board of Federal-Mogul from January 2008 to May 2015; a director of American Railcar Leasing LLC from June 2004 to July 2014; and chairman of the board and a director of American Railcar Industries, Inc from 1994 to 2014; a director of WestPoint Home LLC (, from October 2005 until December 2011; and a director of Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, from July 1993 to July 2010.
Mr. Icahn brings to his role as the chairman of the board his significant business experience in leadership roles as director in various companies as discussed above, including certain of our subsidiaries. In addition, Mr. Icahn is uniquely qualified based on his historical background for creating value in companies across multiple industries. Mr. Icahn has proven to be a successful investor over the past 40 years.
Keith Cozza has served as President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings, and their general partner, Icahn Enterprises GP, since February 2014, and as a director since September 2012. Mr. Cozza served as Executive Vice President from February 2013 to February 2014. Mr. Cozza has served as the Chief Operating Officer of Icahn Capital, a wholly owned subsidiary of Icahn Enterprises and Icahn Enterprises Holdings, since February 2013.  Mr. Cozza has served as the Chief Financial Officer of Icahn Associates Holding LLC, a company controlled by Carl C. Icahn, since 2006.  From 2004 to 2006 Mr. Cozza served as Controller at Icahn Associates Holding LLC. Prior to that Mr. Cozza was a senior assurance associate at Grant Thornton LLP.
Mr. Cozza has been a director of: The Pep Boys - Manny, Moe & Jack, an automotive parts installer and retailer, since February 2016; a director of: FCX Oil & Gas Inc., a wholly-owned subsidiary of Freeport-McMoRan Inc., since October 2015; IEH Auto Parts LLC, since June 2015; Tropicana Entertainment Inc., since February 2014; PSC Metals Inc., since February 2014; Herbalife Ltd., a nutrition company, since April 2013 and XO Holdings, a competitive provider of telecom services, since August 2011. Mr. Cozza has also been a member of the Executive Committee of American Railcar Leasing LLC since June 2014. Mr. Cozza was previously a director of CVR Refining GP, LLC, the general partner of CVR Refining, LP, from January 2013 to February 2014; and MGM Holdings Inc., an entertainment company focused on the production and distribution of film and television content, from April 2012 to August 2012. XO Holdings is indirectly controlled by Carl C. Icahn. Mr. Icahn also has or previously had non-controlling interests in Freeport-McMoRan, Herbalife and MGM Holdings through the ownership of securities.
Mr. Cozza brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In particular, his experience as the Chief Financial Officer of Icahn Associates Holding LLC enables him to understand the complex business and financial issues that we may face.
SungHwan Cho has served as Chief Financial Officer of Icahn Enterprises and Icahn Enterprises Holdings and their general partner, Icahn Enterprises GP, since March 2012 and as a director since September 2012. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises and Icahn Enterprises Holdings from October 2006 to February 2012. From 2004 to 2006, Mr. Cho served as director of finance for Atari, Inc., a publisher of interactive entertainment products. From 1999 to 2002, Mr. Cho served as director of corporate development and director of product development at Talk America, a telecommunications provider to small business and residential customers. From 1996 to 1999, he was an investment banker at Salomon Smith Barney in New York and Tokyo.
Mr. Cho has been a director of: Ferrous Resources Limited, since June 2015;American Railcar Leasing LLC, since September 2013; CVR Refining GP, LLC, the general partner of CVR Refining, LP since January 2013; CVR Energy, Inc., since May 2012; CVR GP, LLC, the general partner of CVR Partners LP, since May 2012; Federal-Mogul Corporation, since May 2012; XO Holdings, a competitive provider of telecom services, since August 2011; American Railcar Industries, Inc., since June 2011; Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 until November 2013; WestPoint Home LLC since January 2008; PSC Metals Inc. since December 2006; and Viskase Companies, Inc since November 2006. XO Holdings is indirectly controlled by Carl C. Icahn. Mr. Icahn also previously had a non-controlling interest in Take-Two Interactive Software through the ownership of securities.
Mr. Cho brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In particular, his service the as Chief Financial Officer of Icahn Enterprises and Icahn Enterprises Holdings enables him to understand the complex business and financial issues that we may face.
Peter Reck has served as Chief Accounting Officer of our general partner, Icahn Enterprises GP, since March 2012, and as its Secretary since April 2012. Mr. Reck was Controller of Icahn Enterprises and Icahn Enterprises Holdings from November 2005 to March 2012. Since March 2012, Mr. Reck has served as the director of Viskase Companies, Inc. Previously, Mr. Reck was the Controller of Family Office and Treasurer of Philanthropies for Bromor Management, the Family Office of Charles Bronfman. Mr. Reck also served as Controller for the Bank of Uruguay and worked at KMPG LLP in their audit practice.
William A. Leidesdorf has served as a director of Icahn Enterprises GP since March 1991 and is a member of our audit committee. Mr. Leidesdorf has served as a director and member of the audit committee of Tropicana Entertainment Inc., since May 2014, and a director of IEH Auto Parts LLC, since June 2015. Mr. Leidesdorf previously served as: a director and member of the audit committee of American Entertainment Properties Corp., a subsidiary of Icahn Enterprises, from December 2003 to March 2013; a director of Renco Steel, during its bankruptcy, its subsidiary, WCI Steel, Inc., a steel producer which filed for Chapter 11 bankruptcy protection and Simpson Housing Limited Partnership, a privately held real estate investment trust; an owner and a managing director of Renaissance Housing, LLC, and a company primarily engaged in the acquisition of multifamily housing and, the owner and managing director of Renaissance Hamptons Mayfair, LLC, a company primarily engaged in acquiring multifamily residential properties from 2008 until April 2015; and a principal in Bedrock Investment Management Group, LLC, a company engaged in the acquisition of troubled residential subdivisions, from 2008 until December 2014.
Mr. Leidesdorf brings to his service as a director his significant business experience and leadership role as a director in various companies including certain of our subsidiaries. His experience has enabled him to understand the complex business and financial issues that companies may face. Mr. Leidesdorf has also had experience with large-scale real estate workouts and has been responsible for managing real estate portfolios for a number of institutions, including responsibility for audits and compliance with various federal and state regulatory authorities.
James L. Nelson has served as a director and member of the audit committee of the general partner of Icahn Enterprises L.P. since June 2001. Mr. Nelson has also served as a director of: New York REIT, Inc., a publicly traded real estate investment trust, since November 2015; and Herbalife Ltd., a nutrition company in which Mr. Icahn holds a non-controlling interest through the ownership of securities, since April 2014. Mr. Nelson has served as a director of IEH Auto Parts LLC, an automotive parts distributor, since June 2015. Mr. Nelson previously served as: a director and member of the compensation, governance and strategic alternatives committees of Voltari Corporation, a commercial real estate company controlled by Mr. Icahn, from June 2011 through September 2015 (and, from January 2012 through September 2015, served as Chairman of its Board of Directors); a director of VII Peaks Co-Optivist Income BDC II, Inc., an externally managed, closed-end management investment company, from November 2013 through August 2014; a director of Ubiquity Broadcasting Corporation, a vertically integrated, technology-focused media company, from April 2014 to August 2014; a director and member of the audit committee of Tropicana Entertainment Inc. from March 2010 to May 2014; a director and member of the Governance and Nominating Committee of SITO Mobile, Ltd., a technology-based mobile solutions provider serving businesses, advertisers and brands, from May 2013 to April 2014; a director and member of the audit committee of Take Two Interactive Software, Inc., a publisher, developer, and distributor of video games and video game peripherals in which Mr. Icahn previously held an interest through the ownership of securities, from April 2010 through November 2013; a director and as chairman of the audit committee of the board of directors of Cequel Communications, an owner and operator of a large cable television system, from April 2008 to November 2012; and a director and chairman of the audit committee of Viskase Companies, Inc. from April 2003 through April 2010.
Mr. Nelson brings to his service as a director his significant experience and leadership roles serving as chief executive officer, director and chairman of the audit committee of various companies.
Jack G. Wasserman has served as a director and the Chairman of the audit committee of the general partner of Icahn Enterprises L.P., since December 1993. Mr. Wasserman has also served as a director of Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, a company controlled by Mr. Icahn, since December 1998. Mr. Wasserman has served as a director of IEH Auto Parts LLC since June 2015. Mr. Wasserman has been engaged in the practice of law as a sole practitioner, since September 2001. Mr. Wasserman previously served as: a director of Wendy's, a franchisor of the Wendy's restaurant system,  as the chairman of the ERISA committee of Wendy’s and as a member of the audit and compensation committees of Wendy's, from March 2004 to June 2015; a director and chairman of the audit committee of American Entertainment Properties Corp. a subsidiary of Icahn Enterprises, from December 2003 to March 2013; and a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm, and its predecessors, from 1966 until 2001. He is a current and past director of numerous not-for-profit organizations. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida and the District of Columbia.
Mr. Wasserman brings to his service as a director his significant experience and leadership roles as a director of various public companies. In addition, Mr. Wasserman practiced law for almost 40 years with the law firm of Wasserman, Schneider, Babb & Reed of which he was a senior partner; the firm concentrated its practice in international trade and related corporate matters, primarily for Fortune 500-type companies operating in a broad range of industries, and he is familiar with financial statements and domestic and trans-border transactions.
Audit Committee
James L. Nelson, William A. Leidesdorf and Jack G. Wasserman serve on our audit committee. We believe that the audit committee members are “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules of the NASDAQ Stock Market ("NASDAQ"). A copy of the audit committee charter is available on our website at www.ielp.com/governance.cfm or may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.
Our audit committee has twelve regularly scheduled meetings each year, and numerous other meetings when circumstances require. Eight meetings are held in connection (a) with the audit committee's review, together with our senior management, the senior management of our subsidiaries, and representatives of our independent auditor, of our quarterly reports on Form 10-Q and our annual report on Form 10-K and (b) telephone conferences with the senior management of each of our subsidiaries. Four meetings are held with our Chief Financial Officer, Chief Accounting Officer, and Chief Auditor, who report to the audit committee on company-wide developing financial and related matters. At the time of the annual report on Form 10-K, the audit committee meets in executive session, and also meets separately with our independent auditor and our senior management. Our audit committee holds two annual executive sessions. When necessary, our audit committee holds informal meetings, meets with its independent counsel, and, when appropriate, with independent financial advisers.
The functions of our audit committee include, but are not limited to: (1) the review of our financial and accounting policies and procedures, including oversight; (2) the selection of our independent auditor and the determination of the auditor's fees for audit services; (3) the pre-approval of any non-audit services and the fees to be paid to our independent auditor; (4) the obtaining, at least annually, of a report from our independent auditor of the adequacy of our internal controls over financial reporting; (5) the review of the results of all audits of our books and records performed by the independent auditor for, among other reasons, to determine the integrity of our financial statements; (6) discussing our policies with respect to risk assessment and risk management, and reporting such policies to the full board of directors; (7) the review of significant earnings press releases prior to release with respect to the types of information disclosed and the manner in which the information is disclosed; and (8) the review and approval of related party transactions and conflicts of interest in accordance with the terms of our partnership agreement. Our audit committee is empowered, in its discretion, to engage such advisors as it might deem necessary, including legal counsel and financial and accounting advisors.
Our board of directors has determined that we do not have an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, serving on our audit committee. We believe that each member of the audit committee is financially literate and possesses sufficient experience, both professionally and by virtue of his service as a director and member of the audit committee of Icahn Enterprises GP, to be fully capable of discharging his duties as a member of our audit committee. However, none of the members of our audit committee has a professional background in accounting or preparing, auditing, analyzing or evaluating financial statements. If our audit committee determines that it requires additional financial expertise, it will either engage professional advisors or seek to recruit a member who would qualify as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.
Jack G. Wasserman has been chosen to preside and currently presides at executive sessions of our non-management directors. Interested parties may directly communicate with the presiding director of the audit committee or with the non-management directors of the audit committee as a group by directing all inquiries to our ethics hotline at (877) 888-0002.
Audit Committee Report
The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2015 audited financial statements with management; (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU§380); (3) the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1; and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the board of directors that our 2015 audited financial statements be included in this Report.
This report is provided by the following independent directors, who constitute the audit committee:
William A. Leidesdorf
James L. Nelson
Jack G. Wasserman
Code of Business Conduct and Ethics
Icahn Enterprises GP's board of directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is available on our website at www.ielp.com/governance.cfm and may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.
NASDAQ Corporate Governance Compliance
Pursuant to Rule 5615(a)(4)(J) of the NASDAQ corporate governance requirements, in the event that an executive officer of Icahn Enterprises' or Icahn Enterprises Holdings', or a person performing an equivalent role, becomes aware of any noncompliance with NASDAQ's corporate governance requirements, he or she is required to provide prompt notice to NASDAQ of such noncompliance. As of February 29, 2016, we believe that we are compliant with NASDAQ's corporate governance requirements.
Board Leadership Structure
Our leadership structure includes the positions of chairman of the board ("Chairman") and Chief Executive Officer. Mr. Icahn serves as our Chairman and Mr. Cozza serves as our Chief Executive Officer.
The Chairman is responsible for organizing the board of directors and setting its agenda and priorities. The Chairman does not participate in the day-to-day business operations of our business segments, other than our Investment segment. The Chief Executive Officer is accountable directly to the board of directors, including the Chairman, and has day-to-day responsibility, in consultation with our Chairman, for general oversight of our business segments. Our business segments are operated through subsidiaries with their own management teams, including boards of directors, responsible for the day-to-day operations of those businesses. We believe that our leadership structure is appropriate for our holding company structure as it enhances our corporate governance and company oversight by separating responsibilities between the Chief Executive Officer and Chairman.
Board of Directors Role in Risk Oversight
In connection with its oversight responsibilities the Board, including the Audit Committee, periodically reviews the significant risks that we face. These risks include strategic, financial, operational and compliance risks. The Board administers its risk oversight responsibilities through its Chief Executive Officer and its Chief Financial Officer, who, together with our chief auditor and management representatives of each of our operating subsidiaries, review and assess the operations of the businesses as well as each respective management's identification, assessment and mitigation of the material risks affecting our operations.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of common stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings, we believe that all reports required by Section 16(a) were timely filed other than two late Form 4 filings by Carl C. Icahn reporting a total of 17 transactions.

Item 11. Executive Compensation.
Company Structure and Reporting Requirements
The Company is a master limited partnership ("MLP") and is not subject to the proxy solicitation rules as required by section 14A of the Exchange Act or §240.14a-20. Furthermore, because the Company has not ever been a TARP recipient, as defined in section 111(a)(3) of the Emergency Economic Stabilization Act of 2008, it is not subject to §240.14a-20. As a MLP, pursuant to the Company's partnership agreement, the general partner, Icahn Enterprises G.P. Inc.(the "GP"), has exclusive management powers over the business and affairs of the Company. That is, the GP’s stockholders have the right to elect members of the GP's board of directors, who, in turn, elect the officers of the Company. Accordingly, the Company does not hold annual meetings to elect its directors.
Compensation Discussion and Analysis
The following section provides an overview and analysis of our compensation programs, the compensation decisions we have made under those programs, and the factors we considered in making those decisions. Later in this section, under the heading “Additional Information Regarding Executive Compensation,” we provide a table containing specific information about the compensation earned by the following individuals in 2015, whom we refer to as our named executive officers:

•	Carl C. Icahn, Chairman of the Board(1)

•	Keith Cozza, President and Chief Executive Officer(2)

•	SungHwan Cho, Chief Financial Officer(3)

•	Peter Reck, Chief Accounting Officer
(1) In addition, Mr. Icahn serves as Chief Executive Officer of our subsidiary, Icahn Capital and of the General Partners.
(2) In addition, Mr. Cozza also serves as the Chief Operating Officer of Icahn Capital, serves as director of Icahn Enterprises and Icahn Enterprises Holdings and holds officer and/or director positions at certain of our other subsidiaries.
(3) In addition, Mr. Cho serves as a director of Icahn Enterprises and Icahn Enterprises Holdings.
The discussion below is intended to help you understand the detailed information provided in the table and put that information into context within our overall compensation program.
Overview of Compensation Program
Throughout this narrative discussion and in the accompanying table, we refer to our named executive officers. The key compensation package provided to our named executive officers consists of (i) base salary, (ii) incentive compensation and (iii) other benefits. The key compensation provided to our named executive officers for 2015 consisted of salary and bonuses. See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for the compensation received by each of our named executive officers for 2015. Executive compensation levels and bonuses are established based upon the recommendation of our chairman, which are discussed with members of the board. The board of directors does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.
Compensation Philosophy and Objectives
Our executive compensation philosophy is designed to support our key business objectives while maximizing value to our unitholders. The objectives of our compensation structure are to attract and retain valuable employees, assure fair and internally equitable pay levels and provide a mix of base salary and variable bonuses that provides motivation and rewards performance. At the same time, we seek to optimize and manage compensation costs.
The primary components of our executive compensation are base salary and, except as otherwise indicated, annual bonus, payable in cash. For further descriptions, see “Additional Information Regarding Executive Compensation - Employment Agreements.” Base salary is paid for ongoing performance throughout the year and is determined based on job function and each executive's contribution to our performance and achievement of our overall business objectives. Our annual bonuses are intended to reward particular achievement during the year, motivate future performance and attract and retain highly qualified key employees.
Determination of Appropriate Pay Levels
We compete with many other companies for experienced and talented executives. Market information in general regarding pay practices at peer companies (as provided in the public reports filed by such companies with the SEC may be reviewed and considered in assessing the reasonableness of compensation and ensuring that compensation levels remain competitive in the marketplace. For a further description of the employment agreements with our executives, see “Additional Information Regarding Executive Compensation - Employment Agreements.”
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
Determination of Bonuses
The Company believes that bonuses are an integral component of compensation that is an important way to motivate and reward performance of our employees. The Company does not have a formula or pre-established policy for determining either salary levels or bonuses; bonuses are discretionary. In addition, in order that we remain competitive in the marketplace, we may review market information regarding pay practices at peer companies in determining bonuses. Generally, bonuses are determined by various factors, including, but not limited to, the achievement of financial goals and other Company goals that are determined to be critical to the success of the Company, overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork for each individual.
Allocation of Compensation
There is no pre-established policy or target for the allocation of compensation, other than certain employment agreements with certain named executive officers and, in the case of Mr. Ninivaggi, the Option Agreements (which, as discussed, elsewhere were terminated, rendered null and void and are canceled and shall have no further force or effect.) As we are a limited partnership and a controlled entity, under the NASDAQ listing rules, our status as a limited partnership exempts us from certain corporate governance rules, including the requirement to maintain a compensation committee. In 2015, the total compensation granted to named executive officers was in the form of cash compensation.
Compensation Components
Base Salary
Base salaries for executive officers are determined based on job performance, job responsibilities and teamwork.
Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP and as Chairman and Chief Executive Officer of Icahn Capital and Chief Executive Officer of the General Partners for which he receives an annual base salary of $1 per annum.
Generally, total compensation is used in determining the amount of contributions permitted under our 401(k) Plan. In addition, base salary may include accrued but unused paid time off ("PTO") days that have been paid in accordance with the Company's PTO policy.
See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for detailed information on the compensation received by each of our named executive officers for 2015.
Bonus
For 2015, Messrs. Cozza, Cho and Reck received bonuses of $2,500,000, $1,200,000 and $215,000, respectively.
401(k) Plan and Other Benefits
For 2015, Messrs. Cozza, Cho and Reck , were our only named executive officers participating in our qualified Icahn Enterprises Holdings 401(k) Plan, or the 401(k) Plan, and thus received matching contributions for 2015. The matching contributions for the respective named executive officer in 2015 are disclosed in our Summary Compensation Table under “All

Other Compensation” and in the related footnote. Mr. Icahn was our only named executive who did not participate in the 401(k) Plan for 2015. All of our named executive officers are entitled to receive medical, dental and paid time-off benefits that are offered to all of our employees and are designed to enable us to attract and retain our workforce in a competitive environment. Our 401(k) Plan helps employees save and prepare financially for retirement. Health and paid time-off benefits help ensure that we have a productive and focused workforce.
Our qualified 401(k) Plan allows employees to contribute up to 50% of their eligible compensation, up to the limits imposed by the Code on a pre-tax basis. We currently match, within prescribed limits, 50% of eligible employees' contributions up to 6.25% of their eligible compensation. Participants choose to invest their account balances from an array of investment options as selected by plan fiduciaries from time to time. The 401(k) Plan provides distributions in a lump sum. Under certain circumstances, loans and withdrawals are permitted.
Perquisites
The total value of all perquisites and personal benefits (exclusive of 401(k) matching contributions) provided to each of our named executive officers for 2015, 2014 and 2013 was less than $10,000 per person, except for Mr. Icahn, for whom perquisites and other benefits are identified in the Summary Compensation Table under the “All Other Compensation” column and in related footnotes.
Compensation Committee Report
As stated above, pursuant to exemptions from the NASDAQ listing rules, the board of directors is not required to have, and does not have, a standing compensation committee. The board of directors has reviewed and discussed the Compensation Disclosure and Analysis required by Item 402(b) of Regulation S-K with management. Based on that review and discussion, the board of directors recommended that the Compensation Disclosure and Analysis be included in this Report.
This report is provided by the board of directors:
Carl C. Icahn
Sung Hwan Cho
Keith Cozza
William A. Leidesdorf
James L. Nelson
Jack G. Wasserman
Compensation Committee Interlocks and Insider Participation
During 2015, our entire board of directors, including Mr. Icahn, participated in deliberations concerning executive compensation. During 2015, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our board of directors.
Additional Information Regarding Executive Compensation
The following table sets forth information in respect of the compensation earned for services to us and/or our subsidiaries by each of our named executive officers for 2015.

Summary Compensation Table

	Annual Compensation(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Carl C. Icahn(2) Chairman of the Board	2015	1	—	137,227	(3)	137,228
	2014	1	—	105,532	(3)	105,533
	2013	1	—	195,284	(3)	195,285

Keith Cozza(4) President and Chief Executive Officer	2015	1,569,498	2,500,000	10,466	(3)	4,079,964
	2014	1,505,567	2,000,000	9,284	(3)	3,514,851
	2013	1,019,240	2,000,000	17,560	(3)	3,036,800

SungHwan Cho (5) Chief Financial Officer	2015	649,267	1,200,000	10,562	(3)	1,859,829
	2014	513,466	1,000,000	9,326	(3)	1,522,792
	2013	386,542	725,000	17,443	(3)	1,128,985

Peter Reck Chief Accounting Officer	2015	301,154	215,000	9,801	(3)	525,955
	2014	280,000	210,000	8,514	(3)	498,514
	2013	260,000	200,000	11,279	(3)	471,279

(1)
Pursuant to applicable regulations, certain columns of the Summary Compensation Table have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, any of our subsidiaries or by Icahn Enterprises GP, which was subsequently reimbursed by us, required to be reported in those columns.

(2)
The salary indicated above represents compensation paid to Mr. Icahn in each of 2015, 2014, and 2013 for his services as Chief Executive Officer of our subsidiary, Icahn Capital, and of the General Partners pursuant. Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP and as Chairman and Chief Executive Officer of Icahn Capital and Chief Executive Officer of the General Partners for which he currently receives an annual base salary of $1 per annum. Mr. Icahn does not receive director fees from us.

(3)
Represents other compensation paid to the following named executive officers: (i) Carl C. Icahn, $18,719, $17,559 and $14,644 , in medical and dental benefits for 2015, 2014 and 2013, respectively; $955 in life insurance paid by us for 2015 and $173 for both 2014 and 2013; and in his capacity as the Chairman of the board of directors of Federal-Mogul, $118,508, $87,800 and $180,640 representing the incremental cost of Mr. Icahn's personal use of Federal-Mogul's corporate aircraft for 2015, 2014 and 2013, respectively. Mr. Icahn received no fees or compensation from Federal-Mogul for 2015, 2014 or 2013 other than the use of the corporate aircraft as discussed above. The calculation of incremental cost for the personal use of Federal-Mogul's corporate aircraft includes the variable costs incurred as a result of personal flight activity, which are comprised of a portion of ongoing maintenance and repairs, aircraft fuel, airport fees, catering, and fees and travel expenses for the flight crew. The use of the aircraft for personal use by Mr. Icahn was approved by the board of directors and the Compensation Committee of Federal-Mogul; (ii) Mr. Cho, $8,221, $8,167, and $8,008 in matching contributions under our 401(k) Plan for 2015, 2014 and 2013, respectively; $1,386, $986 and $9,262 in medical and dental benefits paid by us for 2015, 2014 and 2013, respectively; and $955 in life insurance premiums paid by us for 2015 and $173 for both 2014 and 2013; (iii) Mr. Reck, $8,342, $7,977 and $7,813 in matching contributions under our 401(k) Plan for 2015, 2014 and 2013, respectively; $764, $364 and $3,293 in medical and dental benefits paid by us for 2015, 2014 and 2013, respectively; and $695 in life insurance premiums paid by us for 2015 and $173 for both 2014 and 2013; (iv) Mr. Cozza, $8,125 in matching contributions under our 401(k) Plan for each of 2015, 2014 and 2013; $1,386, $986 and $9,262 in medical and dental benefits paid by us for 2015, 2014 and 2013, respectively; $955 in life insurance premiums paid by us for 2015 and $173 for both 2014 and 2013. In each of 2015, 2014 and 2013, to the extent that a named executive officer participated in our 401(k) Plan, we made a matching contribution to his individual 401(k) Plan account in the amount of one-half (1/2) of up to the first six and one-quarter (6.25%) percent of eligible compensation (within prescribed limits) contributed by the employee. Mr. Icahn did not participate in the 401(k) plan during 2015, 2014 or 2013 and thus did not receive any matching contributions for those fiscal years.

(4) Mr. Cozza served as Executive Vice President of Icahn Enterprises and Icahn Enterprises Holdings from February 20, 2013 through February 4, 2014. Effective February 5, 2014, Mr. Cozza was appointed as President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings. In addition, Mr. Cozza serves as the Chief Operating Officer of Icahn Capital and holds officer and/or director positions at certain of our other subsidiaries. During 2015, Mr. Cozza received a salary of $1,569,498 and a bonus of $2,500,000, which was determined based on various factors, including, but not limited to, overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork. The increase in salary for Mr. Cozza in 2015 relative to 2014 primarily reflects his individual job performance and increasing responsibilities in regards to each of our operating segments. In particular, Mr. Cozza played a key role in certain acquisitions related to our Automotive segment as well as our acquisition of Ferrous Resources Limited, representing our Mining segment.
(5) Mr. Cho served as Chief Financial Officer of Icahn Enterprises and Icahn Enterprises Holdings since March 16, 2012. During 2015, Mr. Cho received a salary of $649,267 and a bonus of $1,200,000, which was determined based on various factors, including, but not limited to overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork. The increase in salary for Mr. Cho in 2015 relative to 2014 was primarily due to his individual job performance and increasing responsibilities in regards to each of our operating segments.  In particular, Mr. Cho played a key role in certain acquisitions related to our Automotive segment as well as our acquisition of Ferrous Resources Limited, representing our Mining segment.
Each of our executive officers may perform services for affiliates of Mr. Icahn for which we receive reimbursement. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”
There are no family relationships between or among any of our directors and/or executive officers.
Employment Agreements
We currently do not have any employment agreements with our named executives.
Stock Award, Option and Non-Equity Incentive Plans
We do not have any stock award, option or non-equity incentive plans with respect to our named executives.
Potential Payments Upon Termination or Change in Control
We do not have any employments agreements pursuant to which any of our employees would have received potential payments upon termination or change in control as of December 31, 2015.
Director Compensation
The following table provides compensation information for our directors in 2015, except for Messrs. Icahn, Cho and Cozza. Compensation received by Messrs. Icahn, Cho and Cozza is included in the Summary Compensation Table. Messrs. Icahn, Cho and Cozza did not receive compensation for serving as director of the Icahn Enterprises and Icahn Enterprises Holdings.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
William A. Leidesdorf	50,000	—	50,000
James L. Nelson	50,000	—	50,000
Jack G. Wasserman	60,000	—	60,000
Each director will hold office until his successor is elected and qualified. During 2015, Messrs. Wasserman, Leidesdorf and Nelson each received $50,000 in respect of their services rendered as members of our board of directors. In addition, Mr. Wasserman received an additional $10,000 for servicing as the Company's chairmen of the audit committee.
Directors receive only cash compensation, if applicable, and currently are not granted any options, units or other equity-based awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.
As of February 29, 2016, affiliates of Mr. Icahn, owned 117,033,818 of Icahn Enterprises' depositary units, or approximately 89.0% of Icahn Enterprises' outstanding depositary units. In accordance with the listing rules of NASDAQ, Icahn Enterprises' status as a limited partnership affords Icahn Enterprises an exemption from certain corporate governance requirements which includes an exemption from the requirement to have compensation and nominating committees consisting entirely of independent directors. Icahn Enterprises GP's board of directors presently consists of three independent directors and the audit committee consists entirely of independent directors.
The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP. Thus, since Mr. Icahn, through affiliates, currently holds approximately 89.0% of Icahn Enterprises' outstanding depositary units, Icahn Enterprises GP will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn's consent. Moreover, under the partnership agreement, the affirmative vote of Icahn Enterprises GP and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue Icahn Enterprises in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of Icahn Enterprises Holdings, to consent to certain proposals submitted for the approval of the limited partners of Icahn Enterprises Holdings. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.
The following table provides information, as of February 29, 2016, as to the beneficial ownership of the depositary units for each director of Icahn Enterprises GP and all directors and executive officers of Icahn Enterprises GP, as a group. Except for Mr. Icahn, none of our named executive officers or directors beneficially owns more than 5% of Icahn Enterprises' depositary units.

Name of Beneficial Owner	Beneficial Ownership of Icahn Enterprises' Depositary Units		Percent of Class
Carl C. Icahn	117,033,818	(a) (b)	89.0%
Keith Cozza	2,000		*
SungHwan Cho	1,100		*
Jack G. Wasserman	800		*
James L. Nelson	1,600		*
Peter Reck	—		—%
William A. Leidesdorf	—		—%
All Directors and Executive Officers as a Group (seven persons)	117,039,318		89.0%
* Less than 1% of total outstanding depositary units of Icahn Enterprises.

(a) The foregoing is exclusive of a 1.99% ownership interest which Icahn Enterprises GP holds by virtue of its 1% general partner interest in each of us and Icahn Enterprises Holdings.

(b) The following footnotes describe Mr. Icahn's beneficial ownership of Icahn Enterprises' depositary units:

(1)
Barberry Corp. ("Barberry") beneficially owns 3,814,570 Depositary Units. Carl C. Icahn beneficially owns 100% of Barberry. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, Mr. Icahn (by virtue of his relationship to Barberry) may be deemed to indirectly beneficially own the Depositary Units which Barberry owns. Mr. Icahn disclaims beneficial ownership of such Depositary Units except to the extent of his pecuniary interest therein.

(2)
CCI Offshore LLC ("CCI Offshore") beneficially owns 2,492,684 Depositary Units. Barberry is the sole member of CCI Offshore. Carl C. Icahn beneficially owns 100% of Barberry. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Barberry (by virtue of their relationships to CCI Offshore) may be deemed to indirectly beneficially own the Depositary Units which CCI Offshore owns. Each of Mr. Icahn and Barberry disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(3)
CCI Onshore LLC ("CCI Onshore") beneficially owns 19,744,774 Depositary Units. High Coast Limited Partnership ("High Coast") is the sole member of CCI Onshore. Little Meadow Corp. ("Little Meadow") is the general partner of High Coast. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn, Little Meadow and High Coast (by virtue of their relationships to CCI Onshore) may be deemed to indirectly beneficially own the Depositary Units which CCI Onshore owns. Each of Mr. Icahn, Little Meadow and High Coast disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(4)
Gascon Partners ("Gascon") beneficially owns 17,368,681 Depositary Units. Little Meadow is the managing general partner of Gascon. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Little Meadow (by virtue of their relationships to Gascon) may be deemed to indirectly beneficially own the Depositary Units which Gascon owns. Each of Mr. Icahn and Little Meadow disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(5)
High Coast Limited Partnership ("High Coast") beneficially owns 45,282,039 Depositary Units. Little Meadow is the general partner of High Coast. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Little Meadow (by virtue of their relationships to High Coast) may be deemed to indirectly beneficially own the Depositary Units which High Coast owns. Each of Mr. Icahn and Little Meadow disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(6)
Highcrest Investors LLC ("Highcrest") beneficially owns 13,490,411 Depositary Units. Starfire Holding Corporation ("Starfire") beneficially owns 99.5% of Highcrest. Carl C. Icahn beneficially owns 100% of Starfire. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Starfire (by virtue of their relationships to Highcrest) may be deemed to indirectly beneficially own the Depositary Units which Highcrest owns. Each of Mr. Icahn and Starfire disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(7)
Tramore LLC ("Tramore") beneficially owns 8,830,603 Depositary Units. Carl C. Icahn beneficially owns 100% of Tramore. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, Mr. Icahn (by virtue of his relationship to Tramore) may be deemed to indirectly beneficially own the Depositary Units which Tramore owns. Mr. Icahn disclaims beneficial ownership of such Depositary Units except to the extent of his pecuniary interest therein.

(8)
Modal LLC ("Modal") beneficially owns 778,470 Depositary Units. Carl C. Icahn beneficially owns 100% of Modal. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, Mr. Icahn (by virtue of his relationship to Modal) may be deemed to indirectly beneficially own the Depositary Units which Modal owns. Mr. Icahn disclaims beneficial ownership of such Depositary Units except to the extent of his pecuniary interest therein.

(9)
Thornwood Associates Limited Partnership ("Thornwood") beneficially owns 5,231,586 Depositary Units. Barberry is the general partner of Thornwood. Carl C. Icahn beneficially owns 100% of Barberry. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Barberry (by virtue of their relationships to Thornwood) may be deemed to indirectly beneficially own the Depositary Units which Thornwood owns. Each of Mr. Icahn and Barberry disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(10)
Does not include 12,000 Depositary Units owned by Gail Golden, the wife of Mr. Icahn. Mr. Icahn, by virtue of his relationship to Ms. Golden, may be deemed to beneficially own such Depositary Units. Mr. Icahn disclaims beneficial ownership of such Depositary Units for all purposes.

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
Related Party Transactions with Our General Partner and Its Affiliates
Mr. Icahn, in his capacity as majority unitholder, will not receive any additional benefit with respect to distributions and allocations of profits and losses not shared on a pro rata basis by all other unitholders. In addition, Mr. Icahn has confirmed to us that neither he nor any of his affiliates will receive any fees from us in consideration for services rendered in connection with non-real estate related investments by us other than compensation pursuant to his employment agreement and as otherwise disclosed herein. We have and in the future may determine to make investments in entities in which Mr. Icahn or his affiliates also have investments. We may enter into other transactions with Mr. Icahn and his affiliates, including, without limitation, buying and selling assets from or to affiliates of Mr. Icahn and participating in joint venture investments in assets with affiliates of Mr. Icahn, whether real estate or non-real estate related. Furthermore, it should be noted that our partnership agreement provides that Icahn Enterprises GP and its affiliates are permitted to have other business interests and may engage in other business ventures of any nature whatsoever, and may compete directly or indirectly with our business. Mr. Icahn and his affiliates currently invest in assets that may be similar to those in which we may invest and Mr. Icahn and his affiliates intend to continue to do so. Pursuant to the partnership agreement, however, we will not have any right to participate therein or receive or share in any income or profits derived therefrom.
On February 11, 2013, we announced that the board of directors of our general partner approved a modification to our distribution policy to provide for an increase in the annual distribution from $1.40, comprised of $0.40 in cash and $1.00 in depositary units, to $4.00 per depositary unit, payable in either cash or additional depositary units, at the election of each depositary unitholder. On May 29, 2013, the board of directors of our general partner further modified our distribution policy to increase our annual distribution from $4.00 per depositary unit to $5.00 per depositary unit. Further, on March 3, 2014, the board of directors of our general partner announced an increase in our annualized distribution from $5.00 per depositary unit to $6.00 per depositary unit.
During 2015, Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 89.0% of Icahn Enterprises' outstanding depositary units as of December 31, 2015. Mr. Icahn and his affiliates have indicated that it is their present intention to elect to receive the increase in Icahn Enterprises’ cash distribution in additional depositary units for the foreseeable future.
During 2015, the board of directors of our general partner declared four quarterly distributions aggregating $6.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash. We distributed an aggregate of 8,377,645 of depositary units to those Depositary unitholders who elected to receive such distributions in depositary units.
On February 23, 2016, the board of directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about April 12, 2016 to depositary unitholders of record at the close of business on March 7, 2016. Depositary unitholders will have until March, 31 2016 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending April 7, 2016. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
In 2015, Icahn Enterprises GP was allocated $24 million of our net loss as a result of its combined 1.99% general partner interests in us and Icahn Enterprises Holdings.
Pursuant to registration rights agreements, Mr. Icahn has certain registration rights with regard to the depositary units beneficially owned by him.
Investments in the Investments Funds
We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. Additionally, Mr. Icahn and his affiliated entities may also invest in securities in which Icahn Enterprises and its consolidated subsidiaries invest. Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), make investments in the Investment Funds. During 2015, certain affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) of Mr. Icahn invested $276 million in the Investment Funds. Subsequent to December 31, 2015, certain affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) of Mr. Icahn invested $490 million in the Investment Funds. During the year ended December 31, 2015, certain affiliates of Mr. Icahn had redemptions of $36 million from the Investment Funds. As of December 31, 2015, the total of Mr. Icahn and affiliates' interests in the Investment Funds was approximately $4.1 billion.
Other Related Party Transactions
On April 1, 2010, Icahn Enterprises and Icahn Capital, a wholly owned indirect subsidiary of Icahn Enterprises, entered into a co-manager agreement (the "Co-Manager Agreement") with Brett Icahn, the son of Carl C. Icahn. At that time Icahn Capital also entered into a co-manager agreement on the same terms with another individual. Under the Co-Manager Agreement, Brett Icahn serves as a co-portfolio manager of the Sargon Portfolio, a designated portfolio of assets within the various private investment funds comprising Icahn Enterprises' Investment segment, including the Onshore Fund, Master Fund I, Master Fund II and Master Fund III, subject to the supervision and control of Icahn Capital and Carl Icahn.
Effective January 1, 2014, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP were merged with and into Icahn Partners. As a result, the Investment Funds now consist solely of Icahn Partners LP and Icahn Partners Master Fund LP.
On July 24, 2012, (i) Icahn Enterprises and Icahn Capital entered into an amendment to the Co-Manager Agreement with Brett Icahn (the “Amended Icahn Enterprises Co-Manager Agreement”), and (ii) High River Limited Partnership (''High River''), an affiliate of Carl C. Icahn, entered into a new co-manager agreement with Brett Icahn (such co-manager agreements, collectively the ''High River Co-Manager Agreement,'' and together with the Amended Icahn Enterprises Co-Manager Agreement, the “2012 Co-Manager Agreement”). On July 24, 2012, similar agreements were entered into with another individual. The 2012 Co- Manager Agreement is effective as of August 1, 2012. Pursuant to the 2012 Co-Manager Agreement, subject to the supervision and control of Icahn Capital and Carl Icahn, the Investment Funds and High River would make available up to an aggregate of $3 billion (to be provided approximately 80% by the Investment Funds and 20% by High River) for management within the Sargon Portfolio over a four-year term and Brett Icahn would be entitled, subject to the terms of the 2012 Co-Manager Agreement, to a one-time lump sum payment at the end of such four-year period, equal to 7.5% of the profit generated by the portfolio over a hurdle rate of return, minus certain costs (payable by each of the Investment Funds and High River based upon their respective profits).
On October 22, 2013, Icahn Enterprises and Icahn Capital entered into an amendment (the “Co-Manager Amendment”) to the Amended and Restated Co-Manager Agreement made as of August 1, 2012 by and between Icahn Enterprises, Icahn Capital and each of David Schechter and Brett Icahn (the “2013 Co-Manager Agreement”).
The Co-Manager Amendment modified certain provisions of the 2012 Co-Manager Agreement solely as they related to the shares of common stock of Netflix, Inc., a Delaware corporation, held within the New Sargon Portfolio (the “Designated Shares”). Pursuant to the 2013 Co-Manager Amendment, up to 85% of the Designated Shares may be sold by Icahn Enterprises and Icahn Capital without the consent of the Co-Managers. Following the sale of any of the Designated Shares without the consent of the Co-Managers, Icahn Enterprises and Icahn Capital must make available to the New Sargon Portfolio an amount in cash or cash equivalents equal to the proceeds received from such sale. Further, pursuant to the Amendment, the shares sold without consent of the Co-Managers will be deemed to remain in the New Sargon Portfolio on a notional basis for the purposes of calculating the market value of the New Sargon Portfolio in connection with the determination of gain in the New Sargon Portfolio.
The balance due to Brett Icahn by Icahn Enterprises and Icahn Capital at December 31, 2015, pursuant to the terms of the Co-Manager Agreement, 2012 Co-Manager Agreement and 2013 Co-Manager Agreement, would have been approximately $256 million if he had been 100% vested as of December 31, 2015. For 2015, amounts due to Brett Icahn under these agreements by the Investment Funds increased by approximately $73 million.
Icahn Capital paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Carl C. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services. For 2015, under a separate expense-sharing agreement, we have charged Icahn Affiliates approximately $3 million for such services.
Icahn Capital pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent); Icahn Capital shall be allocated pro rata for such expenses in accordance with each investor's capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally when such expenses are paid. For 2015, $235 million was allocated to the Investment Funds based on this expense-sharing arrangement.
During 2015, we paid an affiliate $1 million for the non-exclusive use of office space.
During 2015, we paid $1 million to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services
During 2015, our Holding Company provided certain professional services to an Icahn Affiliate for which we charged $3 million.
During 2015, Federal-Mogul made purchases from Hertz Global Holdings Inc. ("Hertz") of less than $1 million and had sales to Navistar, Inc. ("Navistar") of $18 million. We and affiliates of Mr. Icahn have a non-controlling ownership in Hertz and Navistar.
ARI has from time to time purchased components from ACF Industries LLC ("ACF"), an affiliate of Mr. Icahn, under a long-term agreement, as well as on a purchase order basis. ACF is a manufacturer and fabricator of specialty railcar parts and miscellaneous steel products. Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at ARI’s instruction, various railcar components. In consideration for these services, ARI agreed to pay ACF based on agreed upon rates. The agreement automatically renews unless written notice is provided by ARI.
Also in April 2015, ARI entered into a parts purchasing and sale agreement with ACF. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee. Under this agreement, ARI and ACF may, from time to time, purchase and sell to each other certain parts for railcars ("Railcar Parts"). ARI also provides a non-exclusive and non-assignable license of certain intellectual property related to the manufacture and sale of Railcar Parts to ARI. The buyer under the agreement must pay the market price of the parts as determined in the agreement or as stated on a public website for all ARI buyers. ARI may provide designs, engineering and purchasing support, including all materials and components to ACF. Subject to certain early termination events, the agreement terminates on December 31, 2020.
ARI purchased $18 million of components from ACF during 2015.

In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee on the basis that the terms of the agreement were not materially less favorable to ARI than those that could have been obtained in a comparable transaction with an unrelated person. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a nonexclusive, non-assignable license to certain of ARI’s intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell tank railcars during the term of the agreement. In November 2015, ARI and ACF amended this agreement to, among other provisions, extend the termination date to December 31, 2016 from December 31, 2015, subject to certain early termination events.
In consideration for the services and license provided by ARI to ACF in conjunction with the agreement, ACF pays ARI a royalty and, if any, a share of the net profits ("ACF Profits") earned on each railcar manufactured and sold by ACF under the agreement, in an aggregate amount equal to 30% of such ACF Profits, as calculated under the agreement. ACF Profits are net of certain of ACF’s start-up and shutdown expenses and certain maintenance capital. If no ACF Profits are realized on a railcar manufactured and sold by ACF pursuant to the agreement, ARI will still be entitled to the royalty for such railcar and will not share in any losses incurred by ACF in connection therewith. In addition, any railcar components supplied by ARI to ACF for the manufacture of these railcars are provided at fair market value.
Under the agreement, ACF had the exclusive right to manufacture and sell subject tank railcars for any new orders scheduled for delivery to customers on or before January 31, 2014. ARI has the exclusive right to any sales opportunities for tank railcars for any new orders scheduled for delivery after that date and through termination of the agreement. ARI also has the right to assign any sales opportunity to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Any sales opportunity accepted by ACF will not be reflected in ARI’s orders or backlog.
Revenues of $10 million for the years ended December 31, 2015 were recorded for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF.
In April 2015, ARI entered into a repair services and support agreement with ACF. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee. Under this agreement, ARI provides certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services ("Repair Services"). Additionally, ARI provides a non-exclusive and non-assignable license of certain intellectual property related to the Repair Services for railcars. ARI receives 30% of the net profits (as defined in the agreement) for Repair Services related to all railcars not owned by ARL or its subsidiaries and 20% of the net profits for Repair Services related to all railcars owned by ARL or its subsidiaries, if any, but does not absorb any losses incurred by ACF.
Under the agreement, ARI has the exclusive right to sales opportunities related to Repair Services, except for any sales opportunity related to Repair Services presented to ACF by ARL with respect to ARL-owned railcars. ARI also has the right to assign any sales opportunities related to Repair Services to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Subject to certain early termination events, the agreement terminates on December 31, 2020.
ARI's revenues under this agreement were less than $1 million for the year ended December 31, 2015.
In April 2013, AEP Leasing entered into an agreement ("ACF Agreement") with ACF whereby AEP Leasing agreed to purchase railcars from ACF. The ACF Agreement was assumed by ARL in connection with our purchase of a 75% economic interest in ARL. The ACF Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors, who were advised by independent counsel and an independent financial advisor on the basis that the terms were not less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Under this agreement, purchases of railcars by our Railcar segment from ACF were $9 million for the year ended December 31, 2015.
In addition to the above purchases, on a contract-by-contract basis, ARL purchased $59 million of railcars from ACF for the year ended December 31, 2015.
ARL provides certain tax services to ACF for which it received $144,000 during the year ended December 31, 2015.
During the year ended December 31, 2015, ARL distributed an aggregate of $25 million in distributions to IRL Holdings, LLC, an affiliate of Mr. Icahn. In addition, ARL made a non-resident withholding of approximately $2 million on IRL's behalf during the year ended December 31, 2015.
In December, 2012, Icahn Sourcing, LLC advised Icahn Enterprises that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's annual operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, Tropicana, ARI, ARL,

Viskase PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's annual operating expenses. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's annual operating expenses.  For 2015, we and certain of our subsidiaries paid approximately $2 million to the Insight Portfolio Group.
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

During 2015 we did not receive any fees in respect of items as described above.
Affiliate Pension Obligations
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 89.0% of Icahn Enterprises' outstanding depositary units as of December 31, 2015. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2015 and 2014. If the plans were voluntarily terminated, they would be underfunded by approximately $589 million and $474 million as of December 31, 2015 and 2014, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
Director Independence
The board of directors of Icahn Enterprises GP has determined that we are a “controlled company” for the purposes of the NASDAQ's listing rules and therefore are not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors. Nevertheless, we believe that Messrs. Leidesdorf, Nelson and Wasserman are “independent” as defined in the currently applicable listing rules of NASDAQ. Messrs. Leidesdorf, Nelson and Wasserman serve as members of our audit committee. A majority of the members of Icahn Enterprises GP's board of directors are independent and the audit committee consists entirely of these independent directors.

Item 14. Principal Accountant Fees and Services.
We incurred $13,229,000 and $12,687,000 in audit fees and expenses from Grant Thornton LLP for 2015 and 2014, respectively. We include in the category of audit fees such services related to the audits of annual consolidated financial statements and internal controls, reviews of quarterly financial statements, reviews of reports filed with the SEC and other services, including services related to consents and registration statements filed with the SEC.
We incurred $804,000 and $416,000 in audit-related fees and expenses from Grant Thornton LLP for 2015 and 2014, respectively, relating primarily to services provided in connection with offering memorandums, potential acquisitions and employee benefit plans. Additionally, we incurred $34,000 and $63,000 in tax-related fees and expenses from Grant Thornton LLP for 2015 and 2014, respectively.
In accordance with Icahn Enterprises' and Icahn Enterprises Holdings' Amended and Restated Audit Committee Charters adopted on March 12, 2004, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to Icahn Enterprises, Icahn Enterprises Holdings and their consolidated subsidiaries by their independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the '34 Act), all as required by applicable law or listing standards. All of the fees in 2015 and 2014 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements:
The following financial statements of Icahn Enterprises L.P., and subsidiaries, are included in Part II, Item 8 of this Report:
The following financial statements of Icahn Enterprises Holdings L.P., and subsidiaries, are included in Part II, Item 8 of this Report:

(a)(2) Financial Statement Schedules:

Page Number
Schedule I - Condensed Financial Information of Parent (Icahn Enterprises L.P.)	251
Schedule I - Condensed Financial Information of Parent (Icahn Enterprises Holdings L.P.)	255
All other financial statement schedules have been omitted because the required financial information is not applicable, immaterial or the information is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits:
The list of exhibits required by Item 601of Regulation S-K and filed as part of this Report is set forth in the Exhibit Index.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
	(In millions, except unit amounts)
ASSETS
Investments in subsidiaries, net	$9,577	$11,028
Deferred financing costs	6	8
Total Assets	$9,583	$11,036

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$106	$107
Debt	5,490	5,486
	5,596	5,593

Commitments and contingencies (Note 3)

Equity:
Limited partners: Depositary units: 131,481,059 and 123,103,414 units issued and outstanding at December 31, 2015 and 2014, respectively	4,244	5,672
General partner	(257)	(229)
Total equity	3,987	5,443
Total Liabilities and Equity	$9,583	$11,036

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Interest expense	$(289)	$(292)	$(302)
Loss on extinguishment of debt	—	(108)	—
Equity in (loss) earnings of subsidiaries	(905)	27	1,327
Net (loss) income	$(1,194)	$(373)	$1,025
Net (loss) income allocable to:
Limited partners	$(1,170)	$(366)	$1,005
General partner	(24)	(7)	20
	$(1,194)	$(373)	$1,025

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Cash flows from operating activities:
Net (loss) income	$(1,194)	$(373)	$1,025
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of deferred financing costs	1	1	2
Loss on extinguishment of debt	—	108	—
Equity in (income) loss of subsidiary	905	(27)	(1,327)
Net cash used in operating activities	(288)	(291)	(300)
Cash flows from investing activities:
Net investment in and advances from subsidiary	404	(951)	(173)
Net cash provided by (used in) investing activities	404	(951)	(173)
Cash flows from financing activities:
Partnership distributions	(116)	(125)	(51)
Partnership contributions	—	—	587
Proceeds from borrowings	—	4,991	493
Repayments of borrowings	—	(3,624)	(556)
Net cash (used in) provided by financing activities	(116)	1,242	473
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—

See notes to condensed financial statements.

ICAHN ENTERPRISES L.P. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation.
Icahn Enterprises, L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (''Icahn Enterprises Holdings''). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (''Icahn Enterprises GP''), our sole general partner, which is owned and controlled by Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings.  As of December 31, 2015, Icahn Enterprises Holdings is engaged in the following continuing operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Mining, Food Packaging, Real Estate and Home Fashion.
For the years ended December 31, 2015, 2014 and 2013, Icahn Enterprises received $535 million, $561 million and $1,190 million, respectively, in dividends and distributions from consolidated subsidiaries.
The condensed financial statements of Icahn Enterprises should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Report.
2. Debt.
See Note 10, “Debt,” to the consolidated financial statements located in Part II, Item 8 of this Report. Icahn Enterprises' Parent company debt consists of the following:

	December 31,
	2015	2014
	(in millions)
Senior unsecured 5.875% notes due 2022	$1,339	$1,337
Senior unsecured 6.00% notes due 2020	1,707	1,708
Senior unsecured 4.875% notes due 2019	1,271	1,270
Senior unsecured 3.5% notes due 2017	1,173	1,171
Total debt	$5,490	$5,486
3. Commitments and Contingencies.
See Note 17, “Commitments and Contingencies,” to the consolidated financial statements located in Part II, Item 8 of this Report.

SCHEDULE I

ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
	(in millions)
ASSETS
Cash and cash equivalents	$51	$388
Other assets	223	114
Investments in subsidiaries, net	9,363	10,592
Total Assets	$9,637	$11,094
LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$109	$111
Debt	5,517	5,517
	5,626	5,628

Commitments and contingencies (Note 3)

Equity:
Limited partner	4,310	5,751
General partner	(299)	(285)
Total equity	4,011	5,466
Total Liabilities and Equity	$9,637	$11,094

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Interest and dividend income	$—	$1	$—
Loss on extinguishment of debt	—	(108)	—
Equity in (loss) earnings of subsidiaries	(903)	28	1,342
Other income, net	28	20	15
	(875)	(59)	1,357
Interest expense	291	290	305
Selling, general and administrative	27	23	27
	318	313	332
Net (loss) income	$(1,193)	$(372)	$1,025
Net (loss) income allocable to:
Limited partner	$(1,181)	$(368)	$1,015
General partner	(12)	(4)	10
	$(1,193)	$(372)	$1,025

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(1,193)	$(372)	$1,025
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in (income) loss of subsidiary	903	(28)	(1,342)
Loss on extinguishment of debt	—	108	—
Investment gains	—	—	—
Depreciation and amortization	2	5	(1)
Other, net	(16)	—	—
Change in operating assets and liabilities	(4)	(47)	18
Net cash used in operating activities	(308)	(334)	(300)
Cash flows from investing activities:
Net investment in subsidiaries	155	(661)	(128)
Purchase of investments	(96)	—	—
Other, net	28	9	4
Net cash provided by (used in) investing activities	87	(652)	(124)
Cash flows from financing activities:
Partnership distributions	(116)	(125)	(51)
Partner contribution	—	—	593
Proceeds from borrowings	—	4,991	493
Repayments of borrowings	—	(3,634)	(576)
Net cash (used in) provided by financing activities	(116)	1,232	459
Net change in cash and cash equivalents	(337)	246	35
Cash and cash equivalents, beginning of period	388	142	107
Cash and cash equivalents, end of period	$51	$388	$142

See notes to condensed financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation.
Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) is a limited partnership formed in Delaware on February 17, 1987. Our sole limited partner is Icahn Enterprises L.P. (“Icahn Enterprises”), a master limited partnership which owns a 99% interest in us. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP''), our sole 1% general partner, is a Delaware corporation which is owned and controlled by Carl C. Icahn. As of December 31, 2015, Icahn Enterprises Holdings is engaged in the following continuing operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Mining, Food Packaging, Real Estate and Home Fashion.
For the years ended December 31, 2015, 2014 and 2013, Icahn Enterprises Holdings received $535 million, $561 million and $1,190 million, respectively, in dividends and distributions from consolidated subsidiaries.
The condensed financial statements of Icahn Enterprises Holdings should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Report.
2.  Debt.
See Note 10, “Debt,” to the consolidated financial statements located in Part II, Item 8 of this Report. Icahn Enterprises Holdings' Parent company debt consists of the following:

	December 31,
	2015	2014
	(in millions)
Senior unsecured 5.875% notes due 2022	$1,339	1,337
Senior unsecured 6.00% notes due 2020	1,707	1,708
Senior unsecured 4.875% notes due 2019	1,271	1,270
Senior unsecured 3.5% notes due 2017	1,173	1,171
Mortgages payable	27	31
Total debt	$5,517	$5,517

3.  Commitments and Contingencies.
See Note 17, “Commitments and Contingencies,” to the consolidated financial statements located in Part II, Item 8 of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Keith Cozza
Keith Cozza President, Chief Executive Officer and Director
Date: February 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Cozza	President, Chief Executive Officer and Director	February 29, 2016
Keith Cozza

/s/SungHwan Cho	Chief Financial Officer and Director	February 29, 2016
SungHwan Cho

/s/Peter Reck	Chief Accounting Officer	February 29, 2016
Peter Reck

/s/Jack G. Wasserman	Director	February 29, 2016
Jack G. Wasserman

/s/William A. Leidesdorf	Director	February 29, 2016
William A. Leidesdorf

/s/James L. Nelson	Director	February 29, 2016
James L. Nelson

Chairman of the Board
Carl C. Icahn

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Keith Cozza
Keith Cozza President, Chief Executive Officer and Director
Date: February 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises Holdings L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Cozza	President, Chief Executive Officer and Director	February 29, 2016
Keith Cozza

/s/SungHwan Cho	Chief Financial Officer and Director	February 29, 2016
SungHwan Cho

/s/Peter Reck	Chief Accounting Officer	February 29, 2016
Peter Reck

/s/Jack G. Wasserman	Director	February 29, 2016
Jack G. Wasserman

/s/William A. Leidesdorf	Director	February 29, 2016
William A. Leidesdorf

/s/James L. Nelson	Director	February 29, 2016
James L. Nelson

Chairman of the Board
Carl C. Icahn

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of December 30, 2015, by and among Icahn Enterprises Holdings L.P., IEP Parts Acquisition LLC and The Pep Boys - Manny, Moe and Jack (incorporated by reference to Exhibit 2.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 30, 2015.

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

10.5
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

10.6
Tender and Support Agreement, dated as of October 6, 2008, by and among Icahn Enterprises Holdings L.P. and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on October 9, 2008).

10.7
Support Agreement, dated as of December 15, 2010, by and among Dynegy Inc., High River Limited Partnership, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 7, 2010).

10.8
Loan and Security Agreement, dated as of June 15, 2011, among WestPoint Home, Inc., as the Borrower, the Lenders from time to time party thereto, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 9, 2011).

10.9
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

10.10
Investment Agreement, by and between Federal-Mogul Corporation and IEH FM Holdings LLC, dated December 2, 2012 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 3, 2012).

10.11
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

10.13
Contribution and Exchange Agreement, dated January 12, 2010, among Icahn Enterprises, Beckton Corp., Barberry Corp., Modal LLC and Caboose Holding, LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).

10.14
Contribution and Exchange Agreement, dated January 12, 2010, among Icahn Enterprises, Beckton Corp., Barberry Corp., Koala Holding Limited Partnership, High River Limited Partnership and Meadow Walk Limited Partnership (incorporated by reference to Exhibit 10.3 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).

10.15
Contribution and Exchange Agreement by and among Icahn Enterprises, Beckton Corp., Barberry Corp., High River Limited Partnership, and Koala Holding Limited Partnership dated August 24, 2012 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 28, 2012).

10.16
Contribution Agreement, dated September 20, 2013, among AEP Rail Corp., IRL Holding LLC, American Railcar Leasing, LLC and IEP Energy Holding LLC (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on September 25, 2013).

10.17
Registration Rights Agreement, dated January 17, 2012, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 17, 2012).

10.18
Registration Rights Agreement, dated February 6, 2012, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on February 6, 2012).

10.19
Registration Rights Agreement, dated July 12, 2012, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 12, 2012).

10.20
Registration Rights Agreement, dated August 1, 2013, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 1, 2013).

10.21
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

10.22
Amended and Restated Co- Manager Agreement, dated July 24, 2012, among Icahn Enterprises L.P., Icahn Capital LP and Brett Icahn (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 27, 2012).

10.23
Amended and Restated Co- Manager Agreement, dated July 24, 2012, among Icahn Enterprises L.P., Icahn Capital LP and David Schechter (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 27, 2012).

10.24
Amended and Restated Co- Manager Agreement, dated October 22, 2013, among Icahn Enterprises, Icahn Capital LP and each of Brett Icahn and David Schechter (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on October 22, 2013).

12.1	Ratio of earnings to fixed charges (Icahn Enterprises).
12.2	Ratio of earnings to fixed charges (Icahn Enterprises Holdings).
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

21.1	Subsidiaries of the Registrants.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 101
The following financial information from Icahn Enterprises' and Icahn Enterprises Holdings' Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013,(iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (vi) the Notes to the Consolidated Financial Statements.